Form 10-Q
period 2004-08-26
Cellu Tissue Holdings, Inc.
filed 2004-11-15
CIK 1295976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 26, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                 .

Commission file number 333-118829

Cellu Tissue Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1346495
(State of incorporation)	(IRS Employer Identification No.)

3442 Francis Road Suite 220 Alpharetta, Georgia	30004
(Address of principal executive offices)	(zip code)

(678) 393-2651

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of November 1, 2004:

Title of Class	Shares Outstanding
Common Stock, Class A, $.10 par value	11,127

CELLU TISSUE HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED AUGUST 26, 2004

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	August 26 2004	August 28 2003	August 26 2004	August 28 2003

Net sales	$86,275,437	$73,198,521	$165,059,621	$136,795,245
Cost of goods sold	75,353,411	65,304,905	145,183,926	122,251,182
Gross profit	10,922,026	7,893,616	19,875,695	14,544,063

Selling, general and administrative expenses	3,966,639	3,367,907	7,589,637	6,407,432
Compensation from redemption of stock options			3,414,441
Accelerated vesting of stock options - non cash	292,776		533,551
Amortization of intangibles	336,240	186,535	692,727	373,070
Income from operations	6,326,371	4,339,174	7,645,339	7,763,561

Write-off of debt issuance costs and prepayment penalties			3,318,495
Interest expense, net	4,057,476	1,446,851	7,947,229	2,896,466
Foreign currency (gain) loss	212,445	(31,247)	196,388	374,269
(Gain) loss on sale of equipment	(2,381,316)	(2,000)	(2,381,316)	37,938
Other (income) expense	25,758	(1,101)	25,158	(1,465)
Income (loss) before income tax	4,412,008	2,926,671	(1,460,615)	4,456,353

Income tax expense (benefit)	875,903	1,061,211	(3,998,374)	1,615,874
Net income	$3,536,105	$1,865,460	$2,537,759	$2,840,479

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC, AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 26 2004	February 29 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,165,596
Receivables, net	41,717,865	$37,437,876
Receivables, other	3,900,000
Inventories	22,861,713	24,803,154
Prepaid expenses and other current assets	2,055,379	2,119,340
Income tax receivable	5,769,804	711,645
Deferred income taxes	1,134,080	1,134,080
Assets held for sale		2,270,371
TOTAL CURRENT ASSETS	89,604,437	68,476,466
PROPERTY, PLANT AND EQUIPMENT, NET	96,644,102	100,122,201
DEBT ISSUANCE COSTS	7,467,499	4,710,916
GOODWILL	13,723,935	13,723,935
OTHER ASSETS	100,895	178,132
TOTAL ASSETS	$207,540,868	$187,211,650

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIENCY)
CURRENT LIABILITIES:
Revolving lines of credit		$11,352,924
Cash overdraft		4,760,297
Accounts payable	$21,829,439	16,857,938
Accrued expenses	12,353,991	11,226,210
Accrued interest	7,464,379	292,077
Current portion of long-term debt	270,000	7,470,000
TOTAL CURRENT LIABILITIES	41,917,809	51,959,446
LONG-TERM DEBT, LESS CURRENT PORTION	160,647,289	36,963,541
DEFERRED INCOME TAXES	13,688,236	13,688,236
OTHER LIABILITIES	118,000	118,000
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, Class A, $.01 par value, 150,000 shares authorized, 11,127 and 20,328 shares issued and outstanding at August 26, 2004 and February 29, 2004, respectively	111	204
Capital in excess of par value		65,976,390
Accumulated earnings (deficit)	(9,081,200)	18,659,808
Unearned compensation	(91,405)	(388,888)
Accumulated other comprehensive income	342,028	234,913
TOTAL STOCKHOLDERS’ EQUITY(DEFICIENCY)	(8,830,466)	84,482,427
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIENCY)	$207,540,868	$187,211,650

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	August 26 2004	August 28 2003
Cash flows from operating activities
Net income	$2,537,759	$2,840,479
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of debt issuance costs-noncash	2,894,868
Accelerated vesting of stock options-noncash	533,551
Accretion of debt discount	147,109
Amortization of intangibles	692,727	373,070
Depreciation	7,309,353	7,814,517
(Gain) loss on sale of property, plant and equipment	(2,381,316)	37,938
Stock based compensation	297,482	333,334
Changes in operating assets and liabilities:
Receivables	(4,279,989)	(6,323,114)
Receivables, other	(3,900,000)
Inventories	1,941,441	(3,545,924)
Prepaid expenses and other current assets	(4,994,198)	(830,472)
Other assets	77,241	(173,560)
Cash overdraft, accounts payable, accrued expenses, accrued interest and income taxes	8,511,287	1,575,603
Total adjustments	6,849,556	(738,608)
Net cash provided by operating activities	9,387,315	2,101,871

Cash flows from investing activities
Proceeds from sale of property, plant and equipment, net	4,003,727
Capital expenditures	(3,183,294)	(5,259,501)
Net cash provided by (used) in investing activities	820,433	(5,259,501)

Cash flows from financing activities
Payments of long-term debt	(43,863,541)	(5,681,959)
Proceeds from note offering	160,200,180
Borrowings (payments) on revolving line of credit, net	(10,953,999)	8,524,518
Cash dividends	(96,788,801)
Prepayment penalties	(423,627)
Debt issuance costs	(6,319,479)
Net cash provided by financing activities	1,850,733	2,842,559

Effect of foreign currency	107,115	315,071

Net increase in cash and cash equivalents	12,165,596	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$12,165,596	$—

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
August 26, 2004

Note 1 Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements include the accounts of Cellu Tissue Holdings, Inc. (the “Company” ) and its wholly-owned subsidiaries.  The Company is a wholly-owned subsidiary of Cellu Paper Holdings, Inc. (the “Parent”).  These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended August 26, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2005.  For further information, refer to the Company’s consolidated financial statements and footnotes thereto as of February 29, 2004 and for the year then ended, from which the consolidated balance sheet at February 29, 2004 has been derived.

Reclassification

Certain prior year amounts have been reclassified to conform to the current fiscal year 2005 presentation.

Stock Based Compensation

The Company accounts for stock options using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  As such, it does not recognize compensation expense associated with stock options to purchase the Parent’s common stock granted under the Parent’s stock option plan, if the exercise price is at least equal to the fair market value of the Parent’s common stock, as determined by the Board of Directors, at the date granted.  If applicable, stock-based compensation costs for stock awards are reflected in operating results over the awards’ vesting period.  If compensation expense for the Parent’s stock options had been determined using the fair value methodology consistent with the method prescribed by Statement of Financial Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123”), the Company’s net income would have been adjusted to the pro forma amounts indicated below.

	For the three months ended		For the six months ended
	August 26, 2004	August 28, 2003	August 26, 2004	August 28, 2003

Net income, as reported	$3,536,105	$1,865,460	$2,537,759	$2,840,479
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	(74,219)	—	(988,024)	—
Less: stock-based employee compensation expense determined under fair value method, net of related tax	—	51,154	(113,775)	102,318
Pro forma net income, fair value method	$3,461,886	$1,814,306	$1,435,960	$2,738,161

Pro forma compensation expense related to the stock options is generally recognized over the vesting period.  The vesting period used for all periods presented is three years.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 4.16%, expected lives of 4 years, zero dividend payments, and no volatility.

In connection with the Company’s debt transaction (Note 4), the Company accelerated vesting of all unvested employee stock options.  As a result thereof, the APB 25 expense for the six-months ended August 26, 2004 recognized in the table above is larger than the expense calculated under FAS 123 as the expense associated with the accelerated vesting and cash paid for redemption of stock options would have been previously recognized if FAS 123 had been applied from the date of grant.

The Company may need to recognize additional expense should management’s estimate of the number of employees that will actually benefit from the accelerated vesting of the options need to be adjusted.  The Company has estimated and recognized $.5 million of expense in the six-month period ended August 26, 2004, associated with employees that will actually benefit from the accelerated vesting of the stock options.  The Company will update its estimate each reporting period and adjust the total expense recognized until the original vesting period associated with the stock options has expired.

Note 2 Inventories

Components of inventories are as follows:

	August 26, 2004	February 29, 2004

Finished goods	$13,162,085	$14,644,430
Raw materials	4,216,343	4,527,340
Packaging materials and supplies	6,055,582	6,172,198
	23,434,010	25,343,968
Inventory reserves	(572,297)	(540,814)
	$22,861,713	$24,803,154

Note 3 Debt Issuance Costs

Debt issuance costs consist of the following:

	August 26, 2004	February 29, 2004

Debt issuance costs	$8,126,724	$5,654,208
Less accumulated amortization	(659,225)	(943,292)
	$7,467,499	$4,710,916

Note 4 Long-Term Debt

Long-term debt consists of the following:

	August 26, 2004	February 29, 2004
9 ¾% senior secured notes due 2010	$162,000,000
Less discount	(1,652,711)
	160,347,289

Term Loan A, $20.0 million principal due October 31, 2007		$11,260,123

Term Loan B, $20.0 million principal, $14.5 million due September 30, 2005 and $5.5 million due September 30, 2007		17,333,418

Term Loan C, $15.0 million principal, $10.9 million due September 30, 2005 and $4.1 million due September 30, 2007		15,000,000
	160,347,289	43,593,541
Industrial revenue bond payable, in annual installments, plus interest ranging from 4.8% to 6.65%, due in 2006	570,000	840,000
	160,917,289	44,433,541
Less current portion of debt	270,000	7,470,000
	$160,647,289	$36,963,541

In March 2004, the Company completed a Rule 144A offering of $162.0 million principal amount of 9 ¾% senior secured notes due 2010.  The Company raised $152.2 million, net of debt issuance costs of $8.0 million and original issuance discount of $1.8 million.  At the same time, the Company entered into a new $30.0 million revolving working capital facility.  A portion of these proceeds, along with a drawdown from the new working capital facility, were used to pay off existing debt of approximately $56.0 million.  Furthermore, the Company used approximately $100.2 million of the proceeds to fund a stockholder dividend and compensation from the redemption of stock options ($3.4 million).  As a result of the extinguishment of debt, approximately $2.9 million of debt issuance costs previously capitalized were written off and the Company incurred approximately

$.4 million in prepayment penalties.  The total amount of $3.3 million is reflected in write-off of debt issuance costs and prepayment penalties on the income statement.

The senior secured notes mature on March 15, 2010 and require semi-annual interest payments on March 15 and September 15, with the first payment commencing on September 15, 2004. The senior secured notes are unconditionally guaranteed by all of the Company’s subsidiaries.

As of August 26, 2004, there were no outstanding borrowings under the working capital facility.

Note 5 Stockholders’ Equity (Deficiency)

The Company used approximately $96.8 million of the proceeds from the note offering to fund a stockholder dividend to the Parent to purchase shares of common stock, warrants and options.  Approximately $66.2 million was charged to capital in excess of par value, reducing this balance to zero and the remaining $30.6 million was charged to accumulated earnings, resulting in the deficiency at August 26, 2004.  Net income generated for the fiscal 2005 six-month period reduced the deficiency.

Note 6 Comprehensive (Loss) Income

The components of comprehensive (loss) income for the three months and six months ended August 26, 2004 and August 28, 2003 are as follows:

	Three Months Ended		Six Months Ended
	August 26, 2004	August 28, 2003	August 26, 2004	August 28,2003
Net income	$3,536,105	$1,865,460	$2,537,759	$2,840,479
Foreign currency translation adjustments	189,673	(60,576)	107,115	315,071
Comprehensive income	$3,725,778	$1,804,884	$2,644,874	$3,155,550

Note 7 Gain on Sale of Equipment

In July 2005, the Company sold a previously idled paper machine at its Menominee mill and recorded a gain on the sale of $2.4 million.  The net proceeds from the sale were $4.0 million (gross proceeds of $5.2 million less brokerage fees and other direct costs of $1.2 million), of which $1.3 million had been received through August 26, 2004.

Note 8 Business Segments

The Company operates in two reportable business segments:  tissue and machine-glazed paper.  The Company assesses the performance of its reportable business segments using income from operations.  Income from operations excludes interest income, interest expense, income tax expense, write-off of debt issuance costs and prepayment penalties the impact of foreign currency gains and losses, and gain on sale of equipment.  A portion of corporate and shared expenses is allocated to each segment.  There are no sales between segments.

	Three Months Ended		Six Months Ended
	August 26, 2004	August 28, 2003	August 26, 2004	August 28, 2003
Net Sales
Tissue	$60,500,858	$48,228,098	$115,513,463	$88,608,531
Machine-glazed paper	25,774,579	24,970,423	49,546,158	48,186,714
Consolidated	$86,275,437	$73,198,521	$165,059,621	$136,795,245

Income from operations
Tissue	$4,644,144	$2,537,867	$6,016,545	$4,768,619
Machine-glazed paper	2,018,467	1,987,842	2,321,521	3,368,012
Corporate amortization of intangibles	(336,240)	(186,535)	(692,727)	(373,070)
Consolidated	6,326,371	4,339,174	7,645,339	7,763,561
Write-off of debt issuance costs and prepayment penalties			3,318,495
Interest expense	4,064,200	1,448,011	7,956,601	2,898,908
Net foreign currency transaction (gain) loss	212,445	(31,247)	196,388	374,269
Interest income	(6,724)	(1,160)	(9,372)	(2,442)
Other income (expense)	2,355,558	3,101	2,356,158	(36,473)
Pretax (loss) income	$4,412,008	$2,926,671	$(1,460,615)	$4,456,353

Capital Expenditures
Tissue	$(1,889,793)	$(2,121,729)	$(2,828,724)	$(4,430,094)
Machine-glazed paper	(213,273)	(43,614)	(267,061)	(375,223)
Corporate	(20,000)	(309,824)	(87,509)	(454,184)
Consolidated	$(2,123,066)	$(2,475,167)	$(3,183,294)	$(5,259,501)

	Three Months Ended		Six Months Ended
	August 26, 2004	August 28, 2003	August 26, 2004	August 28, 2003

Depreciation
Tissue	$2,318,374	$2,423,031	$4,568,968	$4,840,668
Machine-glazed paper	1,371,309	1,489,904	2,740,385	2,973,849
	$3,689,683	$3,912,935	$7,309,353	$7,814,517

Note 9 Income Taxes

Income tax expense for the three months ended August 26, 2004 was 20% compared to a 36% tax expense for the three months ended August 28, 2003.  Income tax benefit for the six months ended August 26, 2004 was 274% compared to a 36% tax expense for the six months ended August 28, 2004.  The Company has recorded taxes for the six-month period at a 125% effective tax rate (benefit of $4.8 million) on the cumulative loss before the gain on sale of equipment ($3.8 million).  The effective tax rate is calculated based on the Company’s projected fiscal 2005 pretax income and expected book to tax permanent differences, primarily related to deferred debt issuance costs and accelerated vesting of stock options, specifically the portion of deferred debt issuance costs amortizable for book purposes and stock compensation expensed for book purposes but anticipated to be non-deductible for tax purposes.  Furthermore, the Company has recorded approximately $.8 million of state and federal taxes on the gain ($2.4 million) recognized in the current fiscal quarter related to the gain on sale of a paper machine.  Based on the above and achievement of projected fiscal 2005 pre-tax income, the Company anticipates an overall effective tax rate for the year of approximately 59%.

Item 2.  Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations-

OVERVIEW

Certain statements contained in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and as such may involve known or unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations are generally identifiable by use of the words “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “believe”, “intend”, “project”, or comparable terminology.  Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, those set forth in Forward-Looking Statements and Risk Factors in our Registration Statement Form S-4 dated September 30, 2004.  These risks and uncertainties should be considered in evaluating any forward-looking statements contained herein.

The Company manufactures and markets a variety of specialty tissue hard rolls and machine-glazed paper used in the manufacture of various end products, including diapers, facial and bath tissue, assorted paper towels and food wraps.  In addition, the Company produces a variety of converted tissue products.

The Company operates in two reportable business segments:  tissue and machine-glazed paper.  The Company assesses the performance of its reportable business segments using income from operations.  Income from operations excludes interest income, interest expense, income tax expense, write-off of debt issuance costs and prepayment penalties, the impact of foreign currency gains and losses, and gain on sale of equipment.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended August 26, 2004 (the fiscal 2005 three-month period) compared to August 28, 2003 (the fiscal 2004 three-month period) and for the Six Months Ended August 26, 2004 (the fiscal 2005 six-month period) compared to August 28, 2003 (the fiscal 2004 six-month period)

Net sales for the fiscal 2005 three-month period increased $13.1 million, or 17.9%, to $86.3 million from $73.2 million for the comparable period in the prior year. Net sales for the fiscal 2005 six-month period increased $28.3 million, or 20.7%, to $165.1 million from $136.8 million for the comparable period in the prior year.  The increase in net sales is attributable to improved product mix, higher selling prices, and an increase in volume sold over the prior year.  For the fiscal 2005 three-month period and fiscal 2005 six-month period, the Company sold 69,167 and 136,005 tons, respectively of tissue hard rolls, machine-glazed paper hard rolls and converted tissue products compared to 63,632 and 122,271 tons, respectively for the comparable periods in the prior year.  This is an increase of 5,535 tons or 8.7% for the fiscal 2005 three-month period and an increase of 13,734 tons or 11.2% for the fiscal 2005 six-month period over the comparable periods in the prior year.

Net sales for the Company’s tissue segment for the fiscal 2005 three-month period were $60.5 million, an increase of $12.3 million, or 25.4% over the comparable period in the prior year.  Net sales for the Company’s tissue segment for the fiscal 2005 six-month period were $115.6 million, an increase of $26.9 million, or 30.4% over the comparable period in the prior year.  The increase for the tissue segment is attributable to improved product mix, higher selling prices, and an increase in volume sold over the comparable periods in the prior year.  Net sales for the Company’s machine-glazed segment for the 2005 three-month period were $25.8 million, an increase of $.8 million, or 3.2% over the comparable period in the prior year.  Net sales for the Company’s machine-glazed segment for the 2005 six-month period were $49.5 million, an increase of $1.4 million, or 2.8% over the comparable period in the prior year.  The increase for the machine-glazed segment is attributable to improved product mix and higher net selling prices.

Gross profit for the fiscal 2005 three-month period increased to $10.9 million from $7.9 million, an increase of $3.0 million, or 38.4% over the comparable period in the prior year.  Gross profit for the fiscal 2005 six-month period increased to $19.9 million from $14.5 million, an increase of $5.4 million, or 36.7% over the comparable period in the prior year.  As a percentage of net sales, gross profit increased to 12.7% in the fiscal 2005 three-month period and 12.0% in the fiscal 2005 six-month period from 10.8% in the fiscal 2004 three-month period and 10.6% in the fiscal 2004 six-month period.  The increase in gross profit in the fiscal 2005 three-month and six-month periods was primarily attributable to improved product mix, higher net selling prices, and increased volume.  This increase was partially offset by increased pulp, energy and freight costs.

Gross profit for the Company’s tissue segment for the fiscal 2005 three-month period was $7.4 million, an increase of $2.7 million, or 57.1% over the comparable period in the prior year.  Gross profit for the Company’s tissue segment for the fiscal 2005 six-month period was $13.6 million, an increase of $4.9 million, or 55.0% over the comparable period in the prior year.  Gross profit for the Company’s machine-glazed segment for the fiscal 2005 three-month period was $3.5 million, an increase of $.3 million, or 10.3% over the comparable period in the prior year.  Gross profit for the Company’s machine-glazed segment for the fiscal 2005 six-month period was $6.3 million, an increase of $.5 million, or 8.9% over the comparable period in the prior year.  As a percentage of net sales, gross profit for the tissue segment increased to 12.3% in the fiscal 2005 three-month period and 11.8% in the fiscal 2005 six-month period from 9.8% in the fiscal 2004 three-month period and 9.9% in the fiscal 2004 six-month period.  As a percentage of net sales, gross profit for the machine-glazed segment increased to 13.5% in the fiscal 2005 three-month period and 12.7% in the fiscal 2005 six-month period from 12.7% in the fiscal 2004 three-month period and 12.0% in the fiscal 2004 six-month period.  The increase for the tissue segment is attributable to improved product mix, higher net selling prices, and increased volume, which was partially offset by increased pulp, energy, and freight costs.  The increase for the machine-glazed segment is attributable to improved product mix and increased net selling prices, partially offset by increased pulp costs.

Selling, general and administrative expenses in the fiscal 2005 three-month period increased $.6 million, or 17.8%, to $4.0 million from $3.4 million in the fiscal 2004 three-month period.  Selling, general and administrative expenses in the fiscal 2005 six-month period increased $1.2 million, or 18.5%, to $7.6 million from $6.4 million in the fiscal 2004 six-month period.  The increase is primarily due to additional staffing requirements and professional fees to support compliance with Sarbanes-Oxley and increased medical costs.  The Company anticipates increases in selling, general and administrative expenses for the year ending February 28, 2005 related to achieving and maintaining compliance with required rules and regulations of the Securities and Exchange Commission associated with the Company becoming a public filer (See “Liquidity; Sources and Uses of Capital”).  As a percentage of net sales, selling, general and administrative expenses in the fiscal 2005 three-month period was 4.6%, consistent with the comparable period in the prior year.  As a percentage of net sales, selling, general and administrative expenses in the fiscal 2005 six-month period decreased to 4.6% from 4.7% in the comparable fiscal 2004 six-month period.

Compensation from the redemption of stock options and accelerated vesting of stock options included as expenses in the fiscal 2005 six-month period income from operations was $3.9 million; $3.4 million related to compensation from the redemption of stock options and $.5 million related to accelerated vesting of certain stock options, both triggered by the note offering completed in March 2004.  With respect to the $.5 million related to accelerated vesting of certain stock options, $.3 million was recorded in the fiscal 2005 three-month period and $.2 million was recorded in the first quarter of 2005.  Management may need to recognize additional expense should management’s estimate of the number of employees that will actually benefit from the accelerated vesting of the options need to be adjusted.  Management will continue to update its estimate each reporting period and adjust the total expense recognized until the original vesting period associated with the options has expired.

Write-off of debt issuance costs and prepayment penalties of $3.3 million included in the fiscal  2005 six-month period income from operations is an expense incurred primarily related to the write-off of debt issuance costs (non-cash) previously capitalized and associated with debt that was extinguished in March 2004 in association with the note offering.

Interest expense, net for the fiscal 2005 three-month period increased $2.6 million to $4.0 million, compared to $1.4 million for the fiscal 2004 three-month period.  Interest expense for the fiscal 2005 six-month period increased $5.0 million to $7.9 million, compared to $2.9 million for the fiscal 2004 six-month period.  The increase is due to the increased level of long-term debt outstanding as a result of the $162.0 million note offering completed in March 2004.

Gain on sale of equipment of $2.4 million included in the fiscal 2005 three-month period relates to the sale of a paper machine at the Company’s Menominee mill.  Net proceeds from the sale were $4.0 million (gross proceeds of $5.2 million less brokerage fees and other direct costs of $1.2 million), of which $1.3 million has been received in the fiscal 2005 three-month period and the remainder is to be received by the end of the Company’s fiscal 2005 third quarter in accordance with the terms of the sale.

Income tax (benefit) expense for the fiscal 2005 three-month period was a 20% expense compared to a 36% expense for the comparable fiscal 2004 three-month period. Income tax (benefit) expense for the fiscal 2005 six-month period was a benefit of 274% compared to a 36% expense for the comparable fiscal year 2004 six-month period.  The Company has recorded taxes for the six-month period at a 125% effective rate (benefit of $4.8 million) on the cumulative loss before the gain on sale of equipment ($3.8 million).  The effective tax rate is calculated based on the Company’s projected fiscal 2005 pre-tax income and expected book-to-tax permanent differences, related to the portion of deferred debt issuance costs amortizable for book purposes and stock compensation expensed for book purposes, but anticipated to be non-deductible for tax purposes.  Furthermore, the Company has recorded approximately $.8 million of state and federal taxes on the gain ($2.4 million) recognized in the fiscal 2005 three-month period related to the gain on sale of a paper machine sold in this period.  Based on the above and assuming achievement of projected fiscal 2005 pre-tax income, the Company anticipates an overall effective tax rate for the year of approximately 59%.

Net income for the fiscal 2005 three-month period was $3.5 million, compared to net income of $1.9 million for the comparable period in the prior year.  Net income for the fiscal 2005 six-month period was $2.5 million, compared to net income of $2.8 million for the comparable period in the prior year.  Included in the fiscal 2005 three-month period is a $.3 million pretax charge related to accelerated vesting of certain stock options as described above.  Included in fiscal 2005 six-month net income is a $3.9 million pretax charge related to compensation from redemption of stock options and accelerated vesting of certain stock options as described above.  Furthermore, included in this amount is a $3.3 million pretax charge related to the write-off of debt issuance costs and prepayment penalties.  The Company also incurred $4.1 million of interest expense in the fiscal 2005 three-month period and $7.9 million of interest expense in the fiscal 2005 six-month period compared to $1.4 million in the comparable fiscal 2004 three-month period and $2.9 million in the comparable fiscal 2004 six-month period.  Offsetting these expense items was a gain of $2.4 million ($1.6 million after tax) recorded in the fiscal 2005 three-month period related to the sale of a paper machine sold in this period.

FINANCIAL CONDITION

Liquidity; Sources and Uses of Capital

Net cash provided by operations was $9.4 million for the fiscal 2005 six-month period, compared to $2.1 million for the comparable fiscal 2004 six-month period.  Significant non- cash items included in the fiscal 2005 six-month period were $2.9 million for the write-off of debt issuance costs and $.5 million related to accelerated vesting of stock options, both of which are related to the $162.0 million note offering completed in March 2004.  These charges are offset by a gain on sale of equipment of $2.4 million.  Net of these items, non-cash items for the fiscal 2005 six- month period totaled $8.4 million compared to $8.6 million for the comparable period in the prior year.  Cash flows used by changes in working capital totaled $2.6 million for the fiscal 2005 six-month period compared to net cash used of $9.3 million for the comparable period in the prior year.  With respect to the changes in accounts receivable and inventory, cash used by these items was $2.3 million for the fiscal 2005 six-month period compared to cash used by these items of $9.9 million for the comparable period in the prior year.  This improvement is attributable to shorter collection periods on accounts receivable and continued focus on inventory levels.  Cash used by other receivables relates to the cash to be received in the third quarter fiscal 2005 related to the machine sale recognized in the fiscal 2005 three-month period.  Cash used by changes in prepaid expenses and other current assets was $5.0 million for the fiscal 2005 six-month period compared to cash used of $.8 million in the prior year.  The fluctuation is primarily the result of the significant tax benefit recognized in the fiscal 2005 six-month period.  Cash provided by changes in cash overdraft, accounts payable, accrued expenses, accrued interest and income taxes for the fiscal 2005 six-month period was $8.5 million compared to cash provided of $1.6 million for the comparable period in the prior year.  The fluctuation is primarily due to the increase in accrued interest based on the timing of interest payments relative to the new notes and an increase in accounts payable due to the timing of vendor payments.

Net cash provided by investing activities for the fiscal 2005 six-month period was $.8 million compared to cash used by investing activities of $5.3 million for the comparable fiscal 2004 six-month period.  The change relates to the level of capital spending period over period, offset by machine sale proceeds.

Net cash provided by financing activities for the fiscal 2005 six-month period was $1.9 million compared to $2.8 million for the comparable fiscal 2004 six-month period. In the current fiscal period proceeds of $160.2 million, net of $1.8 million of original issue discount, from the note offering (see discussion below) were offset by (i) net payments on long term debt and a revolving line of credit of $43.9 million and $11.0 million, respectively; (ii) a stockholder dividend to our parent in the amount of approximately $100.2 million to fund the purchase of certain shares of its common stock and warrants ($96.8), and to fund $3.4 million of compensation resulting from the redemption of certain stock options to purchase common stock of our parent; (iii) prepayment penalties of $.4 million; and (iv) payment of fees and expenses related to the note offering in the amount of  $6.3 million.

In March 2004, the Company completed a Rule 144A offering of $162.0 million aggregate principle amount of 9 ¾% senior secured notes due 2010.  The Company raised $152.2 million, net of debt issuance costs of $8.0 million and original issuance discount of $1.8 million.  At the same time, the Company entered into a new $30.0 million revolving working capital facility with CIT Group/Business Credit Inc. A portion of the proceeds, along with a drawdown from the new working capital facility, were used to pay off existing debt of approximately $56.0 million.  Furthermore, the Company used $100.2 million of the proceeds to fund a stockholder dividend and compensation from the redemption of stock options ($3.4 million).  As a result of the extinguishment of debt, approximately $2.9 million of debt issuance costs previously capitalized were written-off and the Company incurred approximately $.4 million in prepayment penalties.  The total amount of $3.3 million is reflected in write-off of debt issuance costs and prepayment penalties on the income statement.

The senior secured notes mature on March 15, 2010 and require semi-annual interest payments on March 15 and September 15, with the first payment commencing on September 15, 2004.

As of August 26, 2004, there were no outstanding borrowings under the working capital facility.

As a result of the note offering described above, the vesting of certain stock options was accelerated and certain stock options were redeemed.  Accordingly, the Company incurred approximately $3.9 million of compensation expense.  Furthermore, the Company used approximately $96.8 million of the proceeds of the Rule 144A offering of senior secured notes to fund a stockholder dividend to the Company’s parent to purchase shares of its common stock and warrants.

In addition, as a result of the note offering described above, the Company has filed a registration statement on Form S-4 with the Securities and Exchange Commission (SEC).  The Company anticipates increased expenses related to achieving and maintaining compliance with required SEC rules and regulations once the registration statement has been declared effective by the SEC.  These expenses include, but are not limited to, costs associated with the creation of disclosure controls and procedures, internal control over financial reporting and compliance with periodic filing requirements.

Cash as of August 26, 2004 increased to $12.2 million from an overdraft position of $4.8 million as of the end of the prior fiscal year.  The improvement in the Company’s cash position is primarily due to the significant cash provided by operations in the first six months of fiscal 2005.

Receivables, net as of August 26, 2004 increased to $41.7 million from $37.4 million as of the end of the prior fiscal year.  The increase is the result of the increase in sales volume and a higher net sales per ton value for the fiscal 2005 six-month period compared to the comparable period in the prior fiscal year.

Receivables, other as of August 26, 2004 of $3.9 million relates to the proceeds from the sale of a previously idled paper machine at the Company’s Menominee mill which has not yet been received as of quarter-end.

Inventories as of August 26, 2004 decreased to $22.9 million from $24.8 million as of the end of the prior fiscal year.  The decrease is the result of a continued focus on inventory levels.

Income tax receivable as of August 26, 2004 increased to $5.8 million from $.7 million as of the end of the prior fiscal year primarily due to the tax benefit recorded in the fiscal 2005 six-month period.  See the income tax discussion above.

Assets held for sale as of August 26, 2004 decreased to zero from $2.2 million as of the end of the prior fiscal year as these assets related to the previously idled paper machine at the Company’s Menominee mill that was sold in the fiscal 2005 three-month period.

Debt issuance costs as of August 26, 2004 increased to $7.5 million from $4.7 million as of the end of the prior fiscal year due primarily to the costs incurred in connection with the $162.0 million note offering.  Unamortized debt issuance costs totaling $2.9 million associated with the previous refinancing were written off during the first quarter 2005.

Accounts payable as of August 26, 2004 increased to $21.8 million from $16.9 million as of the end of the prior fiscal year due to timing of payments.  See the cash discussion above.

Accrued interest as of August 26, 2004 increased to $7.5 million from $.3 million as of the end of the prior fiscal year due to the timing of payment (semi-annual) of interest on the senior secured notes.

Stockholders’ equity (deficiency) as of August 26, 2004 decreased to a deficiency of $8.8 million compared to equity of $84.5 million as of the end of the prior fiscal year. The Company used approximately $96.8 million of the proceeds of the Rule 144A offering of senior secured notes to fund a stockholder dividend to the Company’s parent to purchase shares of its common stock and warrants.  Approximately $66.2 million was charged to capital in excess of par value, reducing this balance to zero and the remaining $30.6 million was charged to accumulated earnings, resulting in the deficiency at August 26, 2004.  Net income generated for the fiscal 2005 six-month period reduced the deficiency.

Critical Accounting Policies

Revenue Recognition

Sales are made to customers primarily located throughout North America.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured.  Revenue is recognized from product sales when title and risk of loss has passed to the customer consistent with the related shipping terms, generally at the time products are shipped.  Certain sales have freight on board destination terms, in which case revenue is recognized when the product is received by the customer.  We record a provision for estimated sales returns and other allowances as a reduction of revenue at the time of revenue recognition.

Goodwill

Effective March 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”   Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized.  Instead, we evaluate the carrying value of long lived assets for impairment at least annually, or whenever indicators of impairment are deemed to exist.  Impairment losses are recognized in operating results in the period the impairment is recognized.  We performed the initial impairment test upon adoption of SFAS No. 142 and again as of February 28, 2003 and February 28, 2004.  There was no impairment as of any of these dates.  There were no indicators of impairment during fiscal year 2003, fiscal year 2004 or the fiscal 2005 six-month period that required us to evaluate impairment at any interim dates.

Stock based compensation

We account for stock options using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”  This method does not recognize compensation expense for stock options granted under our stock option plan, if the exercise price is at least equal to the fair market value of our common stock, as determined by our Board of Directors, at the date granted.  Stock based compensation costs for stock awards are reflected in net income over the awards’ vesting period.

Income taxes

We recognize deferred tax assets and liabilities for expected future tax consequences of events that have been included in the financial statements or income tax returns.  Under this methodology, deferred tax assets and liabilities are determined based on the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Business Combinations

We apply the guidance of SFAS No. 141, “Business Combinations,” to all business combinations.  Accordingly, purchase consideration paid is allocated to the assets acquired based on determined fair values.  Any purchase consideration paid in excess of the fair value of the net assets acquired is capitalized as goodwill, and accounted for in accordance with SFAS No. 142.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In March 2004, the Company completed a Rule 144A offering of $162 million aggregate principle amount of 9 ¾% senior secured notes due 2010.  At the same time, the Company entered into a new $30 million revolving working capital facility.  The Company raised approximately $152 million, net of debt issuance costs and original discount on the notes.  The proceeds, along with a drawdown from the new revolver, were used to pay off existing debt of approximately $56 million and to fund a stockholder dividend to the Company’s parent to purchase shares of its common stock and warrants and fund compensation from the redemption of stock options of $100.2 million.  As a result of these transactions, the Company is highly leveraged.  As of August 26, 2004, there were no borrowings on the new working capital facility but the Company has the ability to borrow funds under this facility up to an aggregate of $30 million and could be adversely affected by a significant increase in interest rates.  The Company also has obligations under an industrial revenue bond (balance as of August 26, 2004 of $.6 million) that is payable in annual installments with interest ranging from 4.8% to 6.65%.

The Company has minimal foreign currency translation risk.  All international sales other than sales originating from its Canadian subsidiary are denominated in U. S. dollars.  Due to the Company’s Canadian operations however, the Company could be adversely affected by unfavorable fluctuations in foreign currency exchange rates.

Item 4.  Controls and Procedures

(a)          Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Commission’s rules and forms.

(b)         Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

31.1	Certification by President and Chief Executive Officer pursuant to Rule 13a—14(a)

31.2	Certification by Senior Vice President, Finance and Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Senior Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cellu Tissue Holdings, Inc.

Date:	November 12, 2004	/s/ Russell C. Taylor
Mr. Russell C. Taylor
President and Chief Executive Officer

Date:	November 12, 2004	/s/ Dianne M. Scheu
Ms. Dianne M. Scheu
Senior Vice President, Finance and Chief
Financial Officer