Form 10-K
period 2005-02-28
Cellu Tissue Holdings, Inc.
filed 2005-05-25
CIK 1295976

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-118829

Cellu Tissue Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-13464950 (IRS Employer Identification No.)
3442 Francis Road Suite 220, Alpharetta, Georgia (Address of principal executive offices)	30004 (Zip Code)
(678) 393-2651 (Registrant's telephone number, including area code)
Not Applicable (Former name, former address and former fiscal year, if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act:    None

        Securities registered pursuant to Section 12 (g) of the Act:    None

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

        There is no market for the Registrant's equity. The number of shares of issuer's Common Stock, $.01 par value, outstanding on May 16, 2005 was 11,127 shares.

        Documents incorporated by reference: None

PART I

ITEM 1.    BUSINESS

        Cellu Tissue Holdings, Inc. ("we," "us" or "the Company") manufactures and markets a variety of specialty tissue hard rolls and machine-glazed paper used in the manufacture of various end products, including diapers, facial and bath tissue, assorted paper towels and food wraps. In addition, we produce a variety of converted tissue products. Our customers include major North American producers of branded and unbranded disposable consumer absorbent and tissue products for the personal and health care markets; consumer and away-from-home tissue products companies; national and regional tissue products distributors; and third-party converters who sell their products to food, bakery and confections companies. We service a diverse group of high-quality customers, with four of our top 10 customers belonging to the Fortune 150 group of companies. For fiscal year ended February 28, 2005, or fiscal year 2005, we sold 269,834 tons of tissue and machine-glazed paper products, generating net sales of $332.9 million.

        Our business is comprised of two segments: tissue and machine-glazed paper. We own and operate six strategically located manufacturing facilities with an aggregate annual production capacity of approximately 267,000 tons of tissue and machine-glazed paper hard rolls, currently consisting of approximately 180,000 tons of tissue hard roll production capacity and approximately 87,000 tons of machine-glazed paper hard roll production capacity. In addition, our tissue converting equipment and machine-glazed paper converting equipment currently have annual converting production capacities of approximately 69,000 and 29,000 tons, respectively.

        Tissue.    Our tissue segment consists of two product lines: (1) hard roll tissue and (2) consumer and away-from-home converted tissue products.    For fiscal year 2005, our tissue segment sold 182,192 tons of tissue, generating net sales of $230.4 million, or approximately 69.2% of our net sales, and 66% of our gross margin.

        Hard roll tissue.    We produce tissue hard rolls at all of our facilities other than our Michigan facility. Our hard roll tissue is sold as facial and bath tissue, napkin and paper towel stock, as well as absorbent cover stock. We manufacture our hard roll tissue with a variety of pulps and recycled fibers and produce hard roll tissue to our customers' specifications by controlling such attributes as brightness, absorbency, bulk, strength, porosity and color. In addition, we produce our absorbent cover stock in a variety of weights and widths for sale to consumer products companies or third-party converters. Our customers then print, cut and process our absorbent cover stock hard rolls to be used in the manufacture of a variety of disposable absorbent products in the personal and health care markets, such as diapers, adult incontinence and feminine care products, surgical waddings and other medical and sanitary disposable products. We also sell our absorbent cover stock to manufacturers of absorbent bed pads, disposable infant bibs and disposable absorbent pet products.

        Consumer and away-from-home converted tissue.    We convert consumer and away- from- home tissue products at our Wisconsin facility. Our converted tissue products include a variety of private label consumer and away-from-home bath and facial tissue, napkins and folded and rolled towels. We manufacture our converted tissue products according to our customers' specifications for weight, softness, size, color, prints, embossing patterns, grade, fold, package configuration and price. We believe that all of our products are recognized for their softness, strength and absorbency. We offer a complete range of converted facial tissue products as well as dispenser, dinner, cocktail and luncheon napkins. In addition, we ship a full line of bath tissue products, in both jumbo and standard roll bath sizes, and a full line of consumer and away-from-home towel formats. We sell our converted tissue products to regional and national distributors for the private label products market and to large consumer products companies who outsource a portion of their manufacturing needs to us and sell our converted tissue products under their own controlled or private label brands.

        We entered the consumer and away-from-home converted tissue products market following our August 2002 acquisition of a previously idle manufacturing and converting facility in Wisconsin. We began manufacturing at our Wisconsin facility in August 2002 and began producing our full line of converted tissue products by March 2003. We have significantly increased the sales of products from the Wisconsin facility since its acquisition to $95.6 million in fiscal 2005.

        Machine-glazed paper.    We produce machine-glazed paper hard rolls at our Michigan, Mississippi and Ontario facilities in a variety of weights, widths and surface characteristics. Machine-glazed paper is tissue paper with a glazed coating and, in some cases, other moisture and grease- resistant coatings. We sell our machine-glazed paper hard rolls to third-party converters that manufacture fast food and commercial food wrap, as well as niche market products such as gum wrappers, coffee filters, tobacco papers, wax paper and butter wraps. We use the balance of our machine-glazed paper hard rolls at our Michigan facility to produce converted wax paper products, including wet and dry wax paper, sandwich bags and microwavable wax paper. The majority of our converted wax paper products manufactured at our Michigan facility is sold as branded products to a single customer. For fiscal year 2005, our machine-glazed paper segment sold 87,642 tons of machine-glazed paper hard rolls and converted wax paper products, generating net sales of $102.5 million, or approximately 30.8% of our net sales, and 34% of our gross margin.

        We were incorporated in Delaware in 1984. At the time of our incorporation, we acquired the assets of our Connecticut facility and, in 1995, we purchased our Mississippi facility. Throughout 1998, we acquired the assets of each of our Michigan, New York and Ontario facilities and, in 2002, we purchased our Wisconsin facility.

Business strengths

        Some of our key business strengths are as follows:

        Increased net sales and profitability potential in our converting business.    We entered into the consumer and away-from-home converted tissue products market following the August 2002 acquisition of our Wisconsin manufacturing and converting facility and related equipment for approximately $30.0 million. We believe that the Wisconsin facility is an efficient, low-cost producer of converted tissue products such as bath and facial tissue, napkins and folded and rolled towels. The facility includes five light dry crepe paper machines with approximately 78,000 tons of annual tissue production capacity and 11 converting lines with approximately 69,000 tons of annual converting capacity. In addition, the facility includes a complete distribution center with fully automated unitizing and wrapping capacities. Sales of our converted tissue products in the consumer and away-from-home converted tissue products market generate significantly greater revenue per ton than sales of hard roll tissue. We believe that, as we continue to increase the utilization of our converting capacity, we will increase our profits and generate higher margins on our consumer and away-from-home converted tissue products.

        Low-cost manufacturing operations.    Our strategic manufacturing facility locations and flexible production capacity, combined with our relatively low overhead costs, contribute to our competitive position in the marketplace. We believe that our Wisconsin facility acquired in August 2002 is a low-cost tissue production facility and has helped us continue to improve our competitive position. In addition, since 2001, we have established ongoing cost-saving investments and productivity improvement initiatives.

        Diversified and high-quality customer base.    We sell to a highly diversified customer base, thereby reducing our dependence on any single customer, with only one customer representing more than 10% of our net sales for fiscal year 2005. Our customers include leading branded and private label tissue products companies, tissue and machine-glazed paper converters, distributors of tissue products, fast food restaurants and third-party converters who sell their products to food, bakery and confections companies. Notably, our customers include major producers in North America of branded and unbranded disposable consumer absorbent and tissue products for the personal and health care markets and four of our top 10 customers are Fortune 150 companies.

        Experienced and incentivized management team.    We are managed by an experienced team of executive officers that have an average of over 19 years of experience in the paper products industry. Russell C. Taylor has been our president and chief executive officer since 2001 and has over 24 years of industry experience. Prior to coming to our company, he was a senior executive at Kimberly-Clark Corporation, a leading personal care consumer products company. Mr. Taylor leads a team of senior executives with expertise in the paper and paper products industry and proven management and strategic experience.

Business strategy

        Our overall strategy is to increase revenues, optimize our product mix and lower costs to enhance our position within the paper industry. We intend to implement this strategy through our five key initiatives set forth below:

        Maximize utilization of our converting capacity.    Our Wisconsin facility began producing our full line of consumer and away-from-home converted tissue products in March 2003. As part of our growth strategy, we continue to increase the production of converted tissue products across our 11 converting lines by expanding our customer base for our consumer and away-from-home converted tissue products. Toward that end, we continue to promote our "customer delight" program, producing quality products at competitive prices and building on past relationships with customers in our hard roll tissue products line. We have expanded our dedicated sales force in the consumer and away-from-home converted tissue products market to capitalize on these opportunities. As a result, we believe that we can continue to increase the utilization of the converting capacity at our Wisconsin facility.

        Continue to develop our "customer delight" program.    We continually strive to establish and maintain excellent relationships with our customers by providing a high level of customer service and technical support. We focus on critical factors such as competitive pricing, product quality, on-time deliveries and complete shipments. In addition, we provide a full line of products designed to meet the various needs of each of our customers. Our manufacturing process is tailored to our customers' specifications and allows us to offer them flexibility in price, grade, softness, package configuration and size. For example, our products can be manufactured completely with virgin pulp (for premium products) or recycled fiber (for value products) or any combination thereof. We believe that our high-quality customer service and technical support have helped us develop and maintain long-term relationships with our customers that represent a majority of our sales.

        Continue to reduce manufacturing costs.    We continually seek out opportunities to contain and reduce our costs more effectively. As part of our cost management strategy, we benchmark our machines and manufacturing operations against certain world class levels, including those of leading paper manufacturers. Our benchmarking is applied by business sector and by type of machine on a monthly and year-to-date basis. We review metrics such as total machine efficiency, fiber loss and waste percentage, tons produced per machine per person per year, fixed and variable costs per ton produced and total energy per ton produced. We use our benchmarking analyses to help us allocate our strategic capital and non-capital investments in order to reduce our manufacturing costs most effectively. In addition, our cost management strategy focuses on reducing variable costs through increased operating efficiencies and reduced energy consumption, and allows us to better manage our costs and lessen the impact of fiber price cyclicality.

        Continue our pulp cost management strategy.    Since 2001, we have developed and implemented a pulp cost management strategy that has been highly effective in reducing our pulp costs. In general, pulp is purchased in highly competitive, price sensitive markets. The market price and availability of wood pulp have at times fluctuated greatly due to weather, economic or general industry conditions. As part of our pulp cost management strategy, we have supply agreements with various pulp suppliers on favorable terms, with the last agreement expiring in December 2006. We believe that these supply agreements or equivalent ones will enable us to purchase 65% of our total pulp requirements for fiscal year 2006 at pulp prices below published list prices, and allow us to shift a portion of our pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall. We believe that these supply agreements provide us with significant protection against the risk of fluctuating pulp costs and offer a substantial savings from purchasing pulp on the spot market during periods of tight supply. In addition, we believe that we are one of the top five purchasers of pulp by volume in North America.

        Increase higher margin contract and private label manufacturing sales.    A portion of our sales within our tissue segment is generated through various contract manufacturing arrangements for both our hard roll tissue and converted tissue products. Increasingly, major tissue paper manufacturers are outsourcing a portion of their production needs to smaller tissue paper manufacturers, such as ourselves. In addition, many retailers are seeking additional suppliers for their private and controlled label converted tissue product needs. In certain instances, industry leaders have reduced their capacity or determined not to build or rebuild costly paper and converting machines. We have been effective in offering these major tissue product companies an alternative by producing quality hard roll tissue and converted tissue products at attractive prices. This growing trend toward increased contract manufacturing represents a unique opportunity for us to supply major tissue product companies with volume that they no longer wish to produce themselves.

Manufacturing

        We own and operate five manufacturing facilities located in the United States and one manufacturing facility located in Ontario, Canada. We produce hard roll tissue at our Connecticut, Mississippi, New York, Ontario and Wisconsin facilities for sale to consumer products companies and third-party converters and for use in the production of converted tissue products at our Wisconsin facility. We produce machine-glazed paper at our Michigan, Mississippi and Ontario facilities in a variety of specialty hard rolls. We also produce converted wax paper products at our Michigan facility.

        Our hard roll tissue manufacturing process begins with wood pulp or recycled fiber. These raw materials typically are pulped in large blenders or pulpers and moved via networks of pipes and pumps to a tissue machine where sheets of tissue paper are formed according to customer or grade specifications. The tissue paper is then drawn through the machine and formed on wires as it travels through various press rolls. Once the sheets are formed, they are transferred to a dryer section of the machine that dries the tissue. Following the drying process, the tissue paper is removed from the drying cylinders and wound into hard roll tissue. Hard roll tissue is either used internally for our converting operations at our Wisconsin facility or sold to consumer products companies and third-party converters. We undergo a similar process at each of our Michigan, Mississippi and Ontario facilities in our machine-glazed paper operations, which are designed to produce machine-glazed paper hard rolls.

        Our converting process at our Wisconsin facility involves loading hard roll tissue onto converting machines which unwind, perforate, emboss and print tissue as needed. The converting machines then roll or fold the processed tissue into converted tissue products, such as bath or facial tissue, napkins or paper towels. Similarly, our converting operations at our Michigan facility are designed to convert our machine-glazed paper hard rolls into converted wax paper products.

        The following table illustrates the annual hard roll production capacity at each of our manufacturing facilities based on current utilization and the type of products produced at each of such facilities:

	Total hard roll capacity (tons per year)	Hard roll tissue	Hard roll machine-glazed paper	Tissue converting	Machine-glazed paper converting
Connecticut	29,000	X
Michigan	33,000		X		X
Mississippi	49,000	X	X
New York	31,000	X
Ontario	48,000	X	X
Wisconsin	78,000	X		X

Connecticut facility

        Our Connecticut facility is a 59,000 square foot facility located in East Hartford, Connecticut. The facility consists of two paper machines, each of which produces dry creped tissue that is used by consumer products companies and third-party converters in the manufacture of disposable baby diapers, adult incontinence products, surgical waddings and disposable bibs. The tissue paper is produced with 100% virgin pulp to insure absolute cleanliness. In addition, our Connecticut facility has the capacity to produce base sheets for facial and bath tissue, napkins and paper towel products.

Michigan facility

        Our Michigan facility is a 397,000 square foot complex located along Lake Michigan's Bay of Green Bay in the City of Menominee. The facility consists of a paper machine for the manufacture of machine-glazed paper hard rolls and 20 converting line operations for both wet and dry wax papers. We believe that this facility is a highly efficient, low-cost producer of machine-glazed paper hard rolls which are used by third-party converters to make food packaging, wrapping, laminating and moisture -resistant and grease-resistant paper products. A portion of the machine-glazed paper hard rolls produced at the Michigan facility is converted through our converting equipment into converted wax paper products, including wet and dry wax paper, sandwich bags and microwavable wax paper. The majority of our converted wax paper products manufactured at the Michigan facility is sold as branded products to the facility's largest customer.

Mississippi facility

        Our Mississippi facility is located in Wiggins, Mississippi. Our facility complex consists of a 163,200 square foot manufacturing and warehousing facility in addition to a 6,800 square foot office. The facility is in close proximity to major interstate highways and a railroad, with a rail spur that runs directly to the facility. In addition, the facility is strategically located near the Mississippi gulf coast and three major seaports, including the Port of Gulfport, from each of which we ship our exports. Our Mississippi facility is centrally located between Atlanta and Dallas, thereby allowing for optimal service to many of our key customers.

        Our manufacturing facilities at the Mississippi facility consists of two paper machines. One machine produces machine-glazed paper hard rolls for food packaging, wrapping, laminating and moisture-resistant and grease-resistant paper products. The second machine produces dry creped paper that is used in the diaper and hygiene products market. In addition, it produces tissue, napkin and towel roll stock.

New York facility

        Our New York facility is a 242,000 square foot complex located in Gouverneur, New York. It consists of two light dry creped paper machines, each of which produces a variety of specialty tissue products, such as personal hygiene grades, medical and surgical drapes, face mask wadding, filtration grades and tissues used in the personal care markets. In addition, the facility produces flexographic printed (a lower-cost, lower resolution graphic) colored napkins for the party goods industry and premium facial tissue. The facility is in close proximity to major interstate highways and a railroad, with a rail spur that runs directly to the facility.

Ontario facility

        Our Ontario facility is a 256,000 square foot complex located in St. Catharines, Ontario, Canada. The facility consists of three types of machines: through-air dried, machine-glazed and machine-finished. All three of these types of machines have color capability.

        Our through-air dried machine produces highly absorbent bulky sheets in basis weights from nine to 25 pounds used in the manufacture of folded and rolled towels, facial and bath tissue, napkins and absorbent tissues. Our machine- glazed machine produces high-glazed sheets in basis weights between 10 and 35 pounds. The machine-glazed paper produced is used for foil laminating, poly coating, waxing, printing and sheeting applications and is sold to third-party converters for a variety of applications in the quick service food industry and to manufacture niche market products such as gum wrappers, tobacco papers and butter wraps. Our machine-finished machine produces wax paper base stock and wet creped tissue used in the manufacture of coffee filters, masking tape and washroom towel base papers. All of the products manufactured at our Ontario facility are produced in jumbo rolls and sold to North American converters for further processing.

Wisconsin facility

        Our Wisconsin facility is a 1.2 million square foot facility located in Neenah, Wisconsin. We acquired this facility in August 2002 and added converting capacity to the facility subsequent to its acquisition. The facility currently consists of five light dry creped paper machines with up to 78,000 tons of annual hard roll tissue production capacity and 11 converting lines with approximately 69,000 tons of annual converting capacity. A complete distribution center with fully automated unitizing and wrapping capabilities is located adjacent to the facility. This facility produces converted tissue products such as facial and bath tissue, napkins and paper towels, as well as unconverted hard roll tissue, and enables us to offer our customers flexibility in the price, grade, softness, package configuration and size of our products. For example, our products can be manufactured completely with virgin pulp (for premium products) or recycled fiber (for value products) or any combination thereof. Our machines have color and multi-ply capacity. The facility contains full-width Bretting M-fold towel, kitchen roll towel and napkin machines. We also utilize a multi-fold facial line.

        The facility is in close proximity to major interstate highways and supports a rail spur that runs directly to the facility. In addition, the facility enjoys a strategic geographic advantage in servicing the midwestern U.S. markets.

Raw material and energy sources and supply

        The primary raw material used in our various facilities is wood pulp (both virgin pulp and recycled fiber). Other costs include natural gas, electricity and, in our Michigan facility, coal. As part of our pulp cost management strategy, we have supply agreements with various pulp suppliers on favorable terms, with the last agreement expiring in December 2006. We believe that these supply agreements or equivalent ones will enable us to purchase 65% of our total pulp requirements for fiscal year 2006. These agreements require minimum purchases at prices that are discounted from published list prices, and allow us to shift a portion of our pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall. The balance of our pulp requirements is purchased on the open market. We satisfy all of our energy requirements through purchases of natural gas (other than for our Michigan facility) and electricity from local utility companies. At our Michigan facility, our power boilers generate most of our energy requirements through the use of coal, with the balance being supplied through the purchase of natural gas by contract.

Sales and customer support

Tissue

        Hard roll tissue.    At five of our facilities, our sales group sells our hard roll tissue to consumer products companies and third-party converters. In addition, we have expanded the role of our sales force, which previously focused exclusively on hard roll tissue sales to focus additional efforts on the sale of consumer and away-from-home converted tissue products.

        Consumer and away-from-home converted tissue.    At our Wisconsin facility, we have a dedicated sales group for our converted tissue products. We sell our converted tissue products to a variety of industry customers, directly to end-users or to distributors, which in turn sell to end-users.

Machine-glazed paper

        Our sales group sells our machine-glazed paper in a variety of specialty hard rolls from each of our Michigan, Mississippi and Ontario facilities. In addition, at our Michigan facility, our sales group sells converted wax paper products. The products manufactured in our machine-glazed paper segment are sold to third-party converters, consumer products companies and, in certain instances, directly to distributors.

Competition

        The hard roll tissue market and consumer and away-from-home converted tissue products market are highly competitive and are dominated by a number of large, international corporations, as well as smaller, regional corporations. Among the larger corporations, there is a growing trend to engage in contract manufacturing with smaller, more cost-effective manufacturers, such as ourselves. In such instances, major corporations find it more cost-effective to outsource their manufacturing needs rather than build or rebuild paper and converting machines or increase their production capacity. We believe that we offer an alternative to various major corporations by producing quality hard roll tissue and converted tissue products at attractive prices.

        We also compete in the machine-glazed paper market. Our primary competitors in this market are large, international corporations.

        In all areas, we believe that we compete on the basis of product quality and performance, price, service, sales and distribution. See "Risk factors"—We face significant competition and additional capacity entering the market. We may not be able to compete successfully in the markets we serve, which could reduce our market share and have a material adverse effect on our business, financial condition and operating results.

Major customers

        Our customer base is comprised of leading tissue consumer products companies, tissue and machine-glazed paper converters, manufacturers of private label products and distributors of tissue products. Four of our top 10 customers are Fortune 150 companies. Our 10 largest customers represented 62.9% of sales for the fiscal year ended February 28, 2003, or fiscal year 2003, 64.4% of sales for the fiscal year ended February 29, 2004, or fiscal year 2004, and 64.2% of sales for the fiscal year ended February 28, 2005, or fiscal year 2005. Alcoa Inc. represented 13.4% of sales in fiscal year 2003. Kimberly-Clark Corporation, our current largest single customer, and Alcoa represented 11.1% and 10.9% of sales, respectively, in fiscal year 2004, and Kimberly-Clark represented 17.6% of sales in fiscal year 2005. No other customer accounted for more than 10% of our sales in fiscal year 2003, fiscal year 2004 or fiscal year 2005.

Employees and labor relations

        As of February 28, 2005, we employed approximately 909 active full-time employees, consisting of 745 hourly employees and 164 salaried employees. We have collective bargaining agreements with the Paper, Allied—Industrial, Chemical and Energy Workers International Union covering approximately 451 of our hourly employees in our Michigan, New York and Wisconsin facilities, collectively. In addition, we have a collective bargaining agreement with Independent Paperworkers of Canada covering approximately 111 employees in our Ontario facility. Our collective bargaining agreements expire between August 2008 and February 2010.

        Our facilities have active health and safety programs in place. We have not experienced any work stoppages or significant labor disputes and we consider relations with our employees to be satisfactory. All of our facilities are situated in areas where adequate labor pools exist.

Intellectual property

        We are the owner of certain trademarks relating to our products. We are not aware of any existing infringing uses that could materially affect our business. We believe that our trademarks are valuable to our operations in our tissue and machine-glazed paper segments and are important to our overall business strategy.

        We own the trademark Waxtex™ which is used in connection with our machine-glazed paper products brand produced at our Michigan facility. We also own the trademark Magic Soft™ and the trademarks Interlake™ and Interlake Paper™.

Environmental laws

        We are subject to comprehensive and frequently changing federal, state, local and foreign environmental, health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of wastewater and storm water, storage, treatment and disposal of materials and waste, site remediation and liability for damage to natural resources. We are also subject to frequent inspections and monitoring by government enforcement authorities. Compliance with these laws and regulations is an important factor in our business. From time to time, we incur significant capital and operating expenditures to comply with applicable federal, state and local environmental laws and regulations and to meet new statutory and regulatory requirements. We have implemented practices and procedures at our operating facilities that are intended to promote compliance with environmental laws, regulations and permit requirements. We believe that our facilities and manufacturing operations are currently in material compliance with such laws, regulations and requirements; however, we may not always be in compliance with all such laws, regulations or requirements.

        We may be subject to strict liability for the investigation and remediation of environmental contamination (including contamination that may have been caused by other parties) at properties that we own or operate and at other third-party owned properties where we or our predecessors have disposed of or arranged for the disposal of regulated materials. As a result, we may be involved in administrative and judicial proceedings and inquiries in the future relating to environmental matters. The total of such environmental compliance costs and liabilities cannot be determined at this time and may be material.

Other governmental regulation

        We are also regulated by the U.S. Food and Drug Administration and the U.S. Occupational Safety and Health Administration. We believe that our manufacturing facilities are in compliance, in all material respects, with these laws and regulations.

        We are committed to ensuring that safe operating practices are established, implemented and maintained throughout our organization. In addition, we have instituted active health and safety programs throughout our company.

Forward-Looking Statements

        This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as "believe," "anticipate," "expect," "estimate," "intend," "project," "plan," "will" or words or phrases of similar meaning. Forward-looking statements are subject to many uncertainties and other variable circumstances, including those discussed in this Annual Report under the heading "Risk Factors," many of which are outside of our control, that could cause our actual results and experience to differ materially from those we thought would occur. Other risks besides those listed in "Risk Factors" can adversely affect us. New risk factors can emerge from time to time. It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in the forward-looking statements. Given these risks and uncertainties, we urge you to read this Annual Report completely and with the understanding that actual future results may be materially different from what we plan or expect. We will not update these forward-looking statements even if our situation changes in the future.

        The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those anticipated or predicted:

  •
  the cyclicality of the paper industry;

  •
  changes in the cost and availability of raw materials, including future demand for pulp in domestic and export markets;

  •
  the effects on us from competition;

  •
  increases in our energy costs;

  •
  operational problems at our facilities causing significant lost production;

  •
  the maintenance of relationships with customers;

  •
  our ability to realize operating improvements and anticipated cost savings;

  •
  changes in our regulatory environment, including environmental regulations;

  •
  a change in control relating to our company;

  •
  increases in interest rates;

  •
  assessment of market and industry conditions;

  •
  general economic conditions and their effects on our business;

  •
  our ability to service our debt obligations and fund our working capital requirements; and

  •
  increased general and administrative costs arising out of or resulting from becoming a reporting company.

Risk Factors

The cyclical nature of the paper industry could have a material adverse effect on our business, financial condition and operating results.

        The market for tissue and other paper products is highly cyclical and sensitive to changes in general business conditions, industry capacity, consumer preferences and other factors. We have no control over these factors and they can heavily influence our financial performance.

        Beginning in 2001, prices for tissue and machine-glazed paper end products experienced significant declines. In particular, the away-from-home converted tissue products market has been adversely impacted by a generally weak economy and, specifically, reduced travel and entertainment. The prices for our products may fluctuate substantially in the future, and continued weakness in prices or downturns in market conditions could have a material adverse effect on our business, financial condition and operating results.

Our operating results depend upon our wood pulp costs. An increase in wood pulp costs could have a material adverse effect on our business, financial condition and operating results.

        Wood pulp is the principal raw material used in the manufacture of our tissue and machine-glazed paper products. It is purchased in highly competitive, price sensitive markets. We do not own or control any timberlands or chip mills or manufacture pulp at any of our facilities. Therefore, we must buy our wood pulp and other raw materials either through supply agreements or on the open spot market. We have agreements with six pulp suppliers with the last agreement expiring in December 2006. We believe that these supply agreements or equivalent ones will enable us to purchase 65% of our total pulp requirements for fiscal year 2006. These agreements require minimum purchases at prices that are discounted from published list prices. The balance of our pulp requirements must be purchased in the open market. If any of our supply agreements were to be terminated for any reason, or not renewed upon expiration, or if market conditions were to substantially change, we may not be able to find alternative, comparable suppliers or suppliers capable of providing our wood pulp needs on terms or in amounts satisfactory to us. As a result, our business, financial condition and operating results could suffer.

        In addition, the spot market price and availability of wood pulp have at times fluctuated greatly because of weather, economic or general industry conditions. These factors can increase the price we must pay for wood pulp from our existing suppliers, any new suppliers or on the spot market. Selling prices of our products may not increase in response to raw material price increases. Our operating results may be seriously harmed if we are unable to pass raw material price increases through to our customers.

We face significant competition and additional capacity entering the market. We may not be able to compete successfully in the markets we serve, which could reduce our market share and have a material adverse effect on our business, financial condition and operating results.

        The markets in which we operate are highly competitive. We currently compete in the hard roll tissue, consumer and away-from-home converted tissue products and machine-glazed paper markets. Some of our competitors are able to produce tissue products at a lower cost than we are. Additionally, many of our competitors are large, vertically integrated companies that are more strongly capitalized than we are or have more financial resources than we do. Any of the foregoing factors may enable our competitors to better withstand periods of declining prices and adverse operating conditions in the tissue industry. In addition, changes within the paper industry, including the consolidation of our competitors and consolidation of companies in the distribution channels for our products, have occurred and may continue to occur and may have a material adverse effect on our business, financial condition and operating results.

        New machines may be built or idle machines activated which would also add more capacity to the tissue market. Increased production capacity in the tissue market could cause an oversupply resulting in lower prices and increased competition, either of which could have a material adverse effect on our business, financial condition and operating results.

        We compete on the basis of product quality and performance, price, service, sales and distribution. Competing in our markets involves the following key risks:

  •
  our failure to anticipate and respond to changing customer preferences and demographics;

  •
  our failure to develop new and improved products;

  •
  aggressive pricing by competitors, which may force us to decrease prices in an attempt to maintain market share;

  •
  consolidation of our customer base that diminishes our negotiating leverage;

  •
  the decision by our larger customers to discontinue outsourcing the production of their products to us and to produce their products themselves;

  •
  acquisition of a customer by one of our competitors, who thereafter replaces us as a supplier for that customer; and

  •
  our failure to control costs.

        Because we do not have long-term contracts with many of our customers, these competitive factors could cause our customers to shift to other producers. Additional competition could result in lost market share or reduced prices, either of which could have a material adverse effect on our business, financial condition and operating results.

Our energy costs may be higher than we anticipated, which could have a material adverse effect on our business, financial condition and operating results.

        We spent approximately $33.5 million in fiscal year 2005 on electricity, natural gas and coal. Our Mississippi and Wisconsin facilities operate in regulated energy markets. Our other four facilities operate in deregulated energy markets. If our energy costs are greater than anticipated, our business, financial condition and operating results may be materially adversely affected. Unforeseen or recurring operational problems at any of our facilities may cause significant lost production, which could have a material adverse effect on our business, financial condition and operating results. Our manufacturing process could be affected by operational problems that could impair our production capability. Each of our facilities contain complex and sophisticated machines that are used in our manufacturing process. Disruptions at any of our facilities could be caused by:

  •
  maintenance outages;

  •
  prolonged power failures or reductions, including the effect of lightning strikes on our electrical supply;

  •
  a breakdown, failure or substandard performance of any of our paper machines, converting machines or other equipment;

  •
  the effect of noncompliance with material environmental requirements or permits;

  •
  the effect of a drought or lower than expected rainfall on our water supply;

  •
  disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads;

  •
  fires, floods, earthquakes or other catastrophic disasters;

  •
  labor difficulties; or

  •
  other operational problems.

        Any prolonged disruption in operations at any of our facilities could cause significant lost production, which would have a material adverse effect on our business, financial condition and operating results.

The market for our machine-glazed converted paper products may decline more rapidly than we anticipate, which could have a material adverse effect on our business, financial condition and operating results.

        Our machine-glazed converted paper products accounted for 19.4% of our total machine-glazed products tonnage in fiscal year 2003, 12.1% of our total machine-glazed products tonnage in fiscal year 2004 and 9.2% of our total machine-glazed products tonnage in fiscal year 2005. The North American market for converted machine-glazed paper products is declining as demand declines. If the market for converted machine-glazed paper products declines more rapidly than expected or if we are unable to maintain our share of the converted machine-glazed paper market or the prices of our machine-glazed converted paper products, it could have a material adverse effect on our business, financial condition and operating results.

We are dependent upon continued demand from our large customers. If we lost order volumes from any of our largest customers, our business, financial condition and operating results could be materially and adversely affected.

        Our largest customers account for a significant portion of our sales. Our 10 largest customers represented 62.9% of our sales in fiscal year 2003, 64.4% of our sales for fiscal year 2004 and 64.2% of our sales for fiscal year 2005. Some of our large customers (including four of our 10 largest customers) have the capability of producing the products that we currently manufacture for them. The loss or significant reduction of orders from any of our 10 largest customers could have a material adverse effect on our business, financial condition and operating results.

We may not realize the long-term expected benefits from our acquisition of the Wisconsin facility, which could have a material adverse effect on our business, financial condition and operating results.

        Before we acquired the Wisconsin facility in August 2002, the facility had been idle for approximately nine months. Our long-term success at our Wisconsin facility will depend, in part, on our ability to fully implement our growth strategy. We may be unsuccessful in fully achieving the access to the value-added consumer and away-from-home converted tissue products market that we expect to result from the acquisition. Our efforts to implement our long-term strategy could be affected by a number of factors beyond our control, such as increased competition, general economic conditions and regulatory developments. Any failure to effectively implement our long-term strategy could have a material adverse effect on our business, financial condition and operating results.

Labor disputes could disrupt our business and have a material adverse effect on our financial condition and operating results.

        Approximately 62% of our active full-time employees are represented by either the Paper, Allied-Industrial, Chemical and Energy Workers International Union or Independent Paper Workers of Canada through various collective bargaining agreements that expire between August 2008 and February 2010. Historically, we have not experienced any strikes or work stoppages. It is likely that our workers will seek an increase in wages and benefits at the expiration of each of these contracts.

We are subject to significant environmental, health and safety laws and regulations and compliance expenditures. The cost of compliance with, and liabilities under, such laws and regulations could materially and adversely affect our business, financial condition and operating results.

        Our business is subject to a wide range of federal, state, local and foreign general and industry specific environmental, health and safety laws and regulations, including those relating to air emissions, wastewater discharges, solid and hazardous waste management and disposal and site remediation. We are also subject to frequent inspections and monitoring by government enforcement authorities. Compliance with these laws and regulations is a significant factor in our business. From time to time, we incur significant capital and operating expenditures to achieve and maintain compliance with applicable environmental laws and regulations. Our failure to comply with applicable environmental laws and regulations or permit requirements could result in substantial civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring remedial or corrective measures, installation of pollution control equipment or other actions, which could have a material adverse effect on our business, financial condition and operating results.

        Certain of our operations also require environmental permits or other approvals from governmental authorities, and certain of these permits and approvals are subject to expiration, denial, revocation or modification under various circumstances. Failure to obtain or comply with these permits and approvals, or with other environmental requirements, may subject us to civil or criminal enforcement proceedings that can lead to substantial fines and penalties being imposed against us, orders requiring us to take certain actions or temporary or permanent shutdown of our affected operations. Such enforcement proceedings could also have a material adverse effect on our business, financial condition and operating results.

        In addition, as an owner and operator of real estate, we may be responsible under environmental laws and regulations for the investigation, remediation and monitoring, as well as associated costs, expenses and third-party damages, including tort liability and natural resource damages, relating to past or present releases of hazardous substances on or from our properties. Liability under these laws may be imposed without regard to whether we knew of, or were responsible for, the presence of those substances on our property, may be joint and several, meaning that the entire liability may be imposed on each party without regard to contribution, and retroactive and may not be limited to the value of the property. In addition, we or others may discover new material environmental liabilities, including liabilities related to third-party owned properties that we or our predecessors formerly owned or operated, or at which we or our predecessors have disposed of, or arranged for the disposal of, certain materials. We may be involved in administrative or judicial proceedings and inquiries in the future relating to such environmental matters which could have a material adverse effect on our business, financial condition and operating results.

        New environmental laws or regulations (or changes in existing laws or regulations or their enforcement) may be enacted that require significant expenditures by us. If the resulting expenses significantly exceed our expectations, our business, financial condition and operating results could be materially and adversely affected.

        We are also subject to various federal, state, local and foreign requirements concerning safety and health conditions at our manufacturing facilities. We may also be subject to material financial penalties or liabilities for noncompliance with those safety and health requirements, as well as potential business disruption, if any of our facilities or a portion of any facility is required to be temporarily closed as a result of any noncompliance with those requirements. Such financial penalties or liabilities or business disruptions could have a material adverse effect on our business, financial condition and operating results.

If we are unable to implement our business strategies, our business, financial condition and operating results could be materially and adversely affected.

        Our future operating results will depend in part on the extent to which we can successfully implement our business strategies on a cost-effective basis. However, our strategies are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If we are unable to successfully implement our business strategies, our business, financial condition and operating results could be materially and adversely affected.

The loss of our key managers could materially and adversely affect our business, financial condition and operating results.

        Our future success depends, in significant part, upon the continued services of our management personnel. The market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise. Therefore, the loss of services of one or more of our key senior management could materially and adversely affect our business, financial condition and operating results.

Exposure to interest rate changes and other types of capital market volatility could increase our financing costs.

        We require both short-term and long-term financing to fund our operations, including capital expenditures. We are exposed to changes in interest rates with respect to our working capital facility and any new debt issues. Changes in the capital markets, our credit rating or prevailing interest rates can increase or decrease the cost or availability of financing which may have an adverse effect on our financial condition and operating results. In addition, because some of our operations and sales are in international markets, we could be adversely affected by unfavorable fluctuations in foreign currency exchange rates.

Changes in the political or economic conditions in the United States, Canada and, to a lesser extent, other countries in which our products are sold, could materially and adversely affect our business, financial condition and operating results.

        We sell our products in the United States, Canada, Mexico and South America. The economic and political climate of each of these regions has a significant impact on costs, prices and demand for our products in these areas. Changes in regional economies or political stability, including acts of war or terrorism, and changes in trade restrictions or laws (including tax laws and regulations, increased tariffs or other trade barriers) can affect the cost of manufacturing and distributing our products and the price and sales volume of our products, which could materially and adversely affect our business, financial condition and operating results.

We may not be able to generate sufficient cash flows to meet our debt service obligations.

        Our ability to make scheduled payments on, or to refinance our obligations with respect to, our indebtedness, including the $162,000,000 aggregate principal amount of our 9 3/4% senior secured notes due 2010 that we issued in March 2004, referred to as the Notes, or to fund our other liquidity needs. In addition, the guarantee of the Notes by our Canadian subsidiary resulted in the inclusion of the earnings of that subsidiary in our U.S. taxable income and an increase in our U.S. income taxes that was substantial. If we are unable to generate sufficient cash flow to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of sales and the amount of proceeds that may be realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, would materially and adversely affect our financial condition and results of operations and our ability to satisfy our obligations under the Notes.

Our significant debt obligations could limit our flexibility in managing our business and expose us to certain risks.

        We are highly leveraged. As of February 28, 2005, we had $161.1 million of indebtedness outstanding. In addition, we are permitted under our working capital facility and the indenture governing the Notes to incur additional debt, subject to certain limitations. Our high degree of leverage may have important consequences to you, including the following:

  •
  we may have difficulty satisfying our obligations under the Notes or other indebtedness and, if we fail to comply with these requirements, an event of default could result;

  •
  we may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general corporate activities;

  •
  covenants relating to our debt may limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities;

  •
  covenants relating to our debt may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  we may be more vulnerable than our competitors to the impact of economic downturns and adverse developments in our business; and

  •
  we may be placed at a competitive disadvantage against any less leveraged competitors.

        The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under the Notes.

ITEM 2.    PROPERTIES

Properties

        We own and operate six facilities located in East Hartford, Connecticut; Menominee, Michigan; Wiggins, Mississippi; Governeur, New York; St. Catharines, Ontario, Canada; and Neenah, Wisconsin. In addition, we maintain our corporate headquarters in East Hartford, Connecticut.

        The following table lists each of our facilities and its location, use, approximate square footage and status:

Facility	Location	Use	Approximate square footage	Owned or leased
Connecticut administrative offices	East Hartford, CT	Corporate headquarters	4,000	Leased
Connecticut facility	East Hartford, CT	Tissue manufacturing	59,000	Owned
Georgia administrative offices	Alpharetta, GA	Administrative offices	5,000	Leased
Michigan facility	Menominee, MI	Machine-glazed paper manufacturing and converting	397,000	Owned
Mississippi facility	Wiggin, MS	Tissue and machine-glazed paper manufacturing	170,000	Owned
New York facility	Gouverneur, NY	Tissue manufacturing	242,000	Owned
Ontario facility	Ontario, Canada	Tissue and machine-glazed paper manufacturing	256,000	Owned
Wisconsin facility	Neenah, WI	Tissue manufacturing, converting and distribution center	1,200,000	Owned

ITEM 3.    LEGAL PROCEEDINGS

        We are, from time to time, party to various routine legal proceedings arising out of our business. These proceedings, primarily involve commercial claims, personal injury claims and workers' compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and operating results.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Not applicable.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following table contains our selected consolidated financial data for the years ended February 28, 2005, February 29, 2004 and February 28, 2003, 2002, and 2001. Our selected consolidated results of operations and other data for fiscal year 2005, fiscal year 2004 and fiscal year 2003, and our selected consolidated balance sheet data at February 28, 2005 and February 29, 2004, have been derived from audited consolidated financial statements included elsewhere in this Annual Report. Our selected consolidated results of operations and other data for fiscal year 2002 and fiscal year 2001, and our selected consolidated balance sheet data at February 28, 2003, 2002 and 2001, have been derived from audited consolidated financial statements not included in this Annual Report. You should read the information set forth below in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements and related notes included elsewhere in this Annual Report.

	Fiscal year ended
	Feb. 28, 2001	Feb. 28, 2002	Feb. 28, 2003	Feb. 29, 2004	Feb. 28, 2005
	(Dollars in thousands)
Statement of operations data:
Net sales:
Tissue segment	$107,042	$109,864	$134,889	$189,744	$230,370
Machine-glazed paper segment	104,725	96,219	97,549	100,519	102,523

Total net sales	211,767	206,083	232,438	290,263	332,893
Cost of goods sold	204,812	179,628	200,909	257,215	292,445

Gross profit	6,955	26,455	31,529	33,048	40,448
Income (loss) from operations	(1,049)	12,294	18,230	18,972	20,549
Net income (loss)	$(11,876)	$17,516	$15,727	$7,147	$3,096
Other financial data:
Net cash provided by operating activities	$1,580	$11,841	$21,312	$20,259	$32,235
Net cash used in investing activities	(3,043)	(3,277)	(42,096)	(10,547)	(7,416)
Net cash provided by (used in) financing activities	6,334	(10,103)	16,875	(10,241)	1,437
Depreciation and amortization	12,414	12,302	12,144	14,935	16,264
Capital expenditures(1)	2,742	3,578	16,080	10,547	11,419
EBITDA(2)	11,607	37,733	41,353	33,341	35,387
Balance sheet data:
Cash and cash equivalents	$5,629	$3,664	$—	$—	$26,959
Total assets	149,853	137,068	186,627	186,943	210,537
Total debt	120,491	66,996	67,575	55,787	161,060
Stockholders' equity (deficit)	(1,512)	37,000	76,139	84,482	(7,585)

(1)
Excludes capital expenditures relating to the acquisition of our Wisconsin facility in fiscal 2003.

(2)
EBITDA represents earnings before interest expense, income taxes and depreciation and amortization. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined by generally accepted accounting principles, or GAAP, and our calculation thereof may not be comparable to that reported by other companies. We present EBITDA because we believe that it is widely accepted that EBITDA provides useful information regarding a company's ability to service and/or incur indebtedness. EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations are:

  •
  EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

  •
  EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

  •
  EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

  •
  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

    •
    other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

        Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. See the consolidated statements of cash flow included in our financial statements included elsewhere in this Annual Report. The following is a reconciliation of EBITDA to net income (loss) and net cash provided by operating activities:

	Fiscal Year Ended
	Feb. 28, 2001	Feb. 28, 2002	Feb. 28, 2003	Feb. 29, 2004	Feb. 28, 2005
	(Dollars in thousands)
EBITDA	$11,607	$37,733	$41,353	$33,341	$35,387
(Add) subtract:
Interest expense	13,031	7,073	2,493	6,108	16,101
Provision for (benefit from) income taxes	(1,962)	842	10,989	5,151	(74)
Depreciation and amortization	12,414	12,302	12,144	14,935	16,264

Net income (loss)	(11,876)	17,516	15,727	7,147	3,096
Add (subtract):
Depreciation and amortization	12,414	12,302	12,144	14,935	16,264
Gain on early extinguishment of debt	—	(13,083)	(11,244)	—	—
Write-off of debt issuance costs and prepayment penalties	—	—	—	—	2,895
Accelerated vesting of stock options	—	—	—	—	534
Provision for deferred income taxes	(1,696)	643	9,347	2,821	1,431
Other non-cash charges	23	2,770	684	667	(1,686)
Net changes in working capital	2,715	(8,307)	(5,346)	(5,311)	9,701

Net cash provided by operating activities	$1,580	$11,841	$21,312	$20,259	$32,235

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

Overview

        We manufacture and market specialty tissue and machine-glazed paper used in the manufacture of various end products, including diapers, facial and bath tissue, assorted paper towels and food wraps. In addition, we manufacture and market a broad range of converted tissue products. Our business is comprised of two segments: tissue and machine-glazed paper. In addition, our tissue segment consists of two product lines: (1) hard roll tissue and (2) consumer and away-from-home converted tissue products. We own and operate five facilities in the United States, located in Connecticut, Michigan, Mississippi, New York and Wisconsin, and one facility located in Ontario, Canada.

        In our tissue segment, we derive our revenues from the sale of (1) tissue hard rolls sold as facial and bath tissue, napkin and paper towel stock, as well as absorbent cover stock, and (2) converted tissue products, including a variety of private label consumer and away-from-home bath and facial tissue, napkins and folded and rolled towels. We derive our revenues in our machine-glazed paper segment from the sale of (1) machine-glazed paper hard rolls to third-party converters that manufacture fast food and commercial food wrap, as well as niche market products such as gum wrappers, coffee filters, tobacco papers, wax paper and butter wraps and (2) converted wax paper products, including wet and dry wax paper, sandwich bags and wax paper. For fiscal year 2005 and fiscal year 2004, our tissue segment generated $230.4 million and $189.8 million, respectively, or approximately 69.2% and 65.4%, respectively, of our total net sales, and our machine-glazed paper segment generated $102.5 million and $100.5 million, respectively, or approximately 30.8% and 34.6%, respectively, of our net sales. For fiscal year 2003, our tissue segment generated net sales of $134.9 million or approximately 58.0% of our net sales, and our machine-glazed paper segment generated net sales of $97.5 million, or approximately 42.0% of our net sales.

        We entered the consumer and away-from-home converted tissue products market following the August 2002 acquisition of our Wisconsin manufacturing and converting facility. Our Wisconsin facility has added approximately 78,000 tons of annual hard roll tissue production capacity and 11 converting lines with approximately 69,000 tons of annual converting production capacity. Sales of our converted tissue products in the consumer and away-from-home converted tissue products market generate significantly greater revenue per ton than sales of hard roll tissue. Our Wisconsin facility began producing our full line of consumer and away-from-home converted tissue products in March 2003. We believe that, as we continue to increase the utilization of our converting capacity, we will increase our profits and generate higher margins on our consumer and away-from-home converted tissue products.

        The primary component of cost of goods sold for each of our segments is pulp, which represented approximately 46%, 45% and 42% of our cost of goods sold in fiscal year 2005, fiscal year 2004 and fiscal year 2003, respectively. We have supply agreements with six pulp suppliers, with the last agreement expiring in December 2006. We believe under these agreements or their equivalents, we will purchase 65% or our total pulp requirements for fiscal year 2006. These supply agreements permit us to purchase pulp at prices that are discounted from published list prices and allow us to shift a portion of our pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall. The balance of our pulp requirements are purchased on the open market.

        Our labor, manufacturing, energy, other materials and depreciation costs in the aggregate represented approximately 54%, 55% and 58% of our cost of goods sold for fiscal year 2005, fiscal year 2004 and fiscal year 2003, respectively. Those costs are broken down as follows: (1) wages and benefits made up approximately 10%, 10% and 11%, for fiscal year 2005, fiscal year 2004 and fiscal year 2003, respectively; (2) manufacturing overhead represented approximately 18%, 19% and 20% for fiscal year 2005, fiscal year 2004 and fiscal year 2003, respectively; (3) energy costs represented approximately 11%, 11% and 12%, for fiscal year 2005, fiscal year 2004 and fiscal year 2003, respectively; (4) other materials (including chemicals, wax, dye and packaging) represented approximately 10%, 9% and 9%, for fiscal year 2005, fiscal year 2004 and fiscal year 2003, respectively; and (5) depreciation represented approximately 5%, 6% and 6% for fiscal year 2005, fiscal year 2004 and fiscal year 2003, respectively.

        We have collective bargaining agreements with the Paper, Allied—Industrial, Chemical and Energy Workers International Union in each of our Michigan, New York and Wisconsin facilities covering 451 of our hourly employees. In addition, we have a collective bargaining agreement with Independent Paperworkers of Canada covering 111 hourly employees in our Ontario facility. Our agreements expire between August 2008 and February 2010. Historically, we have not experienced any significant labor disputes or work stoppages.

        We satisfy all of our energy requirements through purchases of natural gas (other than for our Michigan facility) and electricity from local utility companies. At our Michigan facility, our power boilers generate most of our energy requirements through the use of coal, with the balance being supplied through the purchase of natural gas by contract.

Results of operations

        The following table sets forth certain sales and operating data for our business segments for the periods indicated:

	Fiscal year ended
	Feb. 28, 2003	Feb. 29, 2004	Feb. 28, 2005
	(Dollars in millions)
Net sales:
Tissue segment	$134.9	$189.8	$230.4
Machine-glazed paper segment	97.5	100.5	102.5

Total	$232.4	$290.3	$332.9

Gross profit:
Tissue segment	$16.9	$21.1	$26.7
Machine-glazed paper segment	14.6	11.9	13.7

Total	$31.5	$33.0	$40.4

Percentage of net sales:
Tissue segment	58.0%	65.4%	69.2%
Machine-glazed paper segment	42.0%	34.6%	30.8%

Total	100.0%	100.0%	100.0%

Gross margin:
Tissue segment	12.5%	11.1%	11.6%
Machine-glazed paper segment	14.9%	11.8%	13.4%

Total	13.6%	11.4%	12.2%

Shipments (tons):
Tissue segment	124,768	163,434	182,192
Machine-glazed paper segment	88,103	89,969	87,642

Total	212,871	253,403	269,834

Fiscal year ended February 28, 2005 (fiscal year 2005) compared to fiscal year ended February 29, 2004 (fiscal year 2004)

        Net sales for fiscal year 2005 increased approximately $42.6 million, or 14.7%, to $332.9 million from $290.3 million for fiscal year 2004. The increase in net sales is attributable to improved product mix, higher selling prices and an increase in volume sold over the prior year. For fiscal year 2005, we sold 269,834 tons of tissue and machine-glazed products, compared to 253,403 tons sold in fiscal year 2004.

        Net sales for our tissue segment for fiscal year 2005 increased $40.6 million, or 21.4%, to $230.4 million from $189.8 million for fiscal year 2004. The increase in net sales for the tissue segment is primarily attributable to improved product mix, higher selling prices and an increase in volume sold over the prior year. For fiscal year 2005, we sold 182,192 tons of tissue, compared to 163,434 tons sold in fiscal year 2004. Net sales for our machine-glazed segment for fiscal year 2005 increased approximately $2.0 million, or 2.0%, to $102.5 million from $100.5 for fiscal year 2004. The increase in net sales for the machine-glazed segment is attributable to improved product mix and higher net selling prices, despite a decrease in tons sold. For fiscal year 2005, we sold 87,642 tons of combined hard roll machine-glazed paper and converted wax paper products, compared to 89,969 tons for fiscal year 2004.

        Gross profit for fiscal year 2005 increased to $40.4 million from $33.0 million, an increase of $7.4 million, or 22.4%, over fiscal year 2004. As a percentage of net sales, gross profit increased to 12.2% for fiscal year 2005, compared to 11.4% for fiscal year 2004. The increase in gross profit in fiscal year 2005 was primarily attributable to improved product mix, higher net selling prices and increased volume. This increase was partially offset by increased pulp, energy and freight costs.

        Gross profit for our tissue segment for fiscal year 2005 was $26.7, an increase of $5.6 million, or 26.6%, over fiscal year 2004. Gross profit for our machine-glazed segment for fiscal year 2005 was $13.7, an increase of $1.8 million, or 15.1%, over fiscal year 2004. The increase in gross profit for the tissue segment was attributable to improved product mix, higher net selling prices and increased volume, which was partially offset by increased pulp, energy and freight costs. The increase in gross profit for the machine-glazed segment was attributable to improved product mix and increased net selling prices, partially offset by increased pulp costs. As a percentage of net sales, gross profit for the tissue segment increased to 11.6% for fiscal year 2005 from 11.1% in fiscal year 2004. As a percentage of net sales, gross profit for the machine-glazed segment increased to 13.4% for fiscal year 2005 from 11.8% in fiscal year 2004.

        Selling, general and administrative expenses for fiscal year 2005 increased $1.4 million, or 11.0%, to $14.5 million from $13.1million in fiscal year 2004. The increase is primarily due to the accrual of bonuses due to stronger year over year performance and additional staffing requirements and professional fees to achieve and maintain compliance with required rules and regulations of the Securities and Exchange Commission, or the SEC, associated with our becoming a public reporting company (See "Liquidity and Capital Resources"). As a percentage of net sales, selling, general and administrative expenses in fiscal year 2005 decreased slightly to 4.4% from 4.5% in fiscal year 2004.

        Compensation from redemption of stock options and accelerated vesting of stock options included as expenses in fiscal year 2005 income from operations was $3.9 million; $3.4 million related to compensation from the redemption of stock options of our parent, Cellu Paper Holdings, Inc., and $.5 million related to accelerated vesting of certain stock options, both triggered by the issuance of the Notes in March 2004. With respect to the $.5 million related to accelerated vesting of certain stock options, $.3 million was recorded in the second quarter and $.2 million was recorded in the first quarter of fiscal 2005. Management may need to recognize additional expense should management's estimate of the number of employees that will actually benefit from the accelerated vesting of the options need to be adjusted. Management will continue to update its estimate of the number of employees that will actually benefit from the accelerated vesting of the options each reporting period and adjust the total expense recognized until the original vesting period associated with the options has expired.

        Write-off of debt issuance costs and prepayment penalties of $3.3 million included in fiscal year 2005 income from operations is an expense incurred primarily related to the write-off of debt issuance costs (noncash) previously capitalized and associated with debt that was extinguished in March 2004 in connection with the issuance of the Notes in March 2004.

        Interest expense, net for fiscal year 2005 increased $9.9 million to $16.0 million, compared to $6.1 million in fiscal year 2004. The increase is due to the increased level of long-term debt outstanding as a result of the issuance of the Notes in March 2004.

        Other (income) expense for fiscal year 2005 included a $2.4 million gain on sale of equipment, resulting from the sale of a previously idled paper machine at our Menominee mill in the second quarter of 2005. Net proceeds from the sale were $4.0 million (gross proceeds of $5.2 million less brokerage fees and other direct costs of $1.2 million).

        Income tax (benefit) expense for fiscal year 2005 was a benefit of 2.4% compared to expense of 41.9% for fiscal year 2004. Included in the fiscal year 2005 benefit was $1.0 million related to the reversal of a valuation allowance against foreign deferred taxes resulting from net operating loss carryforwards. As our foreign operations were profitable in fiscal year 2005, we utilized our foreign net operation losses and accordingly, the valuation allowance was no longer necessary. Without this $1.0 million benefit, income tax expense for the fiscal year 2005 was 31%. The decrease in the rate from fiscal year 2004 was due to the availability of federal net operating loss carryforwards and alternative minimum tax credits to be utilized in fiscal year 2005. The decrease in the actual overall effective tax rate anticipated for fiscal year 2005 from that anticipated in the third quarter of fiscal year 2005 of 48% was primarily related to a revision in our overall earnings for fiscal year 2005 compared to anticipated results.

        Net income for fiscal year 2005 was $3.1 million, compared to $7.1 million for fiscal year 2004. The decrease in net income was attributable to the increase in expenses, including interest expense, partially offset by an increase in net sales as discussed above.

Fiscal year ended February 29, 2004 (fiscal year 2004) compared to fiscal year ended February 28, 2003 (fiscal year 2003)

        Net sales.    Net sales for fiscal year 2004 increased approximately $57.9 million, or 24.9%, to $290.3 million from $232.4 million for fiscal year 2003. For fiscal year 2004, we sold 253,403 tons of tissue and machine-glazed products, compared to 212,871 tons sold in fiscal year 2003. Approximately $45.6 million of the increase in net sales and 91.7% of the increase in tons sold were attributable to our Wisconsin facility, which we acquired in August 2002.

        Net sales for our tissue segment for fiscal year 2004 increased approximately $54.9 million, or 40.7%, to $189.8 million from $134.9 million for fiscal year 2003. For fiscal 2004 year, we sold 163,434 tons of tissue, compared to 124,768 tons sold in fiscal year 2003. The increase in net sales for our tissue segment was primarily attributable to (i) the sale of additional hard rolls and converted tissue products following the acquisition of our Wisconsin facility and (ii) converted premium facial tissue product sold by our New York facility that was converted by a third-party converter. In addition, for fiscal year 2004, sales of converted facial tissues, one of our value-added, higher margin products, produced at our Wisconsin facility accounted for approximately 58% of our net sales in the consumer and away-from-home converted tissue product line.

        Net sales for our machine-glazed paper segment for fiscal year 2004 increased approximately $3.0 million, or 3.1%, to $100.5 million from $97.5 million for fiscal year 2003. For fiscal year 2004, we sold 89,969 tons of combined hard roll machine-glazed paper and converted wax paper products, compared to 88,103 tons sold for fiscal year 2003. For fiscal year 2004, we increased net sales of machine-glazed paper hard rolls (primarily due to increased productivity and sales at our Mississippi and Ontario facilities) and decreased net sales of converted wax paper products. The decrease in the wax converting business included the loss of sales to a major customer that began producing dry wax converting products on its own.

        Gross profit.    Gross profit for fiscal year 2004 increased approximately $1.5 million, or 4.8%, to $33.0 million from $31.5 million for fiscal year 2003. The increase in gross profit in fiscal year 2004 was attributable to increased sales volume and an improvement of sales mix. This increase was partially offset by a rise in cost of goods sold due to an average pulp price increase of approximately $51 per ton for fiscal year 2004 compared to fiscal year 2003. Gross profit as a percentage of net sales decreased to 11.4% in fiscal year 2004 from 13.6% in fiscal year 2003 due to the ramp-up of the Wisconsin facility and margin pressure attributable to rising pulp costs.

        Gross profit for our tissue segment for fiscal year 2004 increased approximately $4.2 million, or 24.9%, to $21.1 million from $16.9 million for fiscal year 2003. Gross profit as a percentage of net sales for our tissue segment decreased to 11.1% in fiscal year 2004 from 12.5% in fiscal year 2003. This decrease was due to increased costs during our ramp-up of our Wisconsin facility.

        Gross profit for our machine-glazed paper segment for fiscal year 2004 decreased approximately $2.7 million, or 18.5%, to $11.9 million from $14.6 million for fiscal year 2003. The decrease in gross profit was attributable in part to an increase in pulp costs, which has a greater impact on the machine-glazed paper segment than the tissue segment. In general, machine-glazed paper products are sold into commodity markets where it is more difficult for us to pass cost increases through to the customer. Gross profit as a percentage of net sales for the machine-glazed paper segment decreased to 11.8% in fiscal year 2004 from 14.9% in fiscal year 2003 due largely to rising pulp costs as described above.

        Selling, general and administrative expenses.    Selling, general and administrative expenses for fiscal year 2004 decreased approximately $0.1 million, or 1.0%, to $13.1 million from $13.2 million for fiscal year 2003. As a percentage of net sales, selling, general and administrative expenses for fiscal year 2004 were 4.5% compared to 5.7% for fiscal year 2003.

        Interest expense.    Interest expense for fiscal year 2004 increased approximately $3.6 million to $6.1 million from $2.5 million for fiscal year 2003. This increase was largely due to a restructuring of our then existing credit facility in September 2001. As a result of the restructuring, no interest expense with respect to the credit facility was recognized in fiscal year 2003 until we refinanced the restructured credit facility in September 2002.

Liquidity and capital resources

        Our principal liquidity requirements are to service debt and meet working capital, tax and capital expenditure needs. Our total debt at February 28, 2005 was $161.1 million. Although we expect to be able to meet our liquidity requirements for 2006 through cash provided by operations, we cannot provide assurance that this will be the case.

        In March 2004, we completed a private offering of the Notes. We raised $152.2 million, net of debt issuance costs of $8.0 million and original issuance discount of $1.8 million. At the same time, we entered into a $30.0 million revolving working capital facility with CIT Group/Business Inc. A portion of the proceeds, along with a drawdown from the working capital facility, were used to pay off existing debt of approximately $56.0 million. In addition, we used an aggregate $100.2 million of the proceeds to fund a stockholder dividend in the amount of $96.8 million to Cellu Paper Holdings, Inc., our parent, to repurchase a portion of its common stock and warrants, and compensation from the redemption of stock options of our parent in the amount of $3.4 million.

        The Notes mature on March 15, 2010 and require semi-annual interest payments on March 15th and September 15th.

        The working capital facility has a term of three years, subject to a one-year extension at our option. Advances are made available from the lender in an aggregate principal amount of up to $30.0 million, subject to a borrowing base limitation based on eligible inventory and accounts receivable. Interest accrues on borrowings under our working capital facility at floating rates equivalent to, in the case of U.S. dollars loans, the JPMorgan Chase Bank prime rate of interest in effect from time to time plus .50% or LIBOR (London Interbank Offered Rate) plus 2.75%, or, in the case of Canadian dollar loans, the Canadian Imperial Bank of Commerce prime rate of interest in effect from time to time plus 1.20% or the "BA Rate" (CDOR-Canadian Dollar Offered Rate) plus .10%) plus 2.95%. Beginning after fiscal year 2005, interest rates may go up or down by as much as .5%, depending upon our financial results. As of February 28, 2005, we have no outstanding borrowings under the working capital facility.

        Net cash provided by operations was $32.2 million for fiscal year 2005, $20.3 million for fiscal year 2004 and $21.3 million for fiscal year 2003. Significant noncash items included in fiscal year 2005 were $2.9 million for the write-off of debt issuance costs and $.5 million related to accelerated vesting of stock options, both of which are related to the issuance of the Notes in March 2004. These charges are offset by a gain on sale of equipment of $2.4 million. Net of these items, noncash items for fiscal year 2005 totaled $18.4 million, consistent with fiscal year 2004. Cash flows provided by changes in working capital totaled $9.7 million for fiscal year 2005 compared to net cash used by changes in working capital of $5.3 million for fiscal year 2004. With respect to changes in accounts receivable and inventory, cash provided by these items were $1.6 million for fiscal year 2005 compared to cash used by these items of $9.4 million for fiscal year 2004. This improvement was attributable to shorter collection periods on accounts receivable and continued focus on inventory levels. Cash used by changes in prepaid expenses and other current assets was $.7 million for fiscal year 2005 compared to cash provided by changes in prepaid expenses and other current assets of $3.5 million for fiscal year 2004. Cash provided by changes in cash overdraft, accounts payable, accrued expense and income taxes was $8.8 for fiscal year 2005 compared to $.6 million for fiscal year 2004. The fluctuation was primarily due to the increase in accrued interest based on the timing of interest payments relative to the Notes. The decrease in cash provided by operations for fiscal year 2004 compared to fiscal year 2003 was due primarily to a decrease in deferred income tax adjustment offset by an increase in depreciation and amortization for fiscal year 2004.

        Net cash used in investing activities was $7.4 million in fiscal year 2005, $10.5 million in fiscal year 2004 and $42.1 million in fiscal year 2003. The decrease in net cash used in investing activities for fiscal year 2005 as compared to fiscal year 2004 relates to the level of capital spending period over period, offset by machine sale proceeds. The decrease in net cash used in investing activities for fiscal year 2004 as compared to fiscal year 2003 was attributable in large part to the acquisition of our Wisconsin facility and related equipment in August and September 2002, respectively.

        Net cash provided by financing was $1.4 million for fiscal year 2005; net cash used by financing for fiscal year 2004 was $10.2 million; and net cash provided by financing for fiscal year 2003 was $16.9 million. In fiscal year 2005, gross proceeds of $160.2 million, net of $1.8 million of original issue discount, from issuance of the Notes (as discussed above) were offset by (i) net payments on long-term debt and revolving line of credit of $43.9 million and $11.0 million, respectively; (ii) a stockholder dividend to our parent in the amount of $96.8 to purchase shares of its common stock and warrants; (iii) prepayment penalties of $.4 million; and (iv) payment of fees and expenses related to the issuance of the Notes in the amount of $6.7 million. Net cash used for financing for fiscal year 2004 was primarily attributable to payments of $9.0 million on our then existing Term A and B loans and $250,000 on our industrial revenue bond, partially offset by borrowings under our then existing revolving line of credit of $2.5 million. Net cash provided by financing in fiscal year 2003 was attributable to our refinancing.

        Cash as of February 28, 2005 increased to $27.0 million from an overdraft position of $4.8 million as of the end of the prior fiscal year. The improvement in our cash position is primarily due to the significant cash provided by operations during fiscal year 2005.

        Receivables, net as of February 28, 2005 decreased to $35.8 million from $37.2 million as of the end of the prior fiscal year. The decrease is the result of our continued effort to reduce days' sales outstanding.

        Assets held for sale as of February 28, 2005 decreased to zero from $2.3 million as of the end of the prior fiscal year. These assets related to the previously idled paper machine at our Menominee mill that was sold in the second quarter of fiscal 2005.

        Debt issuance costs as of February 28, 2005 increased to $7.2 million from $4.7 million as of the end of the prior fiscal year due primarily to the costs incurred in connection with the issuance of the Notes in March 2004, offset by amortization expense through the end of fiscal year 2005. Unamortized debt issuance costs totaling $2.9 million associated with the previous refinancing were written off during the first quarter of fiscal year 2005.

        Accounts payable as of February 28, 2005 increased to $19.0 million from $16.9 million as of the end of the prior fiscal year due to increased sales volume and timing of payments.

        Accrued expenses as of February 28, 2005 increased to $15.2 million from $11.0, primarily as the result of increased sales volume, an accrual of bonuses due to stronger year over year performance and an increase in accrued utilities due to increased utility costs during fiscal year 2005.

        Accrued interest as of February 28, 2005 increased to $7.4 million from $.3 million as of the end of the prior fiscal year due to the timing of semi-annual payments of interest on the Notes.

        Stockholders' equity (deficiency) as of February 28, 2005 decreased to a deficiency of $7.6 million compared to equity of $84.5 million as of the end of the prior fiscal year. We used approximately $96.8 million of the proceeds from the issuance of the Notes to fund a stockholder dividend to our parent to purchase shares of its common stock and warrants. Approximately $66.0 million was charged to capital in excess of par value and the remaining $30.8 million was charged to accumulated earnings, resulting in the deficiency at February 28, 2005. Net income generated for fiscal year 2005 reduced the deficiency.

        Accumulated other comprehensive income as of February 28, 2005 increased to $.9 million compared to $.2 million as of the end of the prior fiscal year due to the fluctuation in the Canadian currency during the current fiscal year.

Capital spending summary

        Capital expenditures were $11.4 million, $10.5 million and $16.1 million for fiscal year 2005, fiscal year 2004 and fiscal year 2003, respectively. We have increased capital expenditures since fiscal year 2002 to support ongoing cost savings programs (cost improvements) and growth in our manufacturing capacity. We have concentrated the growth in our manufacturing capacity since fiscal year 2003 on our converting operations at our Wisconsin facility for the production of value-added converted tissue products.

Contractual obligations

        At February 28, 2005, our material obligations under firm contractual arrangements, including commitments for future payments under long-term debt arrangements, operating lease arrangements and other long-term obligations, are summarized below.

	Cash payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$162,000	$—	$—	$—	$162,000
Operating lease obligations	10,057	2,841	5,906	1,310	—
Purchase obligations	91,721	54,027	37,694	—	—
Obligations under IRB	570	270	300	—	—
Other long-term liabilities reflected on balance sheet under GAAP	—	—	—	—	—

Total	$264,348	$57,138	$43,900	$1,310	$162,000

(1)
Interest incurred at 9 3/4%, payable semi-annually

Net operating loss carryforwards

        At February 28, 2005, we had state net operating loss carryforwards, or NOLs, of approximately $8,054,000, which begin to expire in 2017, and foreign net operating loss carryforwards of approximately

$102,000, which begin to expire in 2006. At February 28, 2005 and February 29, 2004, we had recorded a valuation allowance for the amount of the foreign NOLS. We currently anticipate fully utilizing recorded state NOLs prior to their expiration.

        In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductibles differences, net of valuation allowances provided.

New accounting standards

        Refer to Note 2 (Summary of Significant Accounting Policies) of the notes to our consolidated financial statements included elsewhere in this Annual Report for a discussion of new accounting pronouncements and the potential impact to our consolidated results of operations and financial position.

Critical accounting policies and estimates

        Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant accounting policies used in the preparation of our consolidated financial statements are described in Note 2 (Summary of Significant Accounting Policies), included elsewhere in this Annual Report. Management believes the most complex and sensitive judgments, because of their critical nature, result primarily from the need to make estimates about the effects of matters with inherent uncertainty. The most critical areas involving management estimates are described below. Actual results in these areas could differ from management's estimates.

Allowance for doubtful accounts

        We estimate our allowance for doubtful accounts using two methods. First, we determine a specific reserve for individual accounts where information is available that the customer may have an inability to meet its financial obligation. Second, we estimate additional reserves for all customers based on historical write-offs. If circumstances change, for example the occurrence of higher than expected defaults or a material adverse change in a major customer's ability to meet its financial obligation to us, estimates of the recoverability of receivable amounts due could be reduced.

Goodwill

        Effective March 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized. Instead, we evaluate the carrying value of long lived assets for impairment at least annually, or whenever indicators of impairment are deemed to exist. Impairment losses are recognized in operating results in the period the impairment is recognized. We performed the initial impairment test upon adoption of SFAS No. 142 and again as of February 28, 2003, February 29, 2004 and February 28, 2005. There was no impairment as of any of these dates.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In March 2004, we completed a private offering of the Notes. At the same time, we entered into a $30.0 million revolving working capital facility. We raised approximately $152.0 million, net of debt issuance costs and original discount on the Notes. The proceeds, along with a drawdown from the revolver, were used to pay off existing debt of approximately $56.0 million and to fund a stockholder dividend to our parent to purchase shares of its common stock and warrants and fund compensation from the redemption of stock options of our parent, in the amount of $100.2 million. As a result of these transactions, we are highly leveraged. As of February 28, 2005, there were no borrowings under our working capital facility but we have the ability to borrow funds under this facility up to an aggregate of $30.0 million and could be adversely affected by a significant increase in interest rates. We also have obligations under an industrial revenue bond (balance as of February 28, 2005 of $.6 million) that is payable in annual installments with interest ranging from 4.8% to 6.65%.

        We have minimal foreign currency translation risk. All international sales other than sales originating from our Canadian subsidiary are denominated in U. S. dollars. Due to our Canadian operations, however, we could be adversely affected by unfavorable fluctuations in foreign currency exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 15 for an index to financial statements and financial statement schedules. Such financial statements and financial statement schedules are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        (A)  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)), under the Securities Exchange Act of 1934, as amended.    Based upon that evaluation, our chief executive officer and principal financial officer have concluded that, as of February 28, 2005, our disclosure controls and procedures were effective in ensuring them that material information related to the Company was properly disclosed in our periodic SEC filings.

        (B)  There have been no significant changes in our internal controls over financial reporting or in other factors during the fiscal year ended February 28, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information regarding the members of our board of directors and our executive officers. Each of our directors will hold office until removal by our parent as sole stockholder. Our officers serve at the discretion of our board of directors.

Name	Age	Position
Russell C. Taylor	48	President, Chief Executive Officer and Director
Dianne M. Scheu	41	Senior Vice President, Finance and Chief Financial Officer
Hugo E. Vivero	50	Senior Vice President, Machine-Glazed Paper Segment and Secretary
Thomas D. Moore	55	Senior Vice President, Sales and Marketing
Kevin M. French	43	Senior Vice President, Manufacturing
Paul H. Mullan	59	Chairman of the Board
Merril M. Halpern	71	Director

        Russell C. Taylor has been our president and chief executive officer since October 2001. Mr. Taylor became a member of our board of directors upon assuming his role as chief executive officer in October 2001. Prior to that, he was employed by Kimberly Clark Corporation, a manufacturer of personal care paper products, from May 1997 to January 1999 as president, Kimberly Clark, Professional/Pulp, North America/Europe, and from January 1999 to October 2001 as group president, Kimberly Clark, Professional Pulp/Tissue Paper/Environmental, North America/Europe.

        Dianne M. Scheu has been our chief financial officer and senior vice president, finance since July 2003. From March 2003 to July 2003, she served as our senior vice president, finance. She was self-employed as a financial consultant from September 2002 to March 2003. From September 2001 to September 2002, Ms. Scheu was employed by Kimberly Clark Corporation on the "go-to-market" project team. From May 2001 to September 2001, Ms. Scheu was on a leave of absence. From April 2000 to May 2001, Ms. Scheu was employed by Kimberly Clark Corporation as director of K C Professional Worldwide/Napkins/Private Label. From March 1999 to March 2000, Ms. Scheu was employed by Kimberly Clark Corporation as director of AFH Sales.

        Hugo E. Vivero has been our senior vice president, machine-glazed paper segment and secretary, since July 2003. From September 1989 until July 2003, he served as our senior vice president and chief financial officer.

        Thomas D. Moore has been our senior vice president, sales and marketing since November 1987.

        Kevin M. French has been our senior vice president, manufacturing since March 2004. From March 1998 through March 2004, Mr. French held various manufacturing management positions within the Company.

        Paul H. Mullan has been the chairman of our board of directors since January 1998. From January 1, 2001 to September 30, 2001, Mr. Mullan served as our acting chief executive officer. Since 1997, Mr. Mullan has served as strategic partner at Charterhouse Group, Inc., a private equity investment company (Charterhouse). Prior to joining Charterhouse, Mr. Mullan served as chairman and chief executive officer of Fleer Corp. and co-chairman and co-chief executive officer of Del Monte Corporation, two prior Charterhouse portfolio companies.

        Merril M. Halpern has been a member of our board of directors since January 1998. Since 1973, Mr. Halpern has served as chairman at Charterhouse.

Stockholders' agreement

        Our parent, Cellu Paper Holdings, Inc., has entered into a Stockholders' Agreement, dated as of September 28, 2001, as amended, with certain of its stockholders, including CEP III, Russell C. Taylor, our chief executive officer and president and a member of our board of directors, and certain other non-stockholder senior management, including Hugo E. Vivero, senior vice president, machine-glazed paper segment, Thomas D. Moore, senior vice president, sales and marketing, and Dianne M. Scheu, chief financial officer and senior vice president of finance. The agreement created certain rights and restrictions with respect to our parent's common stock, including restrictions on the transfer of stock, tag-along rights, pre-emptive rights, call rights, registration rights and the right of CEP III and another stockholder, in certain circumstances, to compel other stockholders to sell their stock.

Compensation Committee Interlocks and Insider Participation

        There are no compensation committee interlocks (none of our executive officers serves as a member of the board of directors or the compensation committee of another entity that has an executive officer serving on our board of directors).

Board of Directors and Committees

        The board of directors held three meetings during fiscal year 2005. During 2005, each director then in office attended 100% of the aggregate total number of meetings of the board of directors held during the period in which he was a director and the total number of meetings held by all of the committees of the board of directors on which he served. The only standing committees of the board of directors is an audit committee and compensation committee.

Audit Committee

        Paul Mullan and Merril Halpern are members of the audit committee. This committee is empowered to: (i) appoint, fix the compensation of and oversee the work of our independent auditors (including the power to resolve any disagreements between management and the independent auditors), with the independent auditors reporting directly to the audit committee; (ii) pre-approve all audit services and permissible non-audit services; (iii) establish procedures for whistleblower complaints; and (iv) engage and determine funding for independent counsel and other advisors. The board of directors has determined that Mr. Halpern is an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission.

Compensation Committee

        Paul Mullan and Russell Taylor are members of the compensation committee. The compensation committee is responsible for (i) compensation of our executives; (ii) equity-based compensation plans, including, without limitation, stock option plans, in which officers or employees participate; and (iii) arrangements with executive officers, relating to their employment relationships with us, including, without limitation, employment agreements and restrictive covenants. The compensation committee has overall responsibility for approving and evaluating our executive officer compensation plans, policies, and programs, as well as all equity-based compensation plans and policies. In addition, the compensation committee oversees, reviews and approves all of our ERISA and other employee benefit plans.

Code of Ethics

        We have adopted a Code of Ethics that applies to our chief executive officer, senior financial officer, and other senior officers (as that term is defined in the Code of Ethics). A copy of the Code of Ethics has been filed as Exhibit 14.1 to this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table sets forth information regarding compensation for fiscal year 2005 and fiscal year 2004 awarded to or earned by our chief executive officer, and the four other most highly compensated executive officers and senior management:

		Annual compensation			Long-term compensation
Name and principal position	Year	Salary	Bonus(1)	Other annual compensation	Restricted stock award(s)		Securities underlying options (#)		All other compensation
Russell C. Taylor, President and Chief Executive Officer	2005 2004	$425,000 424,038	$425,000 —	— —	— —	(2)	— —		$9,840 13,004	(3) (3)
Dianne M. Scheu, Senior Vice President, Finance, and Chief Financial Officer	2005 2004	200,000 147,115	224,000 54,000	— —	— —		75 200	(4) (4)	8,215 3,138	(3) (3)
Hugo E. Vivero, Senior Vice President, Machine-Glazed Segment	2005 2004	195,572 195,283	195,572 —	— —	— —		— —		17,388 16,933	(3)(5) (3)(5)
Thomas D. Moore, Senior Vice President, Sales and Marketing	2005 2004	178,879 172,436	178,879 —	— —	— —		40 75	(4) (4)	19,117 19,546	(3)(5) (3)(5)
Kevin M. French, Senior Vice President, Manufacturing (6)	2005 2004	171,877 —	171,877 —	— —	— —		75 —	(4)	10,304 —	(3)
Alex A. Volpe, Senior Vice President, Sales and Marketing (7)	2005 2004	— 155,769	— —	— —	— —		— 200	(4)	— 2,134	(5)

(1)
Includes bonuses earned for fiscal year 2005 to be paid in fiscal year 2006. None of the named executive officers earned a bonus in fiscal year 2004 that would have been paid in fiscal year 2005. The fiscal year 2004 amount for Ms. Scheu related to a sign-on/retention bonus.    The fiscal year 2005 amount for Ms. Scheu also included $24,000 related to a sign-on/retention bonus.

(2)
In 2002, our parent, Cellu Paper Holdings, Inc. granted Mr. Taylor 1,672 shares of restricted common stock. These shares of restricted common stock vested 50% in fiscal year 2003 and 25% in each of fiscal year 2004 and 2005. As of February 28, 2005, all shares were fully vested.

(3)
Includes matching contributions under our 401(k) plan for fiscal year 2005 and fiscal year 2004, respectively to Mr. Taylor ($9,840 and $13,004), Ms. Scheu ($8,215 and $3,138), Mr. Vivero ($9,840 and $12,151), Mr. Moore ($9,887 and $10,483) and Mr. French ($10,304).

(4)
Reflects options granted under the Cellu Paper Holdings, Inc. 2001 Stock Incentive Plan to purchase shares of common stock of our parent upon exercise of such options.

(5)
Includes the dollar value of insurance premiums paid by us for fiscal year 2005 and fiscal year 2004, respectively, with respect to term life insurance for the benefit of Mr. Vivero ($7,548 and $4,782), Mr. Moore ($9,230 and $9,063) and Mr. Volpe ($2,134).

(6)
Mr. French assumed the position of senior vice president, manufacturing effective March 2004.

(7)
Mr. Volpe resigned as senior vice president, sales and marketing effective August 11, 2004.

        The following table sets forth information concerning options to purchase shares of common stock of our parent, Cellu Paper Holdings, Inc., granted to the named executive officers during fiscal year 2005.

					Potential realizable value at assumed annual rates of stock price appreciation for options term
	Number of securities underlying options granted (#)	Percent of total options granted to employees in fiscal year
Name			Exercise or base price (per share)	Expiration date
					5%	10%
Russell C. Taylor	—	—	—	—	—	—
Dianne M. Scheu	75*	19.1%	$9,613	12/2014	$453,541	$1,149,354
Hugo E. Vivero	—	—	—	—	—	—
Thomas D. Moore	40*	10.2%	$9,613	12/2014	$241,888	$612,989
Kevin M. French	75*	19.1%	$9,613	12/2014	$453,541	$1,149,354

*
Reflects options granted under the Cellu Paper Holdings, Inc. 2001 Stock Incentive Plan to purchase shares of common stock of our parent upon exercise of such options.

Aggregated option exercises in last fiscal year and fiscal year-end option values

			Number of Securities Underlying Unexercised Options at February 28, 2005		Value of Unexercised In-the-Money Options at February 28, 2005(4)
	Shares Acquired on Exercise (#)(1)
Name		Value Realized ($)(2)	Exercisable (3)	Unexercisable	Exercisable (3)	Unexercisable
Russell C. Taylor	—	—	—	—	—	—
Dianne M. Scheu	90	$231,498	109	75	$278,621	—
Hugo E. Vivero	90	$762,083	109	—	$917,450	—
Thomas D. Moore	67	$571,562	82	40	$250,630	—
Alex A. Volpe	124	$757,872	150	—	$383,424	—
Kevin M. French	—	—	—	75	—	—

(1)
Approximately $100.2 million of the proceeds from the sale of the Notes was used to fund a stockholder dividend to our parent to purchase, on a pro rata basis, approximately 45.3% of (a) its outstanding common stock at a price of $9,613 per share and (b) the outstanding warrants and options to purchase its common stock, including the options surrendered by the named executive officers as listed herein. Of such amount, we recognized approximately $3.4 million of compensation expense resulting from the redemption of the stock option held by employees. The amount paid for each warrant or option was equal to the difference between $9,613 per share minus the exercise price of the warrant or option. We retained an investment bank to provide a valuation opinion regarding the fair market value of the shares of our parent's common stock and such investment bank determined the value to be $9,613 per share.

(2)
Represents the difference between the valuation of our parent's common stock of $9,613 on the day the options were surrendered and the exercise price of the options surrendered multiplied by the number of shares underlying the options surrendered.

(3)
Represents options granted under the Cellu Paper Holdings, Inc. 2001 Stock Incentive Plan to purchase shares of common stock of our parent upon exercise of such option.

(4)
Represents the difference between the valuation of our parent's common stock of $9,613 and the exercise price per share of the in-the-money options multiplied by the number of shares underlying the in-the-money options. The exercise price for the fiscal year 2005 grants is equal to the fair value of the underlying common stock.

Compensation of directors

        Members of our board of directors do not receive director's fees or other compensation for serving as directors. All members of our board of directors are reimbursed for actual expenses incurred in connection with attendance at board meetings.

Employment agreement

        Pursuant to his employment agreement, as amended, Mr. Taylor receives an annual base salary determined by our compensation committee, currently set at $425,000. Base salaries are reviewed annually by our compensation committee. Mr. Taylor is also eligible for an annual performance based bonus, up to 100% of base compensation, based on our achievement of certain corporate benchmarks and other factors.

        The current terms of the employment agreement with Mr. Taylor expires on September 30, 2005.

        The employment agreement can be terminated by us with or without "cause" or on account of the executive's disability, by the executive with or without "good reason" or automatically on account of an executive's death. Generally upon a termination by us without "cause" or by the executive for "good reason," the executive is entitled to receive severance payments and continued benefits for a specified period of time following such termination. The executive (or, in the case of the executive's death, the executive's estate or designated beneficiaries) is also entitled to receive severance payments and continued benefits for a specified period of time following the executive's termination on account of disability or death. The executive is subject to a confidentiality covenant both during and after the term of employment and, if the executive's employment is terminated by the executive other than for "good reason" or by us for "cause," the executive is subject to a one-year competition and solicitation restriction following such termination.

Employee restricted stock award

        In 2002, our parent, Cellu Paper Holdings, Inc., granted Mr. Taylor 1,672 shares of restricted common stock. These shares of restricted common stock vested 50% in fiscal year 2003 and 25% in each of fiscal year 2004 and 2005. As of February 28, 2005, all shares of restricted common stock held by Mr. Taylor were fully vested.

Severance Pay Plan

        Our board of directors has adopted a severance pay plan covering all of our salaried employees located in the United States (excluding employees who have written contracts with us which have been approved by the President and Chief Executive Officer or another authorized officer), including all of the named executive officers set forth in the Summary Compensation Table other than Mr Taylor. Under the terms of the plan, if we terminate a named executive officer without "cause" (as defined in the plan) or if a named executive officer terminates employment for "good reason" (as defined in the plan), the officer will be entitled to a severance benefit, provided the officer first delivers (and does not revoke) a general release of claims, equal to (i) the officer's annual base salary payable in equal installments in accordance with our regular payroll practices and (ii) a pro-rata portion of the annual bonus for the year in which such termination occurs based on our actual results for such year payable at the time annual bonuses are paid to other employees. Terminated employees may also be entitled to continued participation in certain of our employee benefit plans at our cost (subject to co-payment of premiums on the same level as active employees) during the period severance is being paid.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFCIAL OWNERS AND MANAGEMENT

        We are a wholly owned subsidiary of Cellu Paper Holdings, Inc. As of the date of this report, our parent's outstanding capital stock consisted of 11,127 shares of common stock, par value $0.01 per share. The following table sets forth information with respect to the beneficial ownership of our parent's common stock as of May 16, 2005 by:

  •
  each person who is known by us to beneficially own more than 5% of the outstanding shares of common stock;

  •
  each executive officer named in the summary compensation table;

  •
  each member of our board of directors; and

  •
  all members of our board of directors and executive officers as a group.

        To our knowledge, each of the holders of common stock listed below has sole voting and investment power as to the shares of common stock beneficially owned by such holder, unless otherwise noted. Shares of common stock subject to warrants and/or options that are currently exercisable or exercisable within 60 days of May 16, 2005 are deemed outstanding for computing the ownership percentage of the stockholder holding such warrants and/or options, but are not deemed outstanding for computing the ownership of any other stockholder.

Name and address of beneficial owner	Number of shares of common stock		Percentage of total common stock
Charterhouse Equity Partners III, L.P.(1)(2)	10,350	(3)	91.6%
Russell C. Taylor(4)	915	(5)	8.2%
Dianne M. Scheu(4)	109	(6)	*
Hugo E. Vivero(4)	109	(6)	*
Thomas D. Moore(4)	82	(6)	*
Alex A. Volpe	—	(9)	—
Paul H. Mullan(1)	10,350	(7)	91.6%
Merril M. Halpern(1)	10,350	(7)	91.6%
All directors and executive officers as a group (6 persons)	11,565	(8)	99.7%

*
Represents less than 1%.

(1)
The address for Charterhouse Equity Partners III, L.P., or CEP III, is 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899 and for each of Messrs. Mullan and Halpern is c/o Charterhouse, 535 Madison Avenue, New York, New York 10022-4299.

(2)
The general partner of CEP III is CHUSA Equity Investors III, L.P., whose general partner is Charterhouse Equity III, Inc., a wholly owned subsidiary of Charterhouse. As a result of the foregoing, all of the shares beneficially owned by CEP III would be deemed to be beneficially owned by Charterhouse.

(3)
Includes 174 shares of common stock of our parent that may be acquired through the exercise of a warrant.

(4)
The address for each of our officers is c/o Cellu Tissue Holdings, Inc., 333 East River Drive East, Hartford, Connecticut 06108.

(5)
Includes 457 shares of common stock of our parent held by a family charitable remainder trust in which Mr. Taylor owns an indirect beneficial ownership.

(6)
Consists solely of shares of common stock of our parent that may be acquired through the exercise of options.

(7)
Messrs. Mullan and Halpern are executive officers and directors of Charterhouse and, as such, are deemed to have shared voting and investment power (along with other executive officers and directors of Charterhouse) as to the shares of common stock beneficially owned directly by CEP III. Each of Messrs. Mullan and Halpern disclaims beneficial ownership with respect to the shares beneficially owned by CEP III.

(8)
Includes 474 shares of common stock of our parent that may be acquired through the exercise of options and warrants.

(9)
Mr. Volpe resigned effective August 11, 2004 and his options were forfeited.

        The following table summarizes shares of common stock of our parent, Cellu Paper Holdings, Inc., to be issued upon exercise of options, the weighted-average exercise price of outstanding options and options available for future issuance as of February 28, 2005.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (b)	REMAINING AVAILABLE NUMBER OF SECURITIES FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (c)
Equity compensation plans approved by security holders	899	$7,147	None
Equity compensation plans not approved by security holders	—	—	—
Total	899	$7,147	None

        The 2001 Stock Incentive Plan authorizes the award of incentive stock options, which are stock options that qualify for special federal income tax treatment. The exercise price of any stock option granted under the 2001 Stock Incentive Plan may not be less than the fair market value of the common stock on the date of grant. In general, each option granted under the 2001 Stock Incentive Plan vests evenly over a three-year period and expires ten years from the date of grant, subject to earlier expiration in case of termination of employment. The vesting period is subject to certain acceleration provisions if a change in control occurs. No award will be granted under the 2001 Stock Incentive Plan on or after October 4, 2011.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management agreement

        We have entered into a Financial Advisory and Management Services Agreement, dated September 30, 2002, with Charterhouse, pursuant to which Charterhouse has agreed to provide us with certain financial advisory and management consulting services. Charterhouse wholly owns Charterhouse Equity III, Inc., which is a general partner of CHUSA Equity Investors III, L.P., which in turn is a general partner of CEP III, our parent's majority stockholder. In addition, two of our directors, Paul Mullan and Merril M. Halpern, are executive officers and directors of Charterhouse. In consideration for such services provided, we have agreed to pay Charterhouse an annual fee of $450,000, to be paid in equal monthly installments. As permitted under the terms of the agreement, Charterhouse has designated Mr. Mullan to receive, as its designee, all amounts due and payable to Charterhouse under the agreement, and all such fees are paid directly to Mr. Mullan. See "Management—Stockholders'

Agreement," "—Employment Agreement" and "—Severance Pay Plan" for information on other agreements relating to management.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Aggregate fees for professional services rendered to us by Ernst & Young LLP as of or for the fiscal years ended February 28, 2005 and February 29, 2004 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of our annual financial statements and review of regulatory filings. The aggregate fees included in each of the other categories are for fees billed in the fiscal years.

	February 28, 2005	February 29, 2004
Audit Fees	$314,037	$200,000
Audit-Related Fees	315,343	251,297
Tax Fees	249,052	398,830

Total Fees	$878,432	$850,127

        Audit Fees:    Fees for audit services include fees associated with the annual audits and reviews of our quarterly reports on Form 10-Q and annual report on Form 10-K.

        Audit- Related Fees:    Fees for audit-related services relate to the audit of our 401(k) plan and services provided in connection with our private offering of the Notes and Registration Statement on Form S-4.

        Tax Fees:    Fees for tax services related to the preparation of U.S. and Canadian tax returns, other miscellaneous compliance matters and foreign tax planning.

PART IV

ITEM 15.    EXHIBITS and FINANCIAL STATEMENT SCHEDULE

        (a)   Index to documents filed as part of this report:

          1. and 2. Financial Statements and Financial Statement Schedules

    The response to this portion of Item 15 is submitted as a separate section of this report beginning with an index thereto on page F-1.

        (b)   Exhibits

  The following exhibits are filed with this report or incorporated by reference:

INDEX TO EXHIBITS

Exhibit No.
3.1
Certificate of Incorporation of Cellu Tissue Holdings, Inc. (the "Company") (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))
3.2	By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))
4.1
Indenture, dated as of March 12, 2004, by and among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))
4.2	Form of 9 3/4% Senior Secured Exchange Note due 2010 (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))
4.3
Notation of Guarantee, Natural Dam, Neenah, Cellu Tissue LLC, Coastal, Interlake, Menominee, Van Paper and Van Timber as Guarantors (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))
4.5
Registration Rights Agreement, dated as of March 12, 2004, by and among the Company and The Bank of New York (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))
10.1
Financing Agreement, dated as of March 12, 2004, by and among the Company, Natural Dam, Neenah, Cellu Tissue LLC, Coastal, Interlake, Menominee, Van Paper and Van Timber, Cellu Paper Holdings, Inc., the Lenders party thereto and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))
10.2
Purchase Agreement, dated as of March 5, 2004, by and among the Company and Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))
10.3
Employment Agreement, dated as of September 25, 2001, by and between Cellu Tissue Holdings, Inc. and Russell C. Taylor (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

10.4*	Amendment No. 1 to Employment Agreement, dated as of September 25, 2001, by and between Cellu Tissue Holdings, Inc. and Russell C. Taylor
10.5
Financial Advisory and Management Services Agreement, dated as of September 30, 2002, between Cellu Tissue Holdings, Inc. and Charterhouse Group International, Inc. (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))
10.6
Stockholders Agreement, dated as of September 28, 2001, among CEP, Chef Nominees Limited, Wahyam Capital, LLC, Parent, and the other parties listed therein, as amended by Amendment to Stockholders Agreement, dated as of September 30, 2002, among Parent, CEP, Chef Nominees Limited and Russell C. Taylor, as in effect on the date hereof (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))
10.7	Cellu Paper Holdings 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))
10.8*	Cellu Tissue Holdings, Inc. Severance Pay Plan
14.1*	Code of Ethics
21.1*	List of subsidiaries of the Company
31.1*	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*
Filed herewith.

(c) See Financial Statements immediately following Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cellu Tissue Holdings, Inc.
By	/s/ RUSSELL C. TAYLOR Russell C. Taylor, President and Chief Executive Officer

May 25, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RUSSELL C. TAYLOR Russell C. Taylor, President (Principal Executive Officer), Director	/s/ DIANNE M. SCHEU Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ PAUL H. MULLAN Chairman and Director	/s/ MERRIL M. HALPERN Director

FORM 10-K
ITEM 15(a) (1) and (2)
CELLU TISSUE HOLDINGS, INC.

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Cellu Tissue Holdings, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Cellu Tissue Holdings, Inc. and Subsidiaries (the "Company") as of February 28, 2005 and February 29, 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of three fiscal years in the period ended February 28, 2005. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cellu Tissue Holdings, Inc. and Subsidiaries at February 28, 2005 and February 29, 2004, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 28, 2005 in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young

Hartford, Connecticut
April 8, 2005

Cellu Tissue Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 28 2005	February 29 2004
Assets
Current assets:
Cash and cash equivalents	$26,959,029
Receivables, net of allowance of $398,749 in 2005 and $373,433 in 2004	35,786,666	$37,168,939
Inventories	24,601,068	24,803,154
Prepaid expenses and other current assets	3,499,414	2,451,458
Income tax receivable		379,527
Deferred income taxes	1,294,851	1,134,080
Assets held for sale		2,270,371

Total current assets	92,141,028	68,207,529
Property, plant and equipment, net	97,314,590	100,122,201
Debt issuance costs	7,167,718	4,710,916
Goodwill	13,723,935	13,723,935
Other assets	190,220	178,132

Total assets	$210,537,491	$186,942,713

Liabilities and stockholders' equity (deficiency)
Current liabilities:
Revolving line of credit		$11,352,924
Cash overdraft		4,760,297
Accounts payable	$18,974,022	16,857,938
Accrued expenses	15,156,693	10,957,273
Accrued interest	7,416,122	292,077
Current portion of long-term debt	270,000	7,470,000

Total current liabilities	41,816,837	51,690,509
Long-term debt, less current portion	160,790,288	36,963,541
Deferred income taxes	15,280,376	13,688,236
Other liabilities	235,780	118,000
Stockholders' equity (deficiency):
Common stock, Class A, $.01 par value, 150,000 shares authorized, 11,127 and 20,328 shares issued and outstanding, respectively, as of February 28, 2005 and February 29, 2004	111	204
Capital in excess of par value	533,551	65,976,390
Accumulated earnings (deficit)	(9,056,515)	18,659,808
Unearned compensation		(388,888)
Accumulated other comprehensive income	937,063	234,913

Total stockholders' equity (deficiency)	(7,585,790)	84,482,427

Total liabilities and stockholders' equity	$210,537,491	$186,942,713

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries
Consolidated Statements of Income

	Year ended February 28 2005	Year ended February 29 2004	Year ended February 28 2003
Net sales	$332,893,044	$290,262,517	$232,437,928
Cost of goods sold	292,445,133	257,214,488	200,909,103

Gross profit	40,447,911	33,048,029	31,528,825
Selling, general and administrative expenses	14,544,979	13,099,658	13,171,064
Compensation from redemption of stock options	3,414,441
Accelerated vesting of stock options-noncash	533,551
Amortization of intangibles	1,406,118	976,263	127,657

Income from operations	20,548,822	18,972,108	18,230,104
Write-off of debt issuance costs and prepayment penalties	(3,318,495)
Gain on early extinguishment of debt			11,244,075
Interest expense, net	(16,021,770)	(6,102,881)	(2,422,470)
Foreign currency loss	(633,172)	(674,087)	(271,500)
Other income (expense)	2,446,965	103,459	(63,950)

Income before income tax (benefit)	3,022,350	12,298,599	26,716,259
Income tax (benefit)	(73,645)	5,151,486	10,988,901

Net income	$3,095,995	$7,147,113	$15,727,358

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

	Class A Common Stock	Capital in Excess of Par Value	Accumulated Earnings (Deficit)	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficiency)
Balance, February 28, 2002	$172	$43,476,422	$(4,214,663)	$(1,722,222)	$(539,820)	$36,999,889
Net income			15,727,358			15,727,358
Foreign currency translation adjustment					245,492	245,492

Comprehensive income						15,972,850
Restricted stock vested				666,667		666,667
Recapitalization	32	22,499,968				22,500,000

Balance, February 28, 2003	204	65,976,390	11,512,695	(1,055,555)	(294,328)	76,139,406
Net income			7,147,113			7,147,113
Foreign currency translation adjustments					529,241	529,241

Comprehensive income						7,676,354
Restricted stock vested				666,667		666,667

Balance, February 29, 2004	204	65,976,390	18,659,808	(388,888)	234,913	84,482,427
Accelerated vesting-stock options		533,551				533,551
Cash dividends		(65,976,390)	(30,812,411)			(96,788,801)
Stock redemption	(93)		93			—
Net income			3,095,995			3,095,995
Foreign currency translation adjustment					702,150	702,150

Comprehensive income						3,798,145
Restricted stock vested				388,888		388,888

Balance, February 28, 2005	$111	$533,551	$(9,056,515)	$—	$937,063	$(7,585,790)

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended February 28 2005	Year ended February 29 2004	Year ended February 28 2003
Cash flows from operating activities
Net income	$3,095,995	$7,147,113	$15,727,358
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of debt issuance costs-noncash	2,894,868
Accelerated vesting of stock options-noncash	533,551
Gain on extinguishment of debt			(11,244,075)
Amortization of intangibles	1,406,118	976,263	127,657
Depreciation	14,858,114	13,958,243	12,015,832
Deferred income taxes	1,431,369	2,820,864	9,347,186
Accretion of debt discount	290,108
Stock based compensation	388,888	666,667	666,667
(Gain) loss on disposal of equipment	(2,364,621)		16,568
Changes in operating assets and liabilities:
Receivables	1,382,273	(5,169,945)	(9,580,384)
Inventories	202,086	(4,236,229)	(5,306,041)
Prepaid expenses and other current assets	(668,429)	3,515,402	(1,600,512)
Other assets	(12,087)	(19,358)	(9,297)
Cash overdraft, accounts payable, accrued expenses, accrued interest and other liabilities	8,797,032	599,713	11,150,691

Total adjustments	29,139,270	13,111,620	5,584,292

Net cash provided by operating activities	32,235,265	20,258,733	21,311,650
Cash flows from investing activities
Proceeds from sale of property, plant and equipment, net	4,003,727
Capital expenditures	(11,419,238)	(10,546,979)	(16,079,940)
Cash paid for acquisition			(26,016,260)

Net cash used in investing activities	(7,415,511)	(10,546,979)	(42,096,200)

Consolidated Statements of Cash Flows (continued)

Cash flows from financing activities
Payments of long-term debt	$(43,863,541)	$(9,256,458)	$(68,306,400)
Borrowings of long-term debt			55,000,000
Borrowings (payments) on revolving credit facility, net	(10,953,999)	(2,532,033)	13,884,957
Proceeds from note offering	160,200,180
Payments of interest			(2,437,645)
Issuance of notes payable			7,500,000
Payments of notes payable			(7,500,000)
Issuance of new common stock			22,500,000
Cash dividends	(96,788,801)
Prepayment penalties	(423,627)
Deferred financing costs		1,547,496
Debt refinancing costs	(6,733,087)		(3,766,304)

Net cash provided by (used in) financing activities	1,437,125	(10,240,995)	16,874,608
Effect of foreign currency	702,150	529,241	245,492

Net increase (decrease) in cash and cash equivalents	26,959,029	—	(3,664,450)
Cash and cash equivalents at beginning of year	—	—	3,664,450

Cash and cash equivalents at end of year	$26,959,029	$—	$—

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$8,976,482	$5,533,909	$2,900,000
Income taxes	$834,721	$1,637,840	$3,285,410

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2005

1.     Organization and Nature of Operations

        The consolidated financial statements include the accounts of Cellu Tissue Holdings, Inc. (the "Company") and its wholly owned subsidiaries. The Company, a wholly owned subsidiary of Cellu Paper Holdings, Inc. (the "Parent"), operates facilities in the United States and Canada. The Company manufactures specialty tissue paper for use in personal care products such as baby and adult diapers, incontinent products, surgical waddings and sanitary napkins and for use in fast food wrapping, gift wrapping and food service products. The Parent conducts no operating activities.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.

Cash Equivalents

        The Company considers all investments with an original maturity of three months or less at the date of purchase cash equivalents.

Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collection is reasonably assured. Typically, revenue is recognized from product sales when title and risk of loss has passed to the customer in accordance with the related shipping terms, which is generally at the time products are shipped. Certain sales have freight on board destination terms, in which case, revenue is recognized when the product is received by the customer. The Company records a provision for estimated sales returns and other allowances as a reduction of revenue at the time of revenue recognition.

Trade Receivables and Allowance for Doubtful Accounts

        Trade receivables are stated at gross invoice amount, less discounts and provision for uncollectible accounts. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company estimates its allowance for doubtful accounts using two methods. First, the Company determines a specific reserve for individual accounts where information is available that the customer may have an inability to meet its financial obligation. Second, the Company estimates additional reserves for all customers based on historical write-offs. Accounts are charged-off against the allowance for doubtful accounts when the Company has exhausted all collection efforts and has deemed the accounts uncollectible.

Inventories

        Inventories are stated at the lower of cost (average-cost method) or market. The Company provides allowances for materials or products that are determined to be obsolete, or for quantities on hand in excess of expected normal, future requirements. Included in packaging materials and supplies are felts and wires. These inventory components are kept in inventory until they are installed on the machines. Once installed, felts and wires are amortized over their useful lives of approximately three months.

Major Maintenance

        Major maintenance expenses that do not qualify to be capitalized are expensed as incurred.

Assets Held for Sale

        Assets held for sale are carried at the lower of fair value or historical book value. As of February 29, 2004, the Company had one asset held for sale valued at book value of $2,270,371. The asset, which was no longer being used in the Company's machine-glazed paper segment, was sold during fiscal year 2005, at a gain of $2,380,682. The gain is reflected in other income.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation of equipment and amortization of leasehold improvements are computed using the straight-line method over the estimated useful lives of the related assets or the life of the lease term, whichever is shorter. The estimated useful lives of the principal classifications of depreciable assets are as follows:

Life in Years
Buildings and improvements	20
Machinery and equipment	10
Furniture and fixtures	5
Land improvements	5
Computer software	3-5

Asset Impairment

        The Company evaluates the appropriateness of the carrying amounts of its long-lived assets at least annually, or whenever indicators of impairment are deemed to exist. The Company believes that as of February 28, 2005 there are no significant impairments of the carrying amounts of such assets and no reduction in their estimates useful life is warranted.

Debt Issuance Costs

        Debt issuance costs are amortized over the term of the related debt agreement.

Goodwill

        Effective March 1, 2002, the Company adopted Statement of Financial Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead tested for impairment at least annually and at any time when events suggest impairment may exist. The identification and measurement of goodwill and indefinite lived intangibles impairment involves the estimation of the fair value of reporting units, which primarily incorporates management assumptions about future cash flows. In the event the carrying value of the goodwill of a reporting unit exceeded the fair value of that goodwill, an impairment loss would be recognized for the amount of that excess. The Company performed the initial impairment test upon adoption of SFAS No. 142 and again as of February 28, 2005 and February 29, 2004. There was no impairment at any of the test dates. There were no indicators of impairment during fiscal 2005 or 2004 that required the Company to evaluate impairment at any interim dates.

Stock Based-Compensation

        The Company accounts for stock options using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." As such, it does not recognize compensation expense associated with stock options granted to employees to purchase the Parent's common stock granted under the Parent's stock option plan, if the exercise price is at least equal to the fair market value of the Parent's common stock, as determined by the Board of Directors, at the date granted. Stock-based compensation costs for stock awards are reflected in operating results over the awards' vesting period. If compensation expense for options granted to purchase the Parent's stock had been determined based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been adjusted to the pro forma amounts indicated below:

	Year ended February 28 2005	Year ended February 29 2004	Year ended February 28 2003
Net income, as reported	$3, 095,995	$7,147,113	$15,727,358
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	2,355,964
Less: stock-based employee compensation expense determined under fair value method, net of related tax effects	(395,992)	(214,396)	(22,044)

Pro forma net income, fair value method	$5,055,967	$6,932,717	$15,705,314

        Pro forma compensation expense related to the stock options is recognized over the vesting period. The vesting period for all years presented is three years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.43%; expected life of 4 years; no volatility and zero dividend yield. The weighted average fair value of stock options granted in fiscal 2005 and 2004 was $1,213 and $1,082, respectively.

        In connection with the Company's debt transaction (Note 7), the Company accelerated vesting of all unvested employee stock options at that time. As a result thereof, the APB No. 25 expense for the fiscal year ended February 28, 2005 recognized in the table above, is larger than the expense calculated under FAS No. 123, as the expense associated with the accelerated vesting and cash paid for redemption of stock options would have been previously recognized if FAS No. 123 had been applied from date of grant.

        The Company may need to recognize additional expense should management's estimate of the number of employees that will actually benefit from the accelerated vesting of the options need to be adjusted. The Company has estimated and recognized $.5 million of compensation expense in the fiscal year ended February 28, 2005, associated with employees that will actually benefit from the accelerated vesting of the stock options. The Company will update its estimate of the number of employees that will actually benefit from the acceleration each reporting period and adjust the total expense recognized until the original vesting period associated with the stock options has expired.

Foreign Currency Translation

        The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." All balance sheet accounts are translated at current exchange rates; income and expenses are translated using weighted average exchange rates during the applicable fiscal year. Resulting translation adjustments are reported in other comprehensive income (loss).

Concentrations

        In fiscal year 2005, one customer comprised approximately 18% of sales. In fiscal year 2004, two of our customers represented 11.1% and 10.9%, respectively of sales. In fiscal year 2003, one customer represented approximately 13% of sales. These sales were in the Company's tissue segment in fiscal year 2005, both segments in fiscal year 2004 and the machine-glazed paper segment in fiscal year 2003.

Labor Concentration

        At February 28, 2005, approximately 62% of the Company's active full-time employees are represented by either the Paper, Allied-Industrial, Chemical and Energy Workers International Union or Independent Paper Workers of Canada through various collective bargaining agreements that expire between August 2008 and February 2010.

Shipping and Handing Costs

        The Company classifies third-party inbound shipping and handling costs as a component of cost of goods sold. The Company classifies outbound shipping and handling costs as a reduction of sales. The outbound costs were $7,254,504, $6,623,137, and $4,697,497 for the years ended February 28, 2005, February 29, 2004, and February 28, 2003, respectively.

Considerations made to Resellers

        As of March 1, 2002, the Company adopted the Emerging Issues Task Force (EITF) Consensus No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of a Vendors Products." As such, the Company recognizes consideration paid to a reseller of its products as a reduction of the selling price of its products sold and, therefore, reduces net sales in the Company's statement of operations. The adoption of this accounting treatment did not have a material impact on the Company's operating results.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments

        The Company estimates the fair value of financial instruments for financial statement disclosure. For these purposes, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current fiscal year 2005 presentation.

New Accounting Standards

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" (SFAS 151). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities.

The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company expects the adoption of SFAS 151 will not have a material impact on its results of operations and financial position.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" (SFAS 153). SFAS 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" by replacing the exception from fair value measurement for nonmonetary exchanges of similar productive assets with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company expects the adoption of SFAS 153 will not have a material impact on its results of operations and financial position.

        In December 2004, the FASB issued Statement No. 123 (revised), "Share-Based Payment" (SFAS 123R), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and amends FASB Statement No. 95, "Statement of Cash Flows". The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123. However, the revised statement requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the consolidated statements of operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as is the Company's practice under SFAS 123, will not be permitted commencing with fiscal year 2007, since SFAS 123R must be adopted by the Company at the beginning of the first annual period beginning after December 15, 2005.    The Company is still evaluating whether it will follow the "modified prospective" method of adoption of SFAS 123R whereby earnings for prior periods will not be restated as though stock-based compensation had been expensed, or the "modified retrospective" method of adoption, which would entail restatements of previously published earnings.

        As permitted by SFAS 123, the Company currently accounts for stock-based compensation to employees under the APB 25 intrinsic value method and generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of the SFAS 123R fair value method will impact the Company's results of operations. The impact of adoption of SFAS 123R will depend on levels of share-based compensation granted in the future and the fair value assigned thereto. As permitted by SFAS 123, the Company uses the actual forfeitures method whereby pro forma compensation expense is reduced only when options are forfeited. Under SFAS 123R, the estimated forfeiture method is required such that expected future forfeitures will be reflected as a reduction of stock-based compensation expense. However, under SFAS 123R, reduction of compensation expense is not permitted if a vested share-based payment is later forfeited, as would occur when an out-of-the money stock option is surrendered by a resigning employee.

        In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 ("FAS 109-1"), "Application of FASB Statement No. 109, "Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004." The American Jobs Creation Act, or AJCA, introduces a special 9% tax deduction when fully phased in on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. The Company's evaluation of the AJCA with respect to the additional deduction is still in process and the Company expects to complete the evaluation process by the end of the first quarter of fiscal year 2006. The range of reasonably possible amounts of the additional deduction that are still being considered as a result of this provision cannot be reasonably determined as yet.

3.     Acquisitions

        In connection with the acquisition of the Company's Wisconsin facility, Charterhouse Equity Partners III, L.P. ("CEP III"), the principal stockholder of the Parent, entered into a series of transactions on behalf of the Parent designed to effect the purchase of the facility and related assets. In July and August 2002, CEP III funded a new wholly owned acquisition company, Cellu Tissue Corporation—Neenah (the "Acquisition Company"), which used the funds to purchase the Wisconsin mill, distribution center and related equipment.

        On July 16, 2002 the Acquisition Company entered into an agreement to purchase the mill at the Wisconsin Facility, which it acquired on August 14, 2002 for $11.1 million. On July 30, 2002 the Acquisition Company acquired converting equipment for the Wisconsin facility for $5.6 million and on August 28, 2002, it acquired the distribution center at the Wisconsin facility for $7.8 million. In September 2002, the Acquisition Company purchased additional equipment for the Wisconsin facility in an aggregate amount of $3.1 million. In connection with these transactions, $2.4 million in acquisition costs was incurred.

        On September 30, 2002, the Parent entered into a contribution and repayment agreement with CEP III. Pursuant to the contribution agreement, CEP III contributed all of the capital stock of Cellu Tissue Corporation—Neenah to the Parent and forgave $22,500,000 of debt in exchange for 3,188.4 shares of the Parent's common stock valued at a price of $7,057 per share. The remaining $7.5 million of debt owned by Cellu Tissue Corporation—Neenah to CEP III was paid in cash. Simultaneously, a stock power was executed by the Parent assigning all of the capital stock of Cellu Tissue Corporation—Neenah to the Company. The stock contributed to the Parent by CEP III and, ultimately, from the Parent to the Company occurred at the original cost of the assets acquired by Cellu Tissue Corporation-Neenah.

4.     Inventories

        Components of inventories are as follows:

	February 28 2005	February 29 2004
Finished goods	$14,028,875	$14,260,525
Raw materials	3,910,698	4,527,340
Packaging materials and supplies	6,740,649	6,172,198

	24,680,222	24,960,063
Reserve for obsolescence	(79,154)	(156,909)

	$24,601,068	$24,803,154

5.     Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	February 28 2005	February 29 2004
Land and improvements	$7,252,994	$7,238,193
Buildings and improvements	31,251,845	31,143,173
Machinery and equipment	136,292,903	128,815,869
Furniture and fixtures	497,962	497,962
Computer hardware and software	3,822,385	3,350,444
Construction-in-progress	7,720,218	5,337,539

	186,838,307	176,383,180
Accumulated depreciation	(89,523,717)	(76,260,979)

	$97,314,590	$100,122,201

6.     Debt Issuance Costs

        Debt issuance costs consist of the following:

	February 28 2005	February 29 2004
Debt issuance costs	$8,540,333	$5,654,208
Less accumulated amortization	(1,372,615)	(943,292)

	$7,167,718	$4,710,916

7.     Long-Term Debt

        Long-term debt consists of the following:

	Year ended February 28 2005	Year ended February 29 2004
Senior secured 9 3/4% notes due 2010	$162,000,000
Less discount	(1,509,712)

	160,490,288
Term Loan A, $20 million principal, due October 31, 2007		$11,260,123
Term Loan B, $20 million principal, $14.5 million due September 30, 2005 & $5.5 million due September 30, 2007		17,333,418
Term Loan C, $15 million principal, $10.9 million due September 30, 2005 and $4.1 million due September 30, 2007		15,000,000

	160,490,288	43,593,541
Industrial revenue bond payable, in annual installments, plus interest ranging from 4.8% to 6.65%, due in 2006	570,000	840,000

	161,060,288	44,433,541
Less current portion of debt	270,000	7,470,000

	$160,790,288	$36,963,541

        In March 2004, the Company completed a private offering of $162.0 million aggregate principal amount of 9 3/4% senior secured notes due 2010 (the "Notes"). The Company raised $152.2 million, net of debt issuance costs of $8.0 million and original issuance discount of $1.8 million. At the same time, the Company entered into a new $30.0 million revolving working capital facility with CIT Group/Business Credit Inc. A portion of the proceeds, along with a drawdown from the working capital facility, were used to pay off existing debt of approximately $56.0 million. Furthermore, the Company used an aggregate $100.2 million of the proceeds to fund a stockholder dividend to Parent to repurchase a portion of its common stock and warrants ($96.8 million) and compensation from the redemption of stock options ($3.4 million). As a result of the extinguishment of debt, approximately $2.9 million of debt issuance costs previously capitalized were written off and the Company incurred approximately $.4 million in prepayment penalties. The total amount of $3.3 million is reflected in write-off of debt issuance costs and prepayment penalties on the income statement.

        The Notes mature on March 15, 2010 and require semi-annual interest payments on March 15 and September 15, which commenced on September 15, 2004. The Notes are collateralized by a senior secured interest in substantially all of the Company's assets. Terms of the indenture under which the Notes have been issued contain certain covenants, including limitations on certain restricted payments and the incurrence of additional indebtedness. The Notes are unconditionally guaranteed by all of the Company's subsidiaries.

        As of February 28, 2005, there were no outstanding borrowings under the working capital facility.

        Effective September 30, 2002, the Company refinanced its debt. In connection with the refinancing, the prior term loans and revolving line of credit were extinguished. Furthermore, the remaining accrued interest balance as of the date of the refinancing was reversed and recorded as a gain of $11.2 million.

        The credit facility entered into effective September 30, 2002 (the "2002 Credit Facility") included Term Loans A, B and C totaling $55.0 million. Term Loans A and B required principal payments on a monthly basis until September 30, 2005. The entire principal of Term Loan C was due September 30, 2005, except that a portion of the Canadian Term C loan became due on October 1, 2007. Interest payments on Term Loans A, B and C were due on a monthly basis. Interest rates were based upon applicable base rates, as defined in the 2002 Credit Facility.

        The 2002 Credit Facility also provided for a $30.0 million revolving line of credit, which expired September 30, 2005. The Company had borrowings outstanding under the revolving line of credit of $11,352,924, at February 29, 2004. The weighted average interest rate on these borrowings and on each of the Term Loans was 5.4% and 9.5%, respectively, at February 29, 2004.

8.    Stockholders' Equity (Deficiency)

        The Company used approximately $96.8 million of the proceeds from the issuance of the Notes to fund a stockholder dividend to the Parent to purchase shares of the Parent's common stock and warrants. Approximately $66.0 million was charged to capital in excess of par value and the remaining $30.8 million was charged to accumulated earnings, resulting in the deficiency at February 28, 2005. Net income generated for fiscal year 2005 reduced the deficiency.

9.    Gain on sale of equipment

        In July 2004, the Company sold a previously idled paper machine at its Menominee mill and recorded a gain on the sale of $2.4 million. The net proceeds from the sale were $4.0 million (gross proceeds of $5.2 million less brokerage fees and other direct costs of $1.2 million). All monies have been received in fiscal year 2005. The asset was classified as held for sale at February 24, 2004.

10.    Income Taxes

        The provision for income taxes (benefit) consisted of the following:

	Year Ended
	February 28 2005	February 29 2004	February 28 2003
Current:
Federal	$(1,881,077)	$1,715,525	$1,367,515
State	423,000	463,007	258,166
Foreign	(46,937)	152,090	16,034

	(1,505,014)	2,330,622	1,641,715
Deferred:
Federal	1,434,269	2,197,215	7,057,819
State	111,890	244,135	1,569,555
Foreign	903,351	286,119	1,471,525

	2,449,510	2,727,469	10,098,899
Valuation allowance	(1,018,141)	93,395	(751,713)

	$(73,645)	$5,151,486	$10,988,901

        The foreign portion of the provision for income taxes is a result of operations at one of the Company's subsidiaries, Interlake Acquisition Corporation Limited, in Canada. The Company provides tax on foreign earnings that are remitted or deemed to be remitted.

        In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate foreign earnings by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and at present, significant uncertainty remains with respect to interpretation of numerous provisions in the Act. As such, the Company is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Act prior to determining the amounts, if any, it will repatriate and expects to be in a position to finalize its assessment during fiscal year 2006.

        The reconciliation of income tax expense (benefit) on income at the U.S. federal statutory tax rates to the effective income tax rates is as follows:

	Year Ended
	February 28 2005	February 29 2004	February 28 2003
Tax at US statutory rate	$1,027,599	$4,224,512	$9,085,080
State taxes, net of federal benefit	279,180	615,039	1,763,861
Foreign non-deductible expense	588,200
Non-deductible employee expense	181,407
U.S. non-deductible items	22,733	82,266	58,576
Change in valuation allowance	(1,018,141)	93,395	(751,713)
Provision to return changes	(214,386)	340,701	435,979
Amended return changes	(323,814)
Net operating loss	(308,473)
Alternative minimum tax	(240,000)
Other	(67,950)	(204,427)	397,118

Income tax expense (benefit)	$(73,645)	$5,151,486	$10,988,901

        The reduction in the valuation allowance during the current year relates to the utilization of Canadian NOL's as the subsidiary was profitable in fiscal year 2005.

        The components of pretax income consist of the following:

	Year ended February 28 2005	Year ended February 29 2004	Year ended February 28 2003
United States	$2,107,142	$11,523,311	$24,702,988
Foreign	915,208	775,288	2,013,271

Total pretax income	$3,022,350	$12,298,599	$26,716,259

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	Year ended February 28 2005	Year ended February 29 2004
Deferred tax assets:
Compensation and benefits	$516,732	$323,751
NOL carryforward	513,209	1,387,906
Accounts receivable	159,260	193,441
Other	323,620	285,609

Total deferred tax assets	1,512,821	2,190,707
Deferred tax liabilities:
Goodwill	(641,902)	(458,832)
Property, plant and equipment	(14,821,628)	(12,813,314)
Other		(419,760)

Total deferred tax liabilities	(15,463,530)	(13,691,906)
Valuation allowance	(34,816)	(1,052,957)

Net deferred tax liability	$(13,985,525)	$(12,554,156)

        The temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are net operating loss carryforwards, differences between financial statement and tax bases of property, plant and equipment, the allowance for doubtful accounts and other miscellaneous reserves.

        As of February 28, 2005, the Company had state net operating loss carryforwards (NOLs) of approximately $8,054,000, which begin to expire in 2017 and foreign net operating loss carryforwards of approximately $102,000, which begin to expire in 2006. At February 28, 2005 and February 29, 2004, the Company had recorded a valuation allowance for the amount of the Canadian NOLs.

11.    Retirement Plan

        The Company has a Savings Incentive and Profit-Sharing Plan (the "Plan") qualified under Section 401(k) of the Internal Revenue Code. The Plan covers all employees who are 21 years of age or older with one or more years of service. Employees may contribute up to 20% of their annual compensation (subject to certain statutory limitations) to the Plan through voluntary salary deferred payments. The Company matches 100% of the employees' contribution up to 2% of the employees' salary and 70% of the remaining employees' contribution up to 6% of the employees' salary. The Company contributed $1,400,740, $1,330,372 and $890,828 to the Plan for the years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively.

12.    Commitments and Contingencies

        The Company leases certain warehouses, vehicles and equipment under noncancelable operating leases, which expire at varying times through February 2007. Future minimum lease obligations at February 28, 2005 are as follows:

Year ending:
2006	$2,841,315
2007	2,262,360
2008	1,918,462
2009	1,724,869
2010	1,310,280

$10,057,286

        Operating lease and rental expenses aggregated $3,111,791, $3,449,001 and $2,382,594 for the years ended February 28, 2005, February 29, 2004 and February 28, 2003, respectively.

        In the normal course of business, the Company is involved in various claims. The Company's policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The amount recorded for identified contingent liabilities is based on estimates and is not material.

        Beginning April 2002, the Company entered into agreements with six pulp vendors to purchase various amounts of pulp, with the last agreement expiring in December 2006. These commitments require purchases of pulp up to approximately 120,000 tons per year at pulp prices below published list prices, and allow the Company to shift a portion of its pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall. The Company believes that the fiscal year 2006 commitment under these arrangements or their equivalent approximates 65% of its budgeted needs for the year. The future purchase value of the contracts, valued at the February 28, 2005 price, is $91,721,129.

13.    Related Party Transactions

        Management fees and out-of-pocket expenses paid to Charterhouse Group International, Inc. ("Charterhouse") (a majority stockholder of the Parent) of $456,239, $452,279 and $394,727 in 2005, 2004 and 2003, respectively, are reflected in selling, general and administrative expenses.

14.    Stock Options and Restricted Stock

        The Parent grants stock options to certain members of the Company's management under various stock option agreements. During fiscal year 2002, the Parent granted 475 stock options to various employees with an exercise price of $1,196, each of which vests over a three-year period. During fiscal year 2004, the Parent granted 875 stock options to various employees with an exercise price of $7,057, each of which vests over a three-year period. During fiscal year 2005, the Parent granted 393 stock options to various employees with an exercise price of $9,614, each of which vests over a three-year period. In November 2001, the Company issued 1,672.2 shares of restricted common stock to the Company's Chief Executive Officer. The restricted stock, which was valued at $2,000,000 on the date of issuance, vests 50% in fiscal year 2003 and 25% in each of fiscal year 2004 and fiscal year 2005. The expense recognized by the Company associated with this grant totaled $388,888 in fiscal year 2005 and $666,667 in each of fiscal year 2004 and fiscal year 2003. As of February 28, 2005, 1814.45 shares of common stock were authorized for issuance under awards granted and to be granted and no options were available for grant of awards under the plan.

        Stock option amounts and weighted-average exercise prices follow:

	Year ended February 28 2005		Year ended February 29 2004		Year ended February 28 2003
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	1,350	$4, 995	475	$1,196	475	$1,196
Granted	393	9,614	875	7,057	—	—
Exercised	—	—	—	—	—	—
Cancelled	(234)	(7,057)	—	—	—	—
Redeemed	(610)	(4,011)	—	—	—	—

Outstanding, end of year	899	$7,147	1,350	$4,995	475	$1,196

Exercisable, end of year	273	$3,669	318	$1,196	158	$1,196

        The weighted average fair value of options at the date of grant for options granted during fiscal year 2005 and fiscal year 2004 is $1,213 and $1,082 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions: 4 years expected life; 3.43% risk free interest rate; no volatility and zero dividend yield. Options outstanding at February 28, 2005 have a weighted average remaining contractual life of 9.63 years.

15.   Business Segments

        The Company operates in two reportable business segments: tissue and machine-glazed paper. The Company assesses the performance of its reportable business segments using income from operations. Income from operations excludes interest income, interest expense and income tax expense. A portion of corporate and shared expenses is allocated to each segment. There are no sales between segments. Segment assets primarily include mill property, plant and equipment, raw material, packaging and finished product inventories and accounts receivable. Corporate assets primarily include prepaid expenses and other current assets, income taxes and debt issuance costs.

	Year ended February 28 2005	Year ended February 29 2004	Year ended February 28 2003
Net Sales
Tissue	$230,369,609	$189,743,525	$134,888,872
Machine-glazed paper	102,523,435	100,518,992	97,549,056

Consolidated	$332,893,044	$290,262,517	$232,437,928

Income from Operations
Tissue	$14,656,409	$13,316,717	$10,055,609
Machine-glazed paper	7,298,531	6,631,654	8,302,152
Corporate amortization of intangibles	(1,406,118)	(976,263)	(127,657)

Consolidated	20,548,822	18,972,108	18,230,104
Write-off of debt issuance costs and prepayment penalties	(3,318,495)	—	—
Gain on early extinguishment of debt	—	—	11,244,075
Interest expense	(16,100,529)	(6,108,428)	(2,493,486)
Net foreign currency transaction loss	(633,172)	(674,087)	(271,500)
Interest income	78,759	5,547	71,016
Other income (expense)	2,446,965	103,459	(63,950)

Pretax income	$3,022,350	$12,298,599	$26,716,259

	Year ended February 28 2005	Year ended February 29 2004	Year ended February 28 2003
Capital Expenditures
Tissue	$9,778,871	$8,223,304	$12,263,901
Machine-glazed paper	1,640,367	2,323,675	3,816,039

Consolidated	11,419,238	10,546,979	16,079,940

Depreciation
Tissue	$8,769,253	$8,044,957	$6,453,923
Machine-glazed paper	5,453,927	5,388,277	5,561,909
Corporate	634,934	525,009	—

Consolidated	$14,858,114	$13,958,243	$12,015,832

	February 28 2005	February 29 2004
Segment assets
Tissue	$129,191,673	$126,228,853
Machine-glazed paper	47,235,106	51,331,518
Corporate assets	34,110,712	9,382,342

Consolidated	$210,537,491	$186,942,713

Goodwill
Tissue	$9,021,495	$9,021,495
Machine-glazed paper	4,702,440	4,702,440

Consolidated	$13,723,935	$13,723,935

16.   Geographic Data

        Net sales and long-lived assets by geographic area are as follows:

	Year ended February 28 2005	Year ended February 29 2004	Year ended February 28 2003
Net Sales
United States	$286,721,458	$278,954,274	$222,785,104
Other	58,079,541	22,745,275	18,009,535

Sub-total	344,800,999	301,699,549	240,794,639
Sales deductions	11,907,955	11,437,032	8,356,711

Consolidated	$332,893,044	$290,262,517	$232,437,928

	February 28 2005	February 29 2004
Long Lived Assets
United States	$88,324,174	$89,946,839
Other	8,990,416	10,175,362

Consolidated	$97,314,590	$100,122,201

17.   Quarterly Results of Operations (Unaudited)

Year Ended 2/28/05	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$78,784,184	$86,275,437	$85,689,504	$82,143,919	$332,893,044
Gross profit	$8,953,669	$10,922,026	$11,120,596	$9,451,620	$40,447,911
Income from operations(1)	$1,318,968	$6,326,371	$7,202,104	$5,701,379	$20,548,822
Net income (loss)	$(998,346)	$3,536,105	$(491,538)	$1,049,774	$3,095,995
Year Ended 2/29/04	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$63,596,724	$73,198,521	$76,110,327	$77,356,945	$290,262,517
Gross profit	$6,650,447	$7,893,616	$9,514,298	$8,989,668	$33,048,029
Income from operations	$3,424,387	$4,339,174	$6,325,859	$4,882,688	$18,972,108
Net income	$975,019	$1,865,460	$3,130,115	$1,176,519	$7,147,113

(1)
Income from operations for the first quarter of fiscal year 2005 includes compensation from the redemption of stock options ($3.4 million) and expense related to accelerated vesting of certain stock options ($.5 million), each of which was triggered by the issuance of the Notes in March 2004.

Schedule II—Valuation and Qualifying Accounts
Cellu Tissue Holdings, Inc.
Fiscal years ended February 28, 2005, February 29, 2004,
and February 28, 2003

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
February 28, 2005	$373,433	$117,675	$92,359	$398,749
February 29, 2004	484,716	32,791	144,074	373,433
February 28, 2003	217,395	575,351	308,030	484,716
Income Tax Valuation Allowance:
February 28, 2005	$1,052,957	—	$1,018,141	$34,816
February 29, 2004	959,562	93,395	—	1,052,957
February 28, 2003	1,711,275	—	751,713	959,562
Inventory Obsolescence Reserve:
February 28, 2005	$156,909	$31	$77,786	$79,154
February 29, 2004	148,958	18,920	10,969	156,909
February 28, 2003	207,791	68,742	127,575	148,958

S-1

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
Aggregated option exercises in last fiscal year and fiscal year-end option values
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFCIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULE
INDEX TO EXHIBITS