Form 10-Q
period 2005-05-26
Cellu Tissue Holdings, Inc.
filed 2005-07-11
CIK 1295976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 26, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to               .

Commission file number 333-118829

Cellu Tissue Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1346495
(State of incorporation)	(IRS Employer Identification No.)

3442 Francis Road Suite 220, Alpharetta , Georgia	30004
(Address of principal executive offices)	(zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes☐No☒

The number of shares outstanding of each of the registrant’s classes of common stock as of July 8, 2005:

Title of Class	Shares Outstanding
Common Stock, $.01 par value	100

CELLU TISSUE HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED MAY 26, 2005

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	May 26	May 27
	2005	2004

Net sales	$77,643,998	$78,784,184
Cost of goods sold	70,749,438	69,830,515
Gross profit	6,894,560	8,953,669

Selling, general and administrative expenses	3,026,202	3,622,998
Compensation from redemption of stock options		3,414,441
Accelerated vesting of stock options - non cash		240,775
Amortization of intangibles	339,273	356,487
Income from operations	3,529,085	1,318,968

Write-off of debt issuance costs and prepayment penalties		3,318,495
Interest expense, net	3,793,840	3,889,753
Foreign currency gain	(99,619)	(16,057)
Other (income) expense	4,386	(600)
Loss before income tax	(169,522)	(5,872,623)

Income tax benefit	(59,350)	(4,874,277)
Net loss	$(110,172)	$(998,346)

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 26	February 28
	2005	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,886,386	$26,959,029
Receivables, net	36,070,689	35,786,666
Inventories	30,225,958	24,601,068
Prepaid expenses and other current assets	3,180,170	3,499,414
Deferred income taxes	1,024,084	1,294,851
TOTAL CURRENT ASSETS	87,387,287	92,141,028
PROPERTY, PLANT AND EQUIPMENT, NET	97,308,533	97,314,590
DEBT ISSUANCE COSTS	6,830,098	7,167,718
GOODWILL	13,723,935	13,723,935
OTHER ASSETS	196,562	190,220
TOTAL ASSETS	$205,446,415	$210,537,491

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$21,325,273	$18,974,022
Accrued expenses	12,807,619	15,156,693
Accrued interest	3,271,549	7,416,122
Current portion of long-term debt	290,000	270,000
TOTAL CURRENT LIABILITIES	37,694,441	41,816,837
LONG-TERM DEBT, LESS CURRENT PORTION	160,561,788	160,790,288
DEFERRED INCOME TAXES	14,818,599	15,280,376
OTHER LIABILITIES	229,658	235,780
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Capital in excess of par value	533,551	533,551
Accumulated earnings (deficit)	(9,166,577)	(9,056,405)
Accumulated other comprehensive income	774,954	937,063
TOTAL STOCKHOLDERS’ EQUITY(DEFICIENCY)	(7,858,071)	(7,585,790)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIENCY)	$205,446,415	$210,537,491

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	May 26	May 27
	2005	2004
Cash flows from operating activities
Net loss	$(110,172)	$(998,346)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Write-off of debt issuance costs-noncash		2,894,868
Accelerated vesting of stock options-noncash		240,775
Deferred income taxes	(191,010)
Accretion of debt discount	71,500	72,322
Amortization of intangibles	339,273	356,487
Depreciation	4,009,424	3,619,670
Stock-based compensation		146,248
Changes in operating assets and liabilities:
Receivables	(284,023)	1,509,495
Inventories	(5,624,890)	1,484,003
Prepaid expenses and other current assets	319,244	(4,670,910)
Other	(12,464)	829
Accounts payable, accrued expenses and accrued interest	(4,142,396)	(2,709,666)
Total adjustments	(5,515,342)	2,944,121
Net cash (used in) provided by operating activities	(5,625,514)	1,945,775

Cash flows from investing activities
Capital expenditures,net	(4,003,367)	(1,060,228)
Net cash used in investing activities	(4,003,367)	(1,060,228)

Cash flows from financing activities
Payments of long-term debt	(280,000)	(43,863,541)
Proceeds from note offering		160,200,180
Payments on revolving line of credit, net		(10,953,999)
Cash dividends		(96,788,801)
Prepayment penalties		(423,627)
Debt issuance costs	(1,653)	(6,230,653)
Net cash (used in) provided by financing activities	(281,653)	1,939,559

Effect of foreign currency	(162,109)	(82,558)

Net (decrease) increase in cash and cash equivalents	(10,072,643)	2,742,548
Cash and cash equivalents at beginning of year	26,959,029	—
Cash and cash equivalents at end of period	$16,886,386	$2,742,548

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

May 26, 2005

Note 1 Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements include the accounts of Cellu Tissue Holdings, Inc. and its wholly-owned subsidiaries (the “Company”).  The Company is a wholly-owned subsidiary of Cellu Paper Holdings, Inc. (the “Parent”).  These statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended May 26, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2006.  For further information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005 and the consolidated financial statements and footnotes thereto as of February 28, 2005 and for the year then ended, from which the consolidated balance sheet at February 28, 2005 has been derived.

Reclassification

Certain prior year amounts have been reclassified to conform to the current fiscal year 2006 presentation.

Stock Based Compensation

The Company accounts for stock options using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  As such, it does not recognize compensation expense associated with stock options to purchase the Parent’s common stock granted under the Parent’s stock option plan, if the exercise price is at least equal to the fair market value of the Parent’s common stock, as determined by the Board of Directors, at the date granted.  If applicable, stock-based compensation costs for stock awards are reflected in operating results over the awards’ vesting period.  If compensation expense for the Parent’s stock options had been determined using the fair value methodology consistent with the method prescribed by Statement of Financial Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123”), the Company’s net loss would have been adjusted to the pro forma amounts indicated below.

	For the three months ended
	May 26, 2005	May 27, 2004

Net loss, as reported	$(110,172)	$(998,346)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects		621,387
Less: stock-based employee compensation expense determined under fair value method, net of related tax effects	(25,829)	(113,775)
Pro forma net loss, fair value method	$(136,001)	$(490,734)

Pro forma compensation expense related to the stock options is generally recognized over the vesting period.  The vesting period used for all periods presented is three years.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 4.16%, expected lives of 4 years, zero dividend payments and no volatility.

In connection with the Company’s debt transaction (Note 4) in the three-month period ended May 27, 2004, the Company accelerated vesting of all unvested employee stock options.  As a result thereof, the APB No. 25 expense for the three months ended May 27, 2004 recognized in the table above is larger than the expense calculated under FAS No. 123 as the expense associated with the accelerated vesting and cash paid for redemption of stock options would have been previously recognized if FAS No. 123 had been applied from the date of grant.

The Company may need to recognize additional compensation expense should management’s estimate of the number of employees that will actually benefit from the accelerated vesting of the options need to be adjusted.  The Company has estimated and recognized $.2 million of expense in the three-month period ended May 27, 2004, associated with employees that actually benefited from the accelerated vesting of the stock options.  The Company will update its estimate each reporting period and adjust the total expense recognized until the original vesting period associated with the stock options has expired.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4 “(SFAS 151).  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage.  In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities.  The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company expects the adoption of SFAS 151 will not have a material impact on its results of operations and financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (SFAS 153).  SFAS 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” by replacing the exception from fair value measurement for nonmonetary exchanges of similar productive assets with an exception for exchanges that do not have commercial substance.  SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005.  The Company expects the adoption of SFAS 153 will not have a material impact on its results of operations and financial position.

In December 2004, the FASB issued Statement No. 123 (revised), “Share-Based Payment” (SFAS 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and amends FASB Statement No. 95, “Statement of Cash Flows.”  Although the approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123, the revised statement requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the consolidated statements of operations based on their fair values as they are earned by the employees under the vesting terms.  Pro forma disclosure of stock-based compensation expense, as is the Company’s practice under SFAS 123, will not be permitted commencing with fiscal year 2007, since SFAS 123R must be adopted by the Company at the beginning of the first annual period beginning after December 15, 2005.    The Company is still evaluating whether it will follow the “modified prospective” method of adoption of SFAS 123R, whereby earnings for prior periods will not be restated as though stock-based compensation had been expensed, or the “modified retrospective” method of adoption, which would entail restatements of previously published earnings.

As permitted by SFAS 123, the Company currently accounts for stock-based compensation to employees under the APB 25 intrinsic value method and generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of the SFAS 123R fair value method will impact the Company’s results of operations.  The impact of adoption of SFAS 123R will depend on levels of share-based compensation granted in the future and the fair value assigned thereto.   As permitted by SFAS 123, the Company uses the actual forfeitures method, whereby pro forma compensation expense is reduced only when options are forfeited.  Under SFAS 123R, the estimated forfeiture method is required, such that expected future forfeitures will be reflected as a reduction of stock-based compensation expense.  However, under SFAS 123R, reduction of compensation expense is not permitted if a vested share-based payment is later forfeited, as would occur when an out-of-the money stock option is surrendered by a resigning employee.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004.”  The American Jobs Creation Act, or AJCA, introduces a special 9% tax deduction when fully phased in on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109.  The Company has determined that the amount of the special deduction for fiscal year 2006 will not have a significant impact on the effective tax rate for the fiscal year.

Note 2 Inventories

Components of inventories are as follows:

	May 26, 2005	February 28, 2005

Finished goods	$18,255,350	$14,028,875
Raw materials	4,419,956	3,910,698
Packaging materials and supplies	7,654,486	6,740,649
	30,329,792	24,680,222
Inventory reserves	(103,834)	(79,154)
	$30,225,958	$24,601,068

Note 3 Debt Issuance Costs

Debt issuance costs consist of the following:

	May 26, 2005	February 28, 2005

Debt issuance costs	$8,541,986	$8,540,333
Less accumulated amortization	(1,711,888)	(1,372,615)
	$6,830,098	$7,167,718

Note 4 Long-Term Debt

Long-term debt consists of the following:

	May 26, 2005	February 28, 2005
9 3/4 % senior secured notes due 2010	$162,000,000	$162,000,000
Less discount	(1,438,212)	(1,509,712)
	160,561,788	160,490,288
Industrial revenue bond payable, in annual installments, plus interest ranging from 4.8% to 6.65%, due in 2006	290,000	570,000
	160,851,788	161,060,288
Less current portion of debt	290,000	270,000
	$160,561,788	$160,790,288

In March 2004, the Company completed a Rule 144A offering of $162.0 million principal amount of 9 ¾% senior secured notes due 2010 (the “Notes”).  The Company raised $152.2 million, net of debt issuance costs of $8.0 million and original issuance discount of $1.8 million.  At the same time, the Company entered into a new $30.0 million revolving working capital facility with CIT Group/Business Credit Inc.  A portion of the proceeds, along with a drawdown from the new working capital facility, were used to pay-off existing debt of approximately $56.0 million.  Furthermore, the Company used approximately $100.2 million of the proceeds to fund a stockholder dividend to its Parent to repurchase a portion of its common stock and warrants and compensation from the redemption of stock options ($3.4 million).  As a result of the extinguishment of debt, approximately $2.9 million of debt issuance costs previously capitalized were written-off and the Company incurred approximately $.4 million in prepayment penalties.  The total amount of $3.3 million is reflected as write-off of debt issuance costs and prepayment penalties on the fiscal year 2004 statement of operations.

The Notes mature on March 15, 2010 and require semi-annual interest payments on March 15 and September 15, which commenced on September 15, 2004.   The Notes are collateralized by a senior secured interest in substantially all of the Company’s assets.  Terms of the indenture under which the Notes have been issued contain certain covenants, including limitations on certain restricted payments and the incurrence of additional indebtedness.  The Notes are unconditionally guaranteed by all of the Company’s subsidiaries.

As of May 26, 2005, there were no outstanding borrowings under the working capital facility.

Note 5 Stockholders’ Equity (Deficiency)

The Company used approximately $96.8 million of the proceeds from the offering of the Notes to fund a stockholder dividend to the Parent to purchase shares of the Parent’s common stock and warrants.  Approximately $66.2 million was charged to capital in excess of par value, reducing this balance to zero and the remaining $30.6 million was charged to accumulated earnings, resulting in a deficiency.

Note 6 Comprehensive Loss

The components of comprehensive loss for the three months ended May 26, 2005 and May 27, 2004 are as follows:

	Three months ended
	May 26, 2005	May 27, 2004
Net loss	$(110,172)	$(998,346)
Foreign currency translation adjustments	(162,109)	(82,558)
Comprehensive loss	$(272,281)	$(1,080,904)

Note 7 Business Segments

The Company operates in two reportable business segments:  tissue and machine-glazed paper.  The Company assesses the performance of its reportable business segments using income from operations.  Income from operations excludes interest income, interest expense, income tax expense (benefit), write-off of debt issuance costs and prepayment penalties and the impact of foreign currency gains and losses.   A portion of corporate and shared expenses is allocated to each segment.  There are no sales between segments.

	Three months ended
	May 26, 2005	May 27, 2004
Net Sales
Tissue	$56,071,692	$55,012,605
Machine-glazed paper	21,572,306	23,771,579
Consolidated	$77,643,998	$78,784,184

	Three months ended
	May 26, 2005	May 27, 2004
Income from operations
Tissue	$2,578,713	$1,372,401
Machine-Glazed Paper	1,289,645	303,054
Corporate amortization of intangibles	(339,273)	(356,487)
Consolidated	3,529,085	1,318,968
Write-off of debt issuance costs and prepayment penalties		(3,318,495)
Interest expense	(3,846,587)	(3,892,401)
Net foreign currency transaction gain	99,619	16,057
Interest income	52,747	2,648
Other (expense) income	(4,386)	600
Pretax loss	$(169,522)	$(5,872,623)

Capital Expenditures
Tissue	$(3,412,250)	$(938,931)
Machine-Glazed Paper	(191,606)	(53,788)
Corporate	(399,511)	(67,509)
Consolidated	$(4,003,367)	$(1,060,228)

Depreciation
Tissue	$2,584,309	$2,250,594
Machine-Glazed Paper	1,425,115	1,369,076
	$4,009,424	$3,619,670

Note 8 Income Taxes

The effective income tax benefit for the three months ended May 26, 2005 was 35% compared to an 83% tax benefit for the three months ended May 27, 2004.  The 83% tax benefit in the prior year primarily related to book to tax permanent differences generated due to the offering of the Notes, which occurred in the first quarter of the prior year.

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law.  The Act creates a temporary incentive for U.S. corporations to repatriate foreign earnings by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations and, at present, significant uncertainty remains with respect to interpretation of numerous provisions in the Act.  As such, the Company is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Act prior to determining the amounts, if any, it will repatriate and expects to be in a position to finalize its assessment during fiscal year 2006.

Note 9 Subsequent Events

On June 14, 2005, the Parent entered into an Agreement and Plan of Merger with an affiliate of Kohlberg & Company, a Mt. Kisco, New York-based private equity firm (“Kohlberg”), pursuant to which Kohlberg will acquire the Parent for total consideration (including assumption of debt) of approximately $276 million, subject to certain adjustments.  Kohlberg plans to effect the acquisition by combining the operation of the Company with Thilmany, LLC (“Thilmany”), the newly named business which Kohlberg recently purchased from International Paper Company and which will become a wholly owned subsidiary of the Company.  Thilmany manufactures and converts lightweight packaging, pressure-sensitive and industrial papers, such as laminations, grease-resistant packaging, interleaving applications, pressure-sensitive and medical products.   As part of the financing of the acquisition, Kohlberg intends to leave the Company’s existing $162 million of Notes outstanding, subject to the right of noteholders to put the Notes to the Company at a price of 101%.  In addition, Kohlberg and other investors will contribute approximately $120 million of equity to support the acquisitions of Thilmany and the Company.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Certain statements contained in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and as such, may involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate”, “believe”, “intend”, “project”, or comparable terminology.  Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, those set forth in Forward-Looking Statements in our Annual Report on Form 10-K for our fiscal year ended February 28, 2005.  These risks and uncertainties should be considered in evaluating any forward-looking statements contained herein.

We manufacture and market a variety of specialty tissue hard rolls and machine-glazed paper used in the manufacture of various end products, including diapers, facial and bath tissue, assorted paper towels and food wraps.  In addition, we produce a variety of converted tissue products.

We operate in two reportable business segments:  tissue and machine-glazed paper.  We assess the performance of our reportable business segments using income from operations.  Income from operations excludes interest income, interest expense, income tax expense (benefit), write-off of debt issuance costs and prepayment penalties, and the impact of foreign currency gains and losses.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended May 26, 2005 (the fiscal 2006 three-month period) compared to the Three Months Ended May 27, 2004 (the fiscal 2005 three-month period)

Net sales for the fiscal 2006 three-month period decreased $1.1 million, or 1.4%, to $77.6 million from $78.7 million for the comparable period in the prior year. The decrease in net sales is attributable to one less selling day in the fiscal 2006 three-month period and a decrease in volume sold from the prior year.  For the fiscal 2006 three-month period, we sold 61,802 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products.  This is a decrease of 5,036 tons, or 7.5%, from the comparable period in the prior year.  Volume sold for our machine-glazed business decreased due to our conscious effort to shift production from machine-glazed products to tissue products and delayed timing of expected sales resulting from trial work with a major customer.  Additionally, our deep color napkin business benefited in the fiscal

2005 three-month period from a major competitive mill being shut down.  In the fiscal 2006 three-month period, this competitor returned to the market and our deep color napkin volumes were back to more traditional first quarter levels.  Partially offsetting the decrease in volume sold for the fiscal 2006 three-month period over the prior year, is an increase in net sale price per ton from $1,179 for the fiscal 2005 three-month period to $1,256 for the fiscal 2006 three-month period.  This increase is due to both favorable mix (more converted product sales) and price increases.

Net sales for our tissue segment for the fiscal 2006 three-month period were $56.1 million, an increase of $1.1 million, or 1.9%, from the comparable period in the prior year.  Net sales for our machine-glazed segment for the 2006 three-month period were $21.5 million, a decrease of $2.2 million, or 9.3%, from the comparable period in the prior year.

Gross profit for the fiscal 2006 three-month period decreased to $6.9 million from $9.0 million, a decrease of $2.1 million, or 23.0%, from the comparable period in the prior year.  As a percentage of net sales, gross profit decreased to 8.9% in the fiscal 2006 three-month period from 11.4% in the fiscal 2005 three-month period.  The decrease in gross profit in the fiscal 2006 three-month period was primarily attributable to the unfavorable mix caused by the decrease in deep color napkins, the decrease in machine-glazed volume sold and a 30% increase per ton in energy costs over the comparable period in the prior year.

Gross profit for our tissue segment for the fiscal 2006 three-month period was $4.6 million, a decrease of $1.6 million, or 25.8%, from the comparable period in the prior year.  Gross profit for our machine-glazed segment for the fiscal 2006 three-month period was $2.3 million, a decrease of $.5 million, or 17.9%, from the comparable period in the prior year.  As a percentage of net sales, gross profit for the tissue segment decreased to 8.2% in the fiscal 2006 three-month period from 11.2 % in the fiscal 2005 three-month period.  As a percentage of net sales, gross profit for the machine-glazed segment decreased to 10.7% in the fiscal 2006 three-month period from 11.8% in the fiscal 2005 three-month period.  The decrease in gross profit for the tissue segment was due to the decrease in deep color napkin tons sold, in addition to an increase in utilities costs from the prior year.  The decrease in gross profit for the machine-glazed segment was due to the decrease in tons sold, in addition to an increase in pulp and utilities costs from the prior year.

Selling, general and administrative expenses in the fiscal 2006 three-month period decreased $.6 million, or 16.5%, to $3.0 million from $3.6 million in the fiscal 2005 three-month period.  As a percentage of net sales, selling, general and administrative expenses decreased to 3.9% in the fiscal 2006 three-month period from 4.6% in the fiscal 2005 three-month period.  Included in the fiscal 2005 three-month period is the accrual of team bonuses and non-cash compensation expense related to the vesting of a restricted common stock award to our chief executive officer.  There were no accrual of bonuses in the fiscal 2006 three-month period and no compensation expense related to the restricted common stock award as it was fully vested at the end of fiscal year 2005.  Additionally, we incurred $.2 million in transaction expenses in the fiscal 2006 three-month period associated with the June 14, 2005 announced plan of merger with an affiliate of Kohlberg & Company.

Compensation from the redemption of stock options and accelerated vesting of stock options included in the fiscal 2005 three-month period income from operations is $3.7 million; $3.4 million related to compensation from the redemption of stock options and $.3 million related to accelerated vesting of certain stock options, both triggered by the offering of the Notes completed in March 2004.  We may need to recognize additional expense should management’s estimate of the number of employees that will actually benefit from the accelerated vesting of the options need to be adjusted.  Management will update its estimate each reporting period and adjust the total expense recognized until the original vesting period associated with the options has expired. No such expense was recognized in the fiscal 2006 three-month period.

Write-off of debt issuance costs and prepayment penalties of $3.3 million included in the fiscal 2005 three-month period income from operations was an expense incurred primarily related to the write-off of debt issuance costs (non-cash) previously capitalized and associated with debt that was extinguished in March 2004 with proceeds from the note offering.  No such expense was recognized in the fiscal 2006 three-month period.

Income tax benefit for the fiscal 2006 three-month period was a 35% benefit compared to an 83% benefit for the fiscal 2005 three-month period.  The 83% tax benefit in the prior year primarily related to book to tax permanent differences generated due to the offering of the Notes, which occurred in the prior year.  While we incurred a loss in the fiscal 2006 three-month period and therefore recognized a tax benefit, we expect to have taxable income for the year ending February 28, 2006 and, accordingly, expect to recognize tax expense for the year.

Net loss for the fiscal 2006 three-month period was a net loss of $.1 million, compared to net loss of $1.0 million for the comparable period in the prior year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Net cash used in operations was $5.6 million for the fiscal 2006 three-month period, compared to net cash provided by operations of $1.9 million for the fiscal 2005 three-month period.  Significant non-cash items included in the comparable period in the prior fiscal year are $2.9 million for the write-off of debt issuance costs and $.2 million related to accelerated vesting of stock options, which are related to the $162.0 million Notes offering completed in the fiscal 2005 three-month period.  Net of these items, non-cash items for the fiscal 2005 three-month period totaled $4.1 million compared to $4.2 million for the 2006 fiscal three-month period.  Cash flows used by changes in working capital totaled $9.7 million for the fiscal 2006 three-month period, compared to $4.4 million in the fiscal 2005 three-month period.  With respect to the changes in accounts receivable and inventory, cash used by these items was $5.9 million for the current fiscal three-month period compared to cash provided by these items of $3.0 million for the comparable period in the prior fiscal year.  This shift is primarily attributable to increased inventory levels in the fiscal 2006 three-month period.  This inventory growth is comprised of $4.2 million in finished goods as inventory levels increased 5 days to 22 days of inventory and a work-in process inventory increase of $.9 million to support a major customer’s request for greater sales in the second and third quarter of fiscal 2006. Cash provided by changes in prepaid expenses and other current assets was $.3 million for the fiscal 2006 three-month period compared to cash used of $4.7 million for the comparable period in the prior fiscal year.  The fluctuation is primarily the result of the significant tax benefit generated in the fiscal 2005 three-month period.  Cash used by changes in account payable, accrued expenses and accrued interest for the fiscal 2006 three-month period was $4.1 million compared to cash used of $2.7 million for the comparable period in the prior year.  The fluctuation is primarily due to the payment of bonuses and interest payments relative to the Notes in the fiscal 2006 three-month period.

Net cash used in investing activities for the fiscal 2006 three-month period was $4.0 million compared to $1.1 million for the fiscal 2005 three-month period.  The change relates to the level of capital spending period over period.

Net cash used in financing activities for the fiscal 2006 three-month period was $.3 million compared to net cash provided by financing activities of $1.9 million for the fiscal 2005 three-month period.  Net cash used in the fiscal 2006 three-month period relates primarily to payments on our industrial revenue bond. In the comparable period in the prior fiscal year, proceeds, net of $2.0 million of original issue discount, from the Note offering (see discussion below) of $160.2 million were offset by net payments on long-term debt and the revolving line of credit of $43.8 million and $11.0 million, respectively, $96.8 million to fund dividends to our parent to purchase shares of our parent’s common stock and warrants, prepayment penalties of $.4 million and debt issuance costs of $6.2 million.

In March 2004, we completed a Rule 144A offering of $162.0 million aggregate principle amount of Notes due 2010.  We raised $152 million, net of debt issuance costs of $8.0 million and original issuance discount of $2.0 million.  At the same time, we entered into a new $30.0 million revolving working capital facility with CIT Group/Business Credit Inc. A portion of the proceeds, along with a drawdown from the new working capital facility, were used to pay-off existing debt of approximately $56.0 million.  As a result of the extinguishment of debt, approximately $2.9 million of debt issuance costs previously capitalized were written-off and we incurred approximately $.4 million in prepayment penalties.  The total amount of $3.3 million is reflected as write-off of debt issuance costs and prepayment penalties on the fiscal year 2005 statement of operations.

The Notes mature on March 15, 2010 and require semi-annual interest payments on March 15 and September 15, which commenced on September 15, 2004.

As of May 26, 2005, there were no outstanding borrowings under the working capital facility.

As a result of the Notes offering described above, the vesting of certain stock options was accelerated and certain stock options were redeemed.  Accordingly, we incurred approximately $3.7 million of compensation expense.  Furthermore, we used approximately $100.2 million of the proceeds of the Rule 144A offering of the Notes to fund a stockholder dividend to our parent to purchase shares of our parent’s common stock and warrants and fund compensation from the redemption of employee stock options.

Cash as of May 26, 2005 decreased to $16.9 million from $27.0 million as of the end of the fiscal year ended February 28, 2005, or fiscal year 2005.  The decrease in our cash position was primarily due to the semi-annual interest payment on the Notes and the cash used by operations in the fiscal 2006 three-month period.

Inventory as of May 26, 2005 increased to $30.2 million from $24.6 million as of the end of fiscal year 2005 for reasons previously discussed.

Accounts payable as of May 26, 2005 increased to $21.3 million from $19.0 million as of the end of fiscal year 2005.  The increase was attributable to the timing of payments.

Accrued expenses as of May 26, 2005 decreased to $12.8 million from $15.2 million as of the end of fiscal year 2006 due primarily to the payment of bonuses in the fiscal 2006 three-month period that were earned in fiscal year 2005.

Accrued interest as of May 26, 2005 decreased to $3.3 million from $7.4 million as of the end of fiscal year 2005 due to the timing (semi-annual) of interest payments on the Notes.

Stockholders’ deficiency as of May 26, 2005 increased to $7.9 million compared to $7.6 million as of the end of fiscal year 2005.   The increase was a result of the net loss generated for the fiscal 2006 three-month period and the decrease in accumulated other comprehensive income due to the decrease in Canadian exchange rates for the fiscal 2006 three-month period.

Critical Accounting Policies

Our critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended February 28, 2005.  The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities.  We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances.  However, actual results may vary from these estimates under different assumptions or conditions.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4 “(SFAS 151).  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage.  In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities.  The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We expect the adoption of SFAS 151 will not have a material impact on our results of operations and financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (SFAS 153).  SFAS 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” by replacing the exception from fair value measurement for nonmonetary exchanges of similar productive assets with an exception for exchanges that do not have commercial substance.  SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005.  We expect the adoption of SFAS 153 will not have a material impact on our results of operations and financial position.

In December 2004, the FASB issued Statement No. 123 (revised), “Share-Based Payment” (SFAS 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends FASB Statement No. 95, “Statement of Cash Flows.”  The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123.  However, the revised statement requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the consolidated statements of operations based on their fair values as they are earned by the employees under the vesting terms.  Pro forma disclosure of stock-based compensation expense, as is our practice under SFAS 123, will not be permitted commencing with fiscal year 2007, since SFAS 123R must be adopted by us at the beginning of the first annual period beginning after December 15, 2005.  We are still evaluating whether we will follow the “modified prospective” method of adoption of SFAS 123R whereby earnings for prior periods will not be restated as though stock-based compensation had been expensed, or the “modified retrospective” method of adoption, which would entail restatements of previously published earnings.

As permitted by SFAS 123, we currently account for stock-based compensation to employees under the APB 25 intrinsic value method and generally recognize no compensation cost for employee stock options.  Accordingly, the adoption of the SFAS 123R fair value method will impact our results of operations.  The impact of adoption of SFAS 123R will depend on levels of share-based compensation granted in the future and the fair value assigned thereto.  As permitted by SFAS 123, we use the actual forfeitures method whereby pro forma compensation expense is reduced only when options are forfeited.  Under SFAS 123R, the estimated forfeiture method is required such that expected future forfeitures will be reflected as a reduction of stock-based compensation expense.  However, under SFAS 123R, reduction of compensation expense is not permitted if a vested share-based payment is later forfeited, as would occur when an out-of-the money stock option is surrendered by a resigning employee.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004.”  The American Jobs Creation Act, or AJCA, introduces a special 9% tax deduction when fully phased in on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109.  We have determined that the amount of the special deduction for fiscal year 2006 will not have a significant impact on the effective tax rate for the fiscal year.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In March 2004, the Company completed a Rule 144A offering of $162 million aggregate principle amount of 9 ¾% senior secured notes due 2010.  At the same time, the Company entered into a new $30 million revolving working capital facility.  The Company raised approximately $152 million, net of debt issuance costs and original discount on the notes.  The proceeds, along with a drawdown from the new revolver, were used to pay off existing debt of approximately $56 million and to fund a stockholder dividend to the Company’s parent to purchase shares of its common stock and warrants and fund compensation from the redemption of employee stock options of $100.2 million.  As a result of these transactions, the Company is highly leveraged.  As of May 26, 2005, there were no borrowings on the new working capital facility, but the Company has the ability to borrow funds under this facility up to an aggregate of $30 million and could be adversely affected by a significant increase in interest rates.  The Company also has obligations under an industrial revenue bond (balance as of May 26, 2005 of $.3 million) that is payable in annual installments with interest ranging from 4.8% to 6.65%.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

10.9	Agreement and Plan of Merger between Kohlberg & Company and Cellu Paper Holdings, Inc., dated as of June 14, 2005

31.1	Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification by Senior Vice President, Finance and Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Senior Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cellu Tissue Holdings, Inc.

Date:	July 11, 2005	/s/ Russell C. Taylor
Mr. Russell C. Taylor
President and Chief Executive Officer

Date:	July 11, 2005	/s/ Dianne M. Scheu
Ms. Dianne M. Scheu
Senior Vice President, Finance and Chief
Financial Officer