Form 10-Q
period 2005-08-25
Cellu Tissue Holdings, Inc.
filed 2005-10-11
CIK 1295976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 25, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b02 of the Exchange Act).  Yes☐No☒

The number of shares outstanding of each of the registrant’s classes of common stock as of September 30, 2005:

Title of Class	Shares Outstanding
Common Stock, $.01 par value	100

CELLU TISSUE HOLDINGS, INC.
FORM 10-Q
QUARTER ENDED AUGUST 25, 2005

PART I FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	August 25 2005	August 26 2004	August 25 2005	August 26 2004

Net sales	$86,017,502	$86,275,437	$163,661,500	$165,059,621
Cost of goods sold	78,494,044	75,353,411	149,243,482	145,183,926
Gross profit	7,523,458	10,922,026	14,418,018	19,875,695

Selling, general and administrative expenses	3,059,757	3,966,639	5,959,138	7,589,637
Merger related transaction costs	762,306		889,127
Compensation from redemption of stock options				3,414,441
Accelerated vesting of stock options - non cash		292,776		533,551
Amortization of intangibles	354,871	336,240	694,144	692,727
Income from operations	3,346,524	6,326,371	6,875,609	7,645,339

Write-off of debt issuance costs and prepayment penalties				3,318,495
Interest expense, net	3,960,510	4,057,476	7,754,350	7,947,229
Foreign currency loss	383,804	212,445	284,185	196,388
Gain on sale of equipment	(31,339)	(2,381,316)	(24,827)	(2,381,316)
Other (income) expense	(5,224)	25,758	(7,350)	25,158
Income (loss) before income tax expense (benefit)	(961,227)	4,412,008	(1,130,749)	(1,460,615)

Income tax expense (benefit)	(105,448)	875,903	(164,798)	(3,998,374)
Net (loss) income	$(855,779)	$3,536,105	$(965,951)	$2,537,759

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC, AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 25 2005	February 28 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,242,475	$26,959,029
Receivables, net	35,176,955	35,786,666
Inventories	27,666,046	24,601,068
Prepaid expenses and other current assets	4,267,688	3,499,414
Deferred income taxes	973,978	1,294,851
TOTAL CURRENT ASSETS	90,327,142	92,141,028
PROPERTY, PLANT AND EQUIPMENT, NET	96,679,844	97,314,590
DEBT ISSUANCE COSTS	6,475,227	7,167,718
GOODWILL	13,723,935	13,723,935
OTHER ASSETS	186,850	190,220
TOTAL ASSETS	$207,392,998	$210,537,491

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$19,282,375	$18,974,022
Accrued expenses	13,693,011	15,156,693
Accrued interest	7,221,175	7,416,122
Current portion of long-term debt	290,000	270,000
TOTAL CURRENT LIABILITIES	40,486,561	41,816,837
LONG-TERM DEBT, LESS CURRENT PORTION	160,636,575	160,790,288
DEFERRED INCOME TAXES	14,365,505	15,280,376
OTHER LIABILITIES	223,381	235,780
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, Class A, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding at August 25, 2005 and February 28, 2005	1	1
Capital in excess of par value	533,551	533,551
Accumulated deficit	(10,022,356)	(9,056,405)
Accumulated other comprehensive income	1,169,780	937,063
TOTAL STOCKHOLDERS’ EQUITY(DEFICIENCY)	(8,319,024)	(7,585,790)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIENCY)	$207,392,998	$210,537,491

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC.AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	August 25 2005	August 26 2004
Cash flows from operating activities
Net (loss) income	$(965,951)	$2,537,759
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Write-off of debt issuance costs-noncash		2,894,868
Accelerated vesting of stock options-noncash		533,551
Deferred income taxes	(593,998)
Accretion of debt discount	146,287	147,109
Amortization of intangibles	694,144	692,727
Depreciation	8,071,312	7,309,353
Gain on sale of property, plant and equipment	(24,827)	(2,381,316)
Stock based compensation		297,482
Changes in operating assets and liabilities:
Receivables	609,711	(4,279,989)
Receivables, other		(3,900,000)
Inventories	(3,064,978)	1,941,441
Prepaid expenses and other current assets	(768,274)	(4,994,198)
Other assets and liabilities	(9,029)	77,241
Accounts payable, accrued expenses, accrued interest and income taxes	(1,350,276)	8,511,287
Total adjustments	3,710,072	6,849,556
Net cash provided by operating activities	2,744,121	9,387,315

Cash flows from investing activities
Proceeds from sale of property, plant and equipment, net		4,003,727
Capital expenditures,net	(7,411,739)	(3,183,294)
Net cash (used in) provided by investing activities	(7,411,739)	820,433

Cash flows from financing activities
Payments of long-term debt	(280,000)	(43,863,541)
Proceeds from note offering		160,200,180
Payments on revolving line of credit, net		(10,953,999)
Cash dividends		(96,788,801)
Prepayment penalties		(423,627)
Debt issuance costs	(1,653)	(6,319,479)
Net cash (used in) provided by financing activities	(281,653)	1,850,733

Effect of foreign currency	232,717	107,115
Net (decrease) increase in cash and cash equivalents	(4,716,554)	12,165,596
Cash and cash equivalents at beginning of period	26,959,029	—
Cash and cash equivalents at end of period	$22,242,475	$12,165,596

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
August 25, 2005

Note 1 Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements include the accounts of Cellu Tissue Holdings, Inc.  (the “Company”) and its wholly-owned subsidiaries.  The Company is a wholly-owned subsidiary of Cellu Paper Holdings, Inc. (the “Parent”).  These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended August 25, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2006.  For further information, refer to the Company’s consolidated financial statements and footnotes thereto as of February 28, 2005 and for the year then ended, from which the consolidated balance sheet at February 28, 2005 has been derived.

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

	For the three months ended		For the six months ended
	August 25, 2005	August 26, 2004	August 25, 2005	August 26, 2004
Net (loss) income, as reported	$(855,779)	$3,536,105	$(965,951)	$2,537,759
Add: stock-based employee compensation expense included in reported net (loss) income, net of related tax effects		(74,219)		(988,024)
Less: stock-based employee compensation expense determined under fair value method, net of related tax	(26,028)		(51,857)	(113,775)
Pro forma net (loss) income, fair value method	$(881,807)	$3,461,886	$(1,017,808)	$1,435,960

Pro forma compensation expense related to the stock options is generally recognized over the vesting period.  The vesting period used for all periods presented is three years.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 4.16%, expected option lives of 4 years, zero dividend payments and no volatility.

In connection with the Company’s debt transaction (Note 4), the Parent accelerated vesting of all unvested employee stock options.  As a result thereof, the APB 25 expense for the six-months ended August 26, 2004 recognized in the table above is larger than the expense calculated under FAS 123 as a portion of the expense associated with the accelerated vesting and cash paid for redemption of stock options would have been previously recognized if FAS 123 had been applied from the date of grant.

The Company may need to recognize additional expense should management’s estimate of the number of employees that will actually benefit from the accelerated vesting of the options need to be adjusted.  The Company estimated and recognized $.5 million of expense, prior to related tax effects, in the six-month period ended August 26, 2004, associated with employees that will actually benefit from the accelerated vesting of the stock options.  No such expense was recognized in the three-month and six-month periods ended August 25, 2005.  The Company updates its estimate each reporting period and adjusts the total expense recognized until the original vesting period associated with the stock options has expired.

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No.3” (“SFAS 154”). This standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 requires that the change in accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. Such a change would require the Company to restate its previously issued financial statements to reflect the change in accounting principle to prior periods presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 will not have a material impact on the Company’s results of operations and financial position.

In March 2005, FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)” (“FIN 47”) was issued. FIN 47 provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. The Company is currently evaluating the potential impact of FIN 47.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (SFAS 153).  SFAS 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” by replacing the exception from fair value measurement for nonmonetary exchanges of similar productive assets with an exception for exchanges that do not have commercial substance.  SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005.  The Company does not expect the adoption of SFAS 153 to have a material impact on its results of operations and financial position.

In December 2004, the FASB issued Statement No. 123 (revised), “Share-Based Payment” (SFAS 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and amends FASB Statement No. 95, “Statement of Cash Flows.”  Although the approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123, the revised statement requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the consolidated statements of operations based on their fair values as they are earned by the employees under the vesting terms.  Pro forma disclosure of stock-based compensation expense, as is the Company’s practice under SFAS 123, will not be permitted commencing with fiscal year 2007, since SFAS 123R must be adopted by the Company at the beginning of the first annual period beginning after December 15, 2005.  Given the Company has applied a minimum-value approach, due to its lack of sufficient trading history to estimate expected stock volatility, to estimating compensation expense associated with employee stock options under SFAS 123, it is required to use the prospective method of SFAS 123R, whereby nonvested awards outstanding at the date of adoption of SFAS 123R will continue to be accounted for in the same manner as they had been previous to the adoption.  All awards granted, modified or settled after adoption will be accounted for using the measurement, recognition and attribute provisions of FAS 123R.

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004.”  The American Jobs Creation Act of 2004 (the “AJCA”), introduces a special 9% tax deduction when fully phased in on qualified production activities.   FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109.  The Company has determined that the amount of the special deduction for fiscal year 2006 will not have a significant impact on the effective tax rate for the fiscal year.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4 “(SFAS 151).  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage.  In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities.  The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not expect the adoption of SFAS 151 to have a material impact on its results of operations and financial position.

Note 2 Inventories

Components of inventories are as follows:

	August 25, 2005	February 28, 2005

Finished goods	$16,617,743	$14,028,875
Raw materials	3,165,238	3,910,698
Packaging materials and supplies	7,993,401	6,740,649
	27,776,382	24,680,222
Inventory reserves	(110,336)	(79,154)
	$27,666,046	$24,601,068

Note 3 Debt Issuance Costs

Debt issuance costs consist of the following:

	August 25, 2005	February 28, 2005

Debt issuance costs	$8,541,986	$8,540,333
Less accumulated amortization	(2,066,759)	(1,372,615)
	$6,475,227	$7,167,718

Note 4 Long-Term Debt

Long-term debt consists of the following:

	August 25, 2005	February 28, 2005
9 ¾ % senior secured notes due 2010	$162,000,000	$162,000,000
Less discount	(1,363,425)	(1,509,712)
	160,636,575	160,490,288
Industrial revenue bond payable, in annual installments, plus interest ranging from 4.8% to 6.65%, due in 2006	290,000	570,000
	160,926,575	161,060,288
Less current portion of debt	290,000	270,000
	$160,636,575	$160,790,288

In March 2004, the Company completed a Rule 144A offering of $162.0 million principal amount of 9 ¾% senior secured notes due 2010 (the “Notes”).  The Company raised $152.2 million, net of debt issuance costs of $8.0 million and original issuance discount of $1.8 million.  At the same time, the Company entered into a new $30.0 million revolving working capital facility with CIT Group/Business Credit Inc.  A portion of the proceeds, along with a drawdown from the new working capital facility, were used to pay-off existing debt of approximately $56.0 million.  Furthermore, the Company used approximately $100.2 million of the proceeds to fund a stockholder dividend to its Parent to repurchase a portion of its common stock and warrants and fund compensation from the redemption of employee stock options ($3.4 million).  As a result of the extinguishment of debt, approximately $2.9 million of debt issuance costs previously capitalized were written-off and the Company incurred approximately $.4 million in prepayment penalties.  The total amount of $3.3 million is reflected as write-off of debt issuance costs and prepayment penalties in the fiscal year 2004 statement of operations.

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

As of August 25, 2005 and February 28, 2005, there were no outstanding borrowings under the working capital facility.

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

Note 6 Comprehensive (Loss) Income

The components of comprehensive (loss) income for the three months and six months ended August 25, 2005 and August 26, 2004 are as follows:

	Three Months Ended		Six Months Ended
	August 25, 2005	August 26, 2004	August 25, 2005	August 26,2004
Net (loss) income	$(855,779)	$3,536,105	$(965,951)	$2,537,759
Foreign currency translation adjustments	394,826	189,673	232,717	107,115
Comprehensive income (loss)	$(460,953)	$3,725,778	$(733,234)	$2,644,874

Note 7 Gain on Sale of Equipment

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

	Three Months Ended		Six Months Ended
	August 25, 2005	August 26, 2004	August 25, 2005	August 26, 2004
Net Sales
Tissue	$60,857,758	$60,500,858	$116,929,450	$115,513,463
Machine-glazed paper	25,159,744	25,774,579	46,732,050	49,546,158
Consolidated	$86,017,502	$86,275,437	$163,661,500	$165,059,621

Income from operations
Tissue	$2,765,930	$4,644,144	$5,344,643	$6,016,545
Machine-glazed paper	935,465	2,018,467	2,225,110	2,321,521
Corporate amortization of intangibles	(354,871)	(336,240)	(694,144)	(692,727)
Consolidated	3,346,524	6,326,371	6,875,609	7,645,339
Write-off of debt issuance costs and prepayment penalties				(3,318,495)
Interest expense	(4,021,578)	(4,064,200)	(7,868,165)	(7,956,601)
Net foreign currency transaction loss	(383,804)	(212,445)	(284,185)	(196,388)
Interest income	61,068	6,724	113,815	9,372
Other income	36,563	2,355,558	32,177	2,356,158
Pretax (loss) income	$(961,277)	$4,412,008	$(1,130,749)	$(1,460,615)

	Three Months Ended		Six Months Ended
	August 25, 2005	August 26, 2004	August 25, 2005	August 26 2004

Capital Expenditures
Tissue	$(3,029,291)	$(1,889,793)	$(6,441,541)	$(2,828,724)
Machine-glazed paper	(195,136)	(213,273)	(386,742)	(267,061)
Corporate	(183,945)	(20,000)	(583,456)	(87,509)
Consolidated	$(3,408,372)	$(2,123,066)	$(7,411,739)	$(3,183,294)

Depreciation
Tissue	$2,631,133	$2,318,374	$5,215,442	$4,568,968
Machine-glazed paper	1,430,755	1,371,309	2,855,870	2,740,385
	$4,061,888	$3,689,683	$8,071,312	$7,309,353

Note 9 Income Taxes

Income tax benefit for the three months ended August 25, 2005 was 11.0% compared to income tax expense for the three months ended August 26, 2004 of 19.9%.  Income tax benefit for the six months ended August 25, 2005 was 14.6% compared to income tax benefit for the six months ended August 26, 2004 of 274%.  The effective tax rate differs from the federal statutory rate primarily due to the accounting for certain merger related transaction costs.  On October 6, 2005, the Company announced that the merger agreement was terminated by mutual consent of the parties effective as of the close of business thereon.  Accordingly, previous non-deductible transaction costs will be deducted in the third quarter 2006.  The significant benefit recorded in the prior year was primarily related to the book to tax permanent differences generated due to the offering of the Notes, which occurred in the first quarter of the prior year.

In October 2004, the AJCA was signed into law.  The Act creates a temporary incentive for U.S. corporations to repatriate foreign earnings by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations and, at present, significant uncertainty remains with respect to interpretation of numerous provisions in the Act.    As such, the Company is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Act prior to determining the amounts, if any, it will repatriate and expects to be in a position to finalize its assessment during fiscal year 2006.

Note 10  Agreement and Plan of Merger

On June 14, 2005, the Parent entered into an Agreement and Plan of Merger with an affiliate of Kohlberg & Company, a Mt. Kisco, New York-based private equity firm (“Kohlberg”), pursuant to which Kohlberg would acquire the Parent for total consideration (including assumption of debt) of approximately $276 million, subject to certain adjustments.  Kohlberg planned to effect the acquisition by combining the operations of the Company with Thilmany, LLC (“Thilmany”), the newly named business which Kohlberg recently purchased from International Paper Company.  Thilmany manufactures and converts lightweight packaging, pressure-sensitive and industrial papers, such as laminations, grease-resistant packaging, interleaving applications, pressure-sensitive and medical products.   As part of the financing of the acquisition, Kohlberg intended to leave the Company’s existing $162 million of Notes outstanding, subject to the right of noteholders to put the Notes to the Company at a price of 101%.  In addition, Kohlberg and other investors would contribute approximately $120 million of equity to support the transactions.  As of August 25, 2005, the Company had expensed approximately $.9 million in costs associated with the proposed transaction.  These costs are shown separately on the 2006 statement of operations.

In September 2005, the Company’s majority shareholder received a request for additional information from the U.S. Department of Justice relating to its filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act) in connection with its proposed merger with an affiliate of Kohlberg & Company.  This request extended the waiting period during which the proposed transaction could not be consummated for 30 days from the date after which both the Company’s majority shareholder and the affiliate of Kohlberg & Company have substantially complied with the request.

The merger agreement was terminated as of the close of business on October 6, 2005 by the mutual consent of the parties.

Note 11 Union Negotiations

Effective July 18, 2005 the United Steelworkers’ International Union was certified as the exclusive bargaining representative for the employees in the bargaining unit at the Company’s Wiggins, Mississippi facility.  The Company anticipates the first round of union contract negotiations will occur in fiscal year 2006.

Note 12 Subsequent Events

On August 29, 2005, the Company’s facility in Wiggins, Mississippi was in the direct path of Hurricane Katrina.  As a result of the storm, the mill was shut down for a week, during which time the Company worked with its customers to source their needs from its other five facilities.  The Company maintains property and business interruption insurance and is currently in the process of determining the total cost of the hurricane damage and business interruption.  However, the impact on the Company’s operating results will not be determined until an insurance settlement is reached.

On September 26, 2005, the Company announced to its employees its intention to indefinitely idle one of its paper machines at its Interlake facility in Ontario, Canada effective November 21, 2005.  As a result of this action, 48 employees have been notified that they will be terminated on that date.   The Company is estimating severance costs of approximately $1.0 million, which will be recorded in the third quarter of fiscal 2006.  The Company is also currently evaluating business alternatives with respect to the idle machine.

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

We operate in two reportable business segments:  tissue and machine-glazed paper.  We assess the performance of our reportable business segments using income from operations.  Income from operations excludes interest income, interest expense, income tax expense (benefit), write-off of debt issuance costs and prepayment penalties, gain on sale of equipment, other income, other expense, and the impact of foreign currency gains and losses.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended August 25, 2005 (the fiscal 2006 three-month period) compared to the Three Months Ended August 26, 2004 (the fiscal 2005 three-month period) and the Six Months Ended August 25, 2005 (the fiscal 2006 six-month period) compared to the Six Months ended August 26, 2004 (the fiscal 2005 three-month period)

Net sales for the fiscal 2006 three-month period decreased $.3 million, or .3%, to $86.0 million from $86.3 million for the comparable period in the prior year. Net sales for the fiscal 2006 six-month period decreased $1.4 million, or .8%, to $163.7 from $165.1 million for the comparable period in the prior year.  On a Company-wide basis, tons sold has decreased for the fiscal 2006 three-month period and the fiscal 2006 six-month period.  For the fiscal 2006 three-month period, we sold 68,363 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products, a decrease of 804 tons, or

1.2%.  For the fiscal 2006 six-month period, we sold 130,165 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products, a decrease of 5,840 tons, or 4.3%.  Partially offsetting the decrease in volume sold for the fiscal 2006 three-month period and fiscal 2006 six-month period over the prior year, was an increase in net selling price per ton from $1,247 and $1,214 for the fiscal 2005 three-month period and six-month period, respectively to $1,258 and $1,257 for the fiscal 2006 three-month period and six-month period, respectively.

Net sales for our tissue segment for the fiscal 2006 three-month period were $60.8 million, an increase of $.3 million, or .6%, from the comparable period in the prior year.  Net sales for our tissue segment for the fiscal 2006 six-month period were $116.9 million, an increase of $1.4 million, or 1.2%, from the comparable period in the prior year.  In both periods, growth in tissue converted product sales is being muted by unfavorable tissue hard roll mix.  The unfavorable tissue hard roll mix includes the loss of two premium specialty hard roll accounts that moved to non-woven substitutes. Net sales for our machine-glazed segment for the 2006 three-month period were $25.2 million, a decrease of $.6 million, or 2.4%, from the comparable period in the prior year.  Net sales for our machine-glazed segment for the 2006 six-month period were $46.8 million, a decrease of $2.8 million, or 5.7% from the comparable period in the prior year.   This decrease is driven by lower volume experienced primarily in the first quarter 2006 and unfavorable price/mix.

Gross profit for the fiscal 2006 three-month period decreased to $7.5 million from $10.9 million, a decrease of $3.4 million, or 31.1%, from the comparable period in the prior year.   Gross profit for the fiscal 2006 six-month period decreased to $14.4 million from $19.9 million, a decrease of $5.5 million, or 27.5%, from the comparable period in the prior year.  As a percentage of net sales, gross profit decreased to 8.7% in the fiscal 2006 three-month period and 8.8% in the fiscal 2006 six-month period from 12.7% in the fiscal 2005 three-month period and 12.0% in the fiscal 2005 six-month period.  The decrease in gross profit in the fiscal 2006 three-month period and fiscal 2006 six-month period was primarily attributable to unfavorable machined-glazed segment volume and machine-glazed and tissue hard roll price/mix as described above.  Furthermore, for the fiscal 2006 six-month period energy costs per ton increased 25% over the comparable period in the prior year.  The Company anticipates natural gas prices across the Company and electrical prices in the unregulated states to be significantly higher in the later six months of fiscal 2006.

Gross profit for our tissue segment for the fiscal 2006 three-month period was $5.3 million, a decrease of $2.1 million, or 28.8%, from the comparable period in the prior year.  Gross profit for our tissue segment for the fiscal 2006 six-month period was $9.9 million, a decrease of $3.7 million, or 27.2%, from the comparable period in the prior year.  Gross profit for our machine-glazed segment for the fiscal 2006 three-month period was $2.2 million, a decrease of $1.3 million, or 36.0%, from the comparable period in the prior year.  Gross profit for our machine-glazed segment for the fiscal 2006 six-month period was $4.5 million, a decrease of $1.8 million, or 28.0%, from the comparable period in the prior year.  As a percentage of net sales, gross profit for the tissue segment decreased to 8.7% in the fiscal 2006 three-month period and 8.5% in the fiscal 2006 six-month period from 12.3 % in the fiscal 2005 three-month period and 11.8% in the fiscal 2005 six-month period..  As a percentage of net sales, gross profit for the machine-glazed segment decreased to 8.9% in the fiscal 2006 three-month period and 9.7% in the fiscal 2006 six-month period from 13.5% in the fiscal 2005 three-month period and 12.7% in the fiscal 2005 six-month period. The decrease in gross profit for the tissue segment was due to the unfavorable hard roll mix, partially offset by improved gross profit in tissue converting, in addition to an increase in utilities costs from the prior year.  The decrease in gross profit for the machine-glazed segment was due to the decrease in tons sold and unfavorable price/mix, in addition to an increase in utilities costs from the prior year.

Selling, general and administrative expenses in the fiscal 2006 three-month period decreased $.9 million, or 22.9%, to $3.1 million from $4.0 million in the fiscal 2005 three-month period.  Selling, general and administrative expenses in the fiscal 2006 six-month period decreased $1.6 million, or 21.5%, to $6.0 million from $7.6 million in the fiscal 2005 six-month period.  As a percentage of net sales, selling, general and administrative expenses decreased to 3.6% in the fiscal 2006 three-month period and in the fiscal 2006 six-month period from 4.6% in both the fiscal 2005 three-month period and six-month period.  Included in the fiscal 2005 three-month and six-month periods is the accrual of team bonuses and non-cash compensation expense related to the vesting of a restricted common stock award to our chief executive officer.   There was no accrual of bonuses in the fiscal 2006 three-month and six-month periods and no compensation expense related to the restricted common stock award as it was fully vested at the end of fiscal year 2005.

Merger related transaction costs in the fiscal 2006 three-month period were $.8 million and in the fiscal 2006 six-month period were $.9 million associated with the June 14, 2005 proposed transaction with an affiliate of Kohlberg & Company.

Compensation from the redemption of stock options and accelerated vesting of stock options included in the fiscal 2005 six-month period income from operations is $3.9 million; $3.4 million related to compensation from the redemption of stock options and $.5 million related to accelerated vesting of certain stock options, both triggered by the offering of the Notes completed in March 2004.  With respect to the $.5 million related to accelerated vesting of certain stock options, $.3 million was recorded in the fiscal 2005 three-month period ended August 26, 2004 and $.2 million was recorded in the first quarter of fiscal 2005.  We may need to recognize additional expense should management’s estimate of the number of employees that will actually benefit from the accelerated vesting of the options need to be adjusted.  Management will update its estimate each reporting period and adjust the total expense recognized until the original vesting period associated with the options has expired. No such expense was recognized in the fiscal 2006 six-month period.

Write-off of debt issuance costs and prepayment penalties of $3.3 million included in the fiscal 2005 six-month period income from operations was an expense incurred primarily related to the write-off of debt issuance costs (non-cash) previously capitalized and associated with debt that was extinguished in March 2004 with proceeds from the note offering.  No such expense was recognized in the fiscal 2006 six-month period.

Gain on sale of equipment of $2.4 million included in the fiscal 2005 three-month and six-month periods relates to the sale of a paper machine at our Menominee mill.  Net proceeds from the sale were $4.0 million (gross proceeds of $5.2 million less brokerage fees and other direct costs of $1.2 million).

Income tax expense (benefit) for the fiscal 2006 three month period was a benefit of 11.0% compared to income tax expense for the fiscal 2005 three month period of 19.9%.  Income tax benefit for the fiscal 2006 six month period was 14.6% compared to income tax benefit for the fiscal 2006 six month period of 274%.  The effective tax rate differs from the federal statutory rate primarily due to the accounting for certain merger related transaction costs.  On October 6, 2005, the Company announced that the merger agreement was terminated by mutual consent of the parties effective as of the close of business thereon.  Accordingly, previous non-deductible transaction costs will be deducted in the third quarter 2006.  The significant benefit recorded in the prior year was primarily related to the book to tax permanent differences generated due to the offering of the Notes, which occurred in the first quarter of the prior year.

Net (loss) income for the fiscal 2006 three-month period was a net loss of $.9 million, compared to net income of $3.5 million for the comparable period in the prior year. Net loss for the fiscal 2006 six-month period was a net loss of $1.0 million, compared to net income of $2.5 million for the comparable period in the prior year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Net cash provided by operations was $2.7 million for the fiscal 2006 six-month period, compared to net cash provided by operations of $9.4 million for the fiscal 2005 six-month period.  Significant non-cash items included in the comparable period in the prior fiscal year were $2.9 million for the write-off of debt issuance costs and $.5 million related to accelerated vesting of stock options, which are related to the $162.0 million Notes offering completed in the fiscal 2005 six-month period.   These charges are offset by a gain on sale of equipment of $2.4 million.  Net of these items, non-cash items for the fiscal 2005 six-month period totaled $8.5 million compared to $8.3 million for the 2006 fiscal six-month period.    Cash flows used by changes in working capital totaled $4.6 million for the fiscal 2006 six-month period, compared to $2.6 million in the fiscal 2005 six-month period.  With respect to the changes in accounts receivable and inventory, cash used by these items was $2.5 million for the fiscal 2006 six-month period compared to cash used by these items of $2.3 million for the comparable period in the prior fiscal year.  Cash used by changes in prepaid expenses and other current assets was $.7 million for the fiscal 2006 six-month period compared to cash used of $4.9 million for the comparable period in the prior fiscal year.  The fluctuation is primarily the result of the significant tax benefit generated in the fiscal 2005 six-month period.  Cash used by other receivables in the prior year relates to the cash received in the third quarter fiscal 2005 related to the machine sale that occurred in the second quarter fiscal 2005.  Cash used by changes in accounts payable, accrued expenses and accrued interest for the fiscal 2006 six-month period was $1.4 million compared to cash provided of $8.5 million for the comparable period in the prior year.  The significant fluctuation for the prior year is primarily due to the increase in accrued interest based on the timing of interest payments relative to the new notes and an increase in accounts payable due to the timing of vendor payments. No such fluctuations were experienced for the fiscal 2006 six-month period.

Net cash used in investing activities for the fiscal 2006 six-month period was $7.4 million compared to net cash provided by investing activities of $.8 million for the fiscal 2005 six-month period.  The change relates to the level of capital spending period over period, offset in the prior year by the machine sale proceeds.

Net cash used in financing activities for the fiscal 2006 six-month period was $.3 million compared to net cash provided by financing activities of $1.9 million for the fiscal 2005 six-month period.  Net cash used in the fiscal 2006 six-month period relates primarily to payments on our industrial revenue bond. In the comparable period in the prior fiscal year, proceeds, net of $1.8 million of original issue discount, from the Note offering (see discussion below) of $160.2 million were offset by net payments on long-term debt and the revolving line of credit of $43.9 million and $11.0 million, respectively, $96.8 million to fund dividends to our parent to purchase shares of our parent’s common stock and warrants, prepayment penalties of $.4 million and debt issuance costs of $6.3 million.

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

As of August 25, 2005, there were no outstanding borrowings under the working capital facility.

As a result of the Notes offering described above, the vesting of certain stock options was accelerated and certain stock options were redeemed.  Accordingly, we incurred approximately $3.9 million of compensation expense.  Furthermore, we used approximately $100.2 million of the proceeds of the Rule 144A offering of the Notes to fund a stockholder dividend to our Parent to purchase shares of our Parent’s common stock and warrants and fund compensation from the redemption of employee stock options.

Cash as of August 25, 2005 decreased to $22.2 million from $27.0 million as of the end of the fiscal year ended February 28, 2005, or fiscal year 2005.  The decrease in our cash position was primarily due to the semi-annual interest payment on the Notes, offset by the cash provided by operations, net of capital expenditures, in the fiscal 2006 six-month period.

Inventory as of August 25, 2005 increased to $27.7 million from $24.6 million as of the end of fiscal year 2005.  This increase is primarily attributable to an increase in inventory levels in the first three months of fiscal 2006 to support a major customer’s request for greater sales in the second and third quarter of fiscal 2006.  In the fiscal 2006 three-month period inventory decreased from $30.2 million to the current level of $27.7 million.

Accrued expenses as of August 25, 2005 decreased to $13.7 million from $15.2 million as of the end of fiscal year 2005 due primarily to the payment of bonuses in the fiscal 2006 six-month period that were earned in fiscal year 2005.  No such bonuses were earned in the fiscal 2006 six-month period.

Stockholders’ deficiency as of August 25, 2005 increased to $8.3 million compared to $7.6 million as of the end of fiscal year 2005.   The increase was a result of the net loss generated for the fiscal 2006 six-month period, offset partially by the increase in accumulated other comprehensive income due to the increase in exchange rates that occurred in the fiscal 2006 three-month period.

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

New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No.3” (“SFAS 154”). This standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 requires that the change in accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. Such a change would require the Company to restate its previously issued financial statements to reflect the change in accounting principle to prior periods presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 will not have a material impact on the Company’s results of operations and financial position.

In March 2005, FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)” (“FIN 47”) was issued. FIN 47 provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. The Company is currently evaluating the potential impact of FIN 47.

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

In December 2004, the FASB issued Statement No. 123 (revised), “Share-Based Payment” (SFAS 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends FASB Statement No. 95, “Statement of Cash Flows.” The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123.  However, the revised statement requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the consolidated statements of operations based on their fair values as they are earned by the employees under the vesting terms.  Pro forma disclosure of stock-based compensation expense, as is our practice under SFAS 123, will not be permitted commencing with fiscal year 2007, since SFAS 123R must be adopted by us at the beginning of the first annual period beginning after December 15, 2005.   Given the Company has applied a minimum-value approach, due to its lack of sufficient trading history to estimate expected stock volatility, to estimating compensation expense associated with employee stock options under SFAS 123, it is required to use the prospective method of SFAS 123R, whereby nonvested awards outstanding at the date of adoption of SFAS 123R will continue to be accounted for in the same manner as they had been previous to the adoption.  All awards granted, modified or settled after adoption will be accounted for using the measurement, recognition and attribute provisions of FAS 123R.

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 (“FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004.”  The American Jobs Creation Act of 2004 (the “AJCA”), introduces a special 9% tax deduction when fully phased in on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109.  We have determined that the amount of the special deduction for fiscal year 2006 will not have a significant impact on the effective tax rate for the fiscal year.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In March 2004, the Company completed a Rule 144A offering of $162 million aggregate principle amount of 9 ¾% senior secured notes due 2010.  At the same time, the Company entered into a new $30 million revolving working capital facility.  The Company raised approximately $152 million, net of debt issuance costs and original discount on the notes.  The proceeds, along with a drawdown from the new revolver, were used to pay off existing debt of approximately $56 million and to fund a stockholder dividend to the Parent to purchase shares of its common stock and warrants and fund compensation from the redemption of employee stock options of $100.2 million.  As a result of these transactions, the Company is highly leveraged.  As of August 25, 2005, there were no borrowings on the new working capital facility, but the Company has the ability to borrow funds under this facility up to an aggregate of $30 million and could be adversely affected by a significant increase in interest rates.  The Company also has obligations under an industrial revenue bond (balance as of August 25, 2005 of $.3 million) that is payable in annual installments with interest ranging from 4.8% to 6.65%.

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. The Company is exposed to market risk from changes in foreign currency exchange rates, primarily in Canada.  All international sales, other than sales originating from its Canadian subsidiary, are denominated in U. S. dollars.  Due to the Company’s Canadian operations however, the Company could be adversely affected by unfavorable fluctuations in foreign currency exchange rates.

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

PART II – OTHER INFORMATION

Item 5.  Other Information

Agreement and Plan of Merger

On June 14, 2005, the Parent entered into an Agreement and Plan of Merger with an affiliate of Kohlberg & Company, a Mt. Kisco, New York-based private equity firm (“Kohlberg”), pursuant to which Kohlberg would acquire the Parent for total consideration (including assumption of debt) of approximately $276 million, subject to certain adjustments.  Kohlberg planned to effect the acquisition by combining the operations of the Company with Thilmany, LLC (“Thilmany”), the newly named business which Kohlberg recently purchased from International Paper Company.   Thilmany manufactures and converts lightweight packaging, pressure-sensitive and industrial papers, such as laminations, grease-resistant packaging, interleaving applications, pressure-sensitive and medical products.   As part of the financing of the acquisition, Kohlberg intended to leave the Company’s existing $162 million of Notes outstanding, subject to the right of noteholders to put the Notes to the Company at a price of 101%.  In addition, Kohlberg and other investors would contribute approximately $120 million of equity to support the transactions.  As of August 25, 2005, the Company had expensed approximately $.9 million in costs associated with the proposed transaction.  These costs are shown separately on the 2006 statement of operations.

In September 2005, the Company’s majority shareholder received a request for additional information from the U.S. Department of Justice relating to its filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act) in connection with its proposed merger with an affiliate of Kohlberg & Company.  This request extended the waiting period during which the proposed transaction could not be consummated for 30 days from the date after which both the Company’s majority shareholder and the affiliate of Kohlberg & Company have substantially complied with the request.

The merger agreement was terminated as of the close of business on October 6, 2005 by the mutual consent of the parties.

Election of New Director

Effective October 5, 2005 William Landuyt was elected to the Board of Directors.  Bill has been named as a member of the Audit Committee.   Mr. Landuyt, is a Senior Partner at Charterhouse Group, Inc. (an affiliate of the majority stockholder of the Parent), having joined the New York City-based private equity firm in December 2003.  He served as Chairman of the Board and Chief Executive Officer of Millennium Chemicals Inc. from its demerger from Hanson Plc (“Hanson”) in October 1996 until July 2003. He had served as the President of that company from June 1997 until that date. Mr. Landuyt was Director, President and Chief Executive Officer of Hanson Industries (which managed the United States operations of Hanson until the demerger) from June 1995 until the demerger, a Director of Hanson from 1992 until September 29, 1996, Finance Director of Hanson from 1992 to May 1995, and Vice President and Chief Financial Officer of Hanson Industries from 1988 to 1992. He joined Hanson Industries in 1983. He was a director of Bethlehem Steel Corporation from April 1997 until October 2003.

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

Cellu Tissue Holdings, Inc.

Date:	October 11, 2005	/s/ Russell C. Taylor
Mr. Russell C. Taylor
President and Chief Executive Officer

Date:	October 11, 2005	/s/ Dianne M. Scheu
Ms. Dianne M. Scheu
Senior Vice President, Finance and Chief
Financial Officer