Form 10-Q
period 2005-11-24
Cellu Tissue Holdings, Inc.
filed 2006-01-06
CIK 1295976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 24, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes☐No☒

The number of shares outstanding of each of the registrant’s classes of common stock as of January 6, 2006:

Title of Class	Shares Outstanding
Common Stock, $.01 par value	100

CELLU TISSUE HOLDINGS, INC.
FORM 10-Q
QUARTER ENDED NOVEMBER 24, 2005

PART I FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	November 24	November 25	November 24	November 25
	2005	2004	2005	2004

Net sales	$81,512,440	$85,689,504	$245,173,940	$250,749,125
Cost of goods sold	74,783,816	74,470,985	223,828,740	219,459,065
Gross profit	6,728,624	11,218,519	21,345,200	31,290,060

Selling, general and administrative expenses	3,317,418	3,670,287	9,475,114	11,455,770
Restructuring costs	1,031,593	—	1,031,593	—
Merger related transaction costs	1,477,300	—	2,366,427	—
Compensation from redemption of stock options	—	—	—	3,414,441
Accelerated vesting of stock options - noncash	64,248	—	64,248	533,551
Income from operations	838,065	7,548,232	8,407,818	15,886,298

Write-off of debt issuance costs and prepayment penalties	—	—	—	3,318,495
Interest expense, net	4,300,112	4,429,706	12,748,606	13,069,662
Foreign currency loss	93,528	658,371	377,713	854,759
(Gain) loss on sale of equipment, net	12,566	7,195	(12,261)	(2,374,121)
Other (income) expense, net	(34,009)	(7,906)	(41,359)	17,252
(Loss) income before income tax expense (benefit)	(3,534,132)	2,460,866	(4,664,881)	1,000,251

Income tax expense (benefit)	(2,303,667)	2,952,404	(2,468,465)	(1,045,970)
Net (loss) income	$(1,230,465)	$(491,538)	$(2,196,416)	$2,046,221

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC, AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 24	February 28
	2005	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,342,569	$26,959,029
Receivables, net	34,055,222	35,786,666
Inventories	29,466,032	24,601,068
Prepaid expenses and other current assets	4,266,391	3,499,414
Income tax receivable	2,128,822	—
Deferred income taxes	1,251,295	1,294,851
TOTAL CURRENT ASSETS	87,510,331	92,141,028
PROPERTY, PLANT AND EQUIPMENT, NET	97,665,314	97,314,590
DEBT ISSUANCE COSTS	6,120,356	7,167,718
GOODWILL	13,723,935	13,723,935
OTHER ASSETS	185,936	190,220
TOTAL ASSETS	$205,205,872	$210,537,491

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$19,268,726	$18,974,022
Accrued expenses	14,825,438	15,156,693
Accrued interest	3,261,162	7,416,122
Current portion of long-term debt	290,000	270,000
TOTAL CURRENT LIABILITIES	37,645,326	41,816,837
LONG-TERM DEBT, LESS CURRENT PORTION	160,711,362	160,790,288
DEFERRED INCOME TAXES	13,725,860	15,280,376
OTHER LIABILITIES	216,946	235,780
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, Class A, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding at November 24, 2005 and February 28, 2005	1	1
Capital in excess of par value	597,799	533,551
Accumulated deficit	(11,252,821)	(9,056,405)
Accumulated other comprehensive income	3,561,399	937,063
TOTAL STOCKHOLDERS’ EQUITY(DEFICIENCY)	(7,093,622)	(7,585,790)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$205,205,872	$210,537,491

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	November 24	November 25
	2005	2004
Cash flows from operating activities
Net (loss) income	$(2,196,416)	$2,046,221
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Write-off of debt issuance costs-noncash	—	2,894,868
Accelerated vesting of stock options-noncash	64,248	533,551
Deferred income taxes	(1,510,960)	2,193,327
Accretion of debt discount	221,074	221,896
Amortization of intangibles	1,049,015	1,038,855
Depreciation	11,672,501	11,140,187
Gain on sale of property, plant and equipment	(12,261)	(2,374,121)
Stock based compensation	—	388,888
Changes in operating assets and liabilities:
Receivables	1,731,444	2,813,843
Inventories	(4,864,964)	2,246,836
Prepaid expenses and other current assets	(766,977)	(39,225)
Income tax receivable	(2,128,822)	(4,534,158)
Other assets	(14,550)	123,299
Accounts payable, accrued expenses, accrued interest and income taxes	(4,191,511)	3,322,104
Total adjustments	1,248,237	19,970,150
Net cash (used in) provided by operating activities	(948,179)	22,016,371

Cash flows from investing activities
Proceeds from sale of property, plant and equipment, net	—	4,003,727
Capital expenditures	(9,750,430)	(7,676,415)
Net cash used in investing activities	(9,750,430)	(3,672,688)

Cash flows from financing activities
Payments of long-term debt	(280,000)	(43,863,541)
Proceeds from note offering	—	160,200,180
Payments on revolving line of credit, net	—	(10,953,999)
Cash dividends	—	(96,788,801)
Prepayment penalties	—	(423,627)
Debt issuance costs	(1,653)	(6,659,104)
Net cash (used in) provided by financing activities	(281,653)	1,511,108

Effect of foreign currency	363,802	675,861

Net (decrease) increase in cash and cash equivalents	(10,616,460)	20,530,652
Cash and cash equivalents at beginning of period	26,959,029	—
Cash and cash equivalents at end of period	$16,342,569	$20,530,652

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
November 24, 2005

Note 1 Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements include the accounts of Cellu Tissue Holdings, Inc.  (the “Company” ) and its wholly-owned subsidiaries.  The Company is a wholly-owned subsidiary of Cellu Paper Holdings, Inc. (the “Parent”).  These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and nine-month periods ended November 24, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2006.  For further information, refer to the Company’s consolidated financial statements and footnotes thereto as of February 28, 2005 and for the year then ended, from which the consolidated balance sheet at February 28, 2005 has been derived.

Reclassification

Certain prior year amounts have been reclassified to conform to the current fiscal year 2006 presentation.

Stock Based Compensation

The Company accounts for stock options using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  As such, it does not recognize compensation expense associated with stock options to purchase the Parent’s common stock granted under the Parent’s stock option plan, if the exercise price is at least equal to the fair market value of the Parent’s common stock, as determined by the Board of Directors, at the date granted.  If applicable, stock-based compensation costs for stock awards are reflected in operating results over the awards’ vesting period.  If compensation expense for the Parent’s stock options had been determined using the fair value methodology consistent with the method prescribed by Statement of Financial Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (“FAS No. 123”), the Company’s net (loss) income would have been adjusted to the pro forma amounts indicated below.

	For the three months ended		For the nine months ended
	November 24	November 25	November 24	November 25
	2005	2004	2005	2004
Net (loss) income, as reported	$(1,230,465)	$(491,538)	$(2,196,416)	$2,046,221
Add: stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	22,358	—	30,250	(180,453)
Less: stock-based employee compensation expense determined under fair value method, net of related tax	(13,829)	—	(65,686)	(29,983)
Pro forma net (loss) income, fair value method	$(1,221,936)	$(491,538)	$(2,231,852)	$1,895,751

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

In connection with the Company’s debt transaction (Note 4), the Parent accelerated vesting of all unvested employee stock options.  As a result thereof, the APB 25 expense for the nine-months ended November 25, 2004 recognized in the table above is larger than the expense calculated under FAS 123 as a portion of the expense associated with the accelerated vesting and cash paid for redemption of stock options would have been previously recognized if FAS 123 had been applied from the date of grant.

The Company may need to recognize additional expense should management’s estimate of the number of employees that will actually benefit from the accelerated vesting of the options need to be adjusted.  The Company estimated and recognized $.5 million of expense, prior to related tax effects, in the nine-month period ended November 25, 2004, associated with employees that will actually benefit from the accelerated vesting of the stock options.  The Company recognized expense of $64,248 in the three-month and nine-month periods ended November 24, 2005.  The Company updates its estimate each reporting period and adjusts the total expense recognized until the original vesting period associated with the stock options has expired.

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This standard replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 requires that the change in accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. Such a change would require the Company to restate its previously issued financial statements to reflect the change in accounting principle to prior periods presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 will not have a material impact on the Company’s results of operations and financial position.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”).  SFAS 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” by replacing the exception from fair value measurement for nonmonetary exchanges of similar productive assets with an exception for exchanges that do not have commercial substance.  SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005.  The Company does not expect the adoption of SFAS 153 to have a material impact on its results of operations and financial position.

In December 2004, the FASB issued Statement No. 123 (revised), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”(“SFAS 123R”).  SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends FASB Statement No. 95, “Statement of Cash Flows.”  Although the approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123, the revised statement requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the consolidated statements of operations based on their fair values as they are earned by the employees under the vesting terms.  Pro forma disclosure of stock-based compensation expense, as is the Company’s practice under SFAS 123, will not be permitted commencing with fiscal year 2007, since SFAS 123R must be adopted by the Company at the beginning of the first annual period beginning after December 15, 2005.  Given the Company has applied a minimum-value approach, due to its lack of sufficient trading history to estimate expected stock volatility, to estimating compensation expense associated with employee stock options under SFAS 123, it is required to use the prospective method of SFAS 123R, whereby nonvested awards outstanding at the date of adoption of SFAS 123R will continue to be accounted for in the same manner as they had been previous to the adoption.  All awards granted, modified or settled after adoption will be accounted for using the measurement, recognition and attribute provisions of FAS 123R.

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004” (“FAS 109-1”).  The American Jobs Creation Act of 2004 (the “AJCA”), introduces a special 9% tax deduction when fully phased in on qualified production activities.   FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109.  The Company has determined that the amount of the special deduction for fiscal year 2006 will not have a significant impact on the effective tax rate for the fiscal year.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4 “(“SFAS 151”).  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage.  In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities.  The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not expect the adoption of SFAS 151 to have a material impact on its results of operations and financial position.

Note 2 Inventories

Components of inventories are as follows:

	November 24, 2005	February 28, 2005

Finished goods	$17,790,076	$14,028,875
Raw materials	3,961,632	3,910,698
Packaging materials and supplies	7,790,846	6,740,649
	29,542,554	24,680,222
Inventory reserves	(76,522)	(79,154)
	$29,466,032	$24,601,068

Note 3 Debt Issuance Costs

Debt issuance costs consist of the following:

	November 24, 2005	February 28, 2005

Debt issuance costs	$8,541,986	$8,540,333
Less accumulated amortization	(2,421,630)	(1,372,615)
	$6,120,356	$7,167,718

Amortization expense for the three months and nine months ended November 24, 2005 and November 25, 2004 of $354,871 and $1,049,015, and $346,128 and $1,038,855, respectively, has been included in interest expense on the statement of operations for all periods presented.

Note 4 Long-Term Debt

Long-term debt consists of the following:

	November 24, 2005	February 28, 2005
9 ¾% senior secured notes due 2010	$162,000,000	$162,000,000
Less discount	(1,288,638)	(1,509,712)
	160,711,362	160,490,288
Industrial revenue bond payable, in annual installments, plus interest ranging from 4.8% to 6.65%, due in 2006	290,000	570,000
	161,001,362	161,060,288
Less current portion of debt	290,000	270,000
	$160,711,362	$160,790,288

In March 2004, the Company completed a Rule 144A offering of $162.0 million principal amount of 9 ¾% senior secured notes due 2010 (the “Notes”).  The Company raised $152.2 million, net of debt issuance costs of $8.0 million and original issuance discount of $1.8 million.  At the same time, the Company entered into a new $30.0 million revolving working capital facility with CIT Group/Business Credit Inc.  A portion of the proceeds, along with a drawdown from the new working capital facility, were used to pay-off existing debt of approximately $56.0 million.  Furthermore, the Company used approximately $100.2 million of the proceeds to fund a stockholder dividend to its Parent to repurchase a portion of its common stock and warrants and fund compensation from the redemption of employee stock options ($3.4 million).  As a result of the extinguishment of debt, approximately $2.9 million of debt issuance costs previously capitalized were written off and the Company incurred approximately $.4 million in prepayment penalties.  The total amount of $3.3 million is reflected as a write-off of debt issuance costs and prepayment penalties in the fiscal year 2005 statement of operations.

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

As of November 24, 2005 and February 28, 2005, there were no outstanding borrowings under the working capital facility.

Note 5 Stockholders’ Equity (Deficiency)

The Company used approximately $96.8 million of the proceeds from the Notes to fund a stockholder dividend to the Parent to repurchase a portion of its common stock and warrants.  Approximately $66.2 million was charged to capital in excess of par value, reducing this balance to zero and the remaining $30.6 million was charged to accumulated earnings, resulting in a deficiency.

Note 6 Comprehensive Income

The components of comprehensive income for the three months and nine months ended November 24, 2005 and November 25, 2004 are as follows:

	Three Months Ended		Nine Months Ended
	November 24, 2005	November 25, 2004	November 24,2005	November 25,2004
Net (loss) income	$(1,230,465)	$(491,538)	$(2,196,416)	$2,046,221
Foreign currency translation adjustments	2,391,620	568,746	2,624,336	675,861
Comprehensive income	$1,161,155	$77,208	$427,920	$2,722,082

Included in foreign currency translation adjustments for the three months and nine months ended November 24, 2005 is a one-time adjustment of $2.3 million to correct the cumulative effect of improperly translating the  value of property, plant and equipment.  Historically, the translation of these assets from Canadian dollars to U.S dollars had been occurring at historical rates, as opposed to actual month-end rates, as required under FAS 52,”Foreign Currency Translation”.

Note 7 Gain on Sale of Equipment

In July 2004, the Company sold a previously idled paper machine at its Menominee mill and recorded a gain on the sale of $2.4 million.  The net proceeds from the sale were $4.0 million (gross proceeds of $5.2 million less brokerage fees and other direct costs of $1.2 million).

Note 8 Business Segments

The Company operates in two reportable business segments:  tissue and machine-glazed paper.  The Company assesses the performance of its reportable business segments using income from operations.  Income from operations excludes interest income, interest expense, income tax expense, write-off of debt issuance costs and prepayment penalties, the impact of foreign currency gains and losses, and gain on sale of equipment.   A portion of corporate and shared expenses is allocated to each segment.   Included in the three-months and nine-months ended November 24, 2005 income from operations is $1.0 million related to restructuring activities.  Of this amount, $.8 million impacts the machine-glazed paper segment and $.2 million impacts the tissue segment.  Also included in the three-months and nine-months ended November 24, 2005 income from operations is $1.5 million and $2.4 million, respectively of merger related transaction costs.  Of these amounts, $.5 million and $.8 million, respectively impacts the machine-glazed paper segment and $1.0 million and $1.6 million, respectively impacts the tissue segment.

	Three Months Ended		Nine Months Ended
	November 24, 2005	November 25, 2004	November 24, 2005	November 25, 2004
Net Sales
Tissue	$56,845,036	$56,606,229	$173,774,486	$172,119,692
Machine-glazed paper	24,667,404	29,083,275	71,399,454	78,629,433
Consolidated	$81,512,440	$85,689,504	$245,173,940	$250,749,125
Income (loss) from operations
Tissue	$1,096,191	$4,391,221	$6,440,834	$10,407,766
Machine-glazed paper	(258,126)	3,157,011	1,966,984	5,478,532
Consolidated	838,065	7,548,232	8,407,818	15,886,298
Write-off of debt issuance costs and prepayment penalties				(3,318,495)
Interest expense	(4,376,268)	(4,453,072)	(12,938,577)	(13,102,400)
Net foreign currency transaction loss	(93,528)	(658,371)	(377,713)	(854,759)
Interest income	76,156	23,366	189,971	32,738
Other income	21,443	711	53,620	2,356,869
Pretax (loss) income	$(3,534,132)	$2,460,866	$(4,664,881)	$1,000,251

	Three Months Ended		Nine Months Ended
	November 24, 2005	November 25, 2004	November 24, 2005	November 25, 2004

Capital Expenditures
Tissue	$(1,939,387)	$(3,963,961)	$(8,380,928)	$(6,792,685)
Machine-glazed paper	(271,760)	(441,226)	(658,502)	(708,287)
Corporate	(127,544)	(87,934)	(711,000)	(175,443)
Consolidated	$(2,338,691)	$(4,493,121)	$(9,750,430)	$(7,676,415)

Depreciation
Tissue	$2,630,153	$2,373,774	$7,845,595	$6,942,742
Machine-glazed paper	971,036	1,457,060	3,826,906	4,197,445
Consolidated	$3,601,189	$3,830,834	$11,672,501	$11,140,187

Note 9 Income Taxes

Income tax benefit for the three months ended November 24, 2005 was 65.2% compared to income tax expense for the three months ended November 25, 2004 of 120%.  Income tax benefit for the nine months ended November 24, 2005 was 52.9% compared to income tax benefit for the nine months ended November 25, 2004 of 105%.  Included in the 52.9% effective tax rate for the nine months ended November 24, 2005 is approximately $1.2 million of benefit related to the different book and tax treatment of deductions related to stock compensation matters.  This benefit has been recorded in the current quarter upon completion of the Company’s 2005 tax return as the impact is considered discrete to this quarter.  Also, included in this effective rate is $.1 million of tax expense related to Canadian withholding tax.  Without these items, the effective tax rate for the nine-month period ended November 24, 2005 is 29.8% (benefit of $1.4 million) on the cumulative loss recognized for this period.  The effective tax rate is calculated based on the Company’s projected fiscal 2006 pretax operating results and expected book-to-tax permanent differences. The significant benefit recorded in the prior year (105% for the nine months ended November 25, 2004) was primarily related to the book-to-tax permanent differences generated due to the offering of the Notes, which occurred in the first quarter of the prior year.

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

As of November 24, 2005, the Company had expensed approximately $2.4 million in costs associated with the proposed transaction.  These costs are shown separately on the Company’s 2006 statement of operations for the nine-months ended November 24, 2005.

Note 11 Restructuring Activities

On September 26, 2005, the Company announced to its employees its intention to indefinitely idle one of its paper machines at its Interlake facility in Ontario, Canada effective November 21, 2005.  The Company is currently evaluating business alternatives with respect to the idle machine.  This decision was due to significant increases in manufacturing costs that the Company was unable to pass on to the machine-glazed segment market.  As a result of this action, 48 employees were terminated on that date.   In connection therewith, the Company has estimated severance costs of approximately $.7 million (“Interlake restructuring”).   The Company has also recorded approximately $.3 million related to severance costs associated with a change in the corporate organizational structure of the Company (“Corporate restructuring”).  The total restructuring costs of $1.0 million have been recorded as a separate line item in the Company’s statement of operations for the three-months ended November 24, 2005.  As of November 24, 2005, the restructuring accrual on the balance sheet is approximately $.6 million related to the Interlake restructuring and approximately $.2 million related to the corporate restructuring.

Note 12 Hurricane Katrina

On August 29, 2005, the Company’s facility in Wiggins, Mississippi was in the direct path of Hurricane Katrina.  As a result of the storm, the mill was shut down for a week, during which time the Company worked with its customers to source their needs from its other five facilities.  The Company maintains property and business interruption insurance and has determined the total cost of the hurricane damage and business interruption to be approximately $.9 million.  The Company has submitted an insurance claim and will collect approximately $.2 million, after deductibles.  This amount has been recorded as a receivable on the Company’s November 24, 2005 balance sheet.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Certain statements contained in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and as such, may involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” or comparable terminology.  Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, those set forth in Forward-Looking Statements in our Annual Report on Form 10-K for our fiscal year ended February 28, 2005.  These risks and uncertainties should be considered in evaluating any forward-looking statements contained herein.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended November 24, 2005 (the fiscal 2006 three-month period) compared to the Three Months Ended November 25, 2004 (the fiscal 2005 three-month period) and the Nine Months Ended November 24, 2005 (the fiscal 2006 nine-month period) compared to the Nine Months ended November 25, 2004 (the fiscal 2005 nine-month period)

Net sales for the fiscal 2006 three-month period decreased $4.2 million, or 4.9%, to $81.5 million from $85.7 million for the comparable period in the prior year. Net sales for the fiscal 2006 nine-month period decreased $5.5 million, or 2.2%, to $245.2 from $250.7 million for the comparable period in the prior year.  On a Company-wide basis, tons sold has decreased for the fiscal 2006 three-month period and the fiscal 2006 nine-month period from the comparable period in the prior year.  For the fiscal 2006 three-month period, we sold 63,988 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products, a decrease of 3,229 tons, or 4.8%.  For the fiscal 2006 nine-month period, we sold 194,154 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products, a decrease of 9,068 tons, or 4.5%.  Contributing to the decrease in volume sold for the fiscal 2006 three-month period was the reduced operating schedule and ultimate shutdown of one of the machines at our Interlake facility, as previously announced.  Additionally, volume sold in September 2005 was less than the same month in the prior year due to the shutdown of our Mississippi mill resulting from Hurricane Katrina.  The decrease in tons sold in the nine-month period was attributable to the items discussed above and a shortfall in our machine-glazed segment volume experienced in the first quarter of fiscal year 2006.  Partially offsetting the decrease in volume sold for the fiscal 2006 nine-month period over the prior year was an increase in net selling price per ton from $1,234 to $1,263 for the fiscal 2006 nine-month period.

Net sales for our tissue segment for the fiscal 2006 three-month period were $56.8 million, an increase of $.2 million, or .4%, from $56.6 million for the comparable period in the prior year.  Net sales for our tissue segment for the fiscal 2006 nine-month period were $173.8 million, an increase of $1.7 million, or .9%, from $172.1 million for the comparable period in the prior year.  In both periods, growth in tissue converted product sales is being offset by unfavorable tissue hard roll mix.  The unfavorable tissue hard roll mix includes the loss of two premium specialty hard roll accounts that moved to non-woven substitutes. Net sales for our machine-glazed segment for the 2006 three-month period were $24.7 million, a decrease of $4.4 million, or 15.2%, from $29.1 million for the comparable period in the prior year.  Net sales for our machine-glazed segment for the 2006 nine-month period were $71.4 million, a decrease of $7.2 million, or 9.2% from $78.6 million for the comparable period in the prior year.   This decrease is driven by lower volume experienced in the 2006 nine-month period and by unfavorable price/mix.

Gross profit for the fiscal 2006 three-month period decreased to $6.7 million from $11.2 million, a decrease of $4.5 million, or 40.0%, from the comparable period in the prior year.   Gross profit for the fiscal 2006 nine-month period decreased to $21.3 million from $31.3 million, a decrease of $10.0 million, or 31.8%, from the comparable period in the prior year.  As a percentage of net sales, gross profit decreased to 8.3% in the fiscal 2006 three-month period and 8.7% in the fiscal 2006 nine-month period from 13.1% in the fiscal 2005 three-month period and 12.5% in the fiscal 2005 nine-month period.  The decrease in gross profit in the fiscal 2006 three-month period and fiscal 2006 nine-month period is primarily due to significant market price increases for both natural gas and electricity.  The effect of the increase in energy prices for the fiscal 2006 three-month period was $4.1 million.  Absent these energy price increases, gross margin for the fiscal 2006 three-month period would have been 13.2% compared to 13.1 % for the comparable period in the prior year.  The effect of the increase in energy prices for the fiscal 2006 nine-month period was $7.8 million.  Absent these energy price increases, gross margin for the fiscal 2006 nine-month period would have been 11.9% compared to 12.5% for the comparable period in the prior year.  We anticipate that the current trends in market energy prices for natural gas will continue at least through the winter months.  Additionally, the state of Mississippi has announced electrical rate increases of 15%-22% for calendar year 2006.  We anticipate that other states will also be implementing sizable increases.  Other factors which negatively impacted gross profit in the fiscal 2006 three-month period and fiscal 2006 nine-month period were unfavorable machined-glazed segment volume and machine-glazed and tissue hard roll price/mix as described above.  These negative factors were partially offset by the growth in gross profit of the tissue converting business.

Gross profit for our tissue segment for the fiscal 2006 three-month period was $4.5 million, a decrease of $2.3 million, or 34.1%, from $6.8 million for the comparable period in the prior year.  Gross profit for our tissue segment for the fiscal 2006 nine-month period was $14.5 million, a decrease of $6.1 million, or 29.3%, from $20.6 million  for the comparable period in the prior year.  Gross profit for our machine-glazed segment for the fiscal 2006 three-month period was $2.2 million, a decrease of $2.2 million, or 49.2%, from $4.4 million for the comparable period in the prior year.  Gross profit for our machine-glazed segment for the fiscal 2006 nine-month period was $6.8 million, a decrease of $3.9 million, or 36.5%, from $10.7 million for the comparable period in the prior year.  As a percentage of net sales, gross profit for the tissue segment decreased to 7.9% in the fiscal 2006 three-month period and 8.3% in the fiscal 2006 nine-month period from 12.0% in the fiscal 2005 three-month period and 11.9% in the fiscal 2005 nine-month period.  As a percentage of net sales, gross profit for the machine-glazed segment decreased to 9.1% in the fiscal 2006 three-month period and 9.6% in the fiscal 2006 nine-month period from 15.2% in the fiscal 2005 three-month period and 13.7% in the fiscal 2005 nine-month period. The decrease in the tissue segment is primarily driven by the increase in market energy prices as described above and unfavorable hard roll mix, both of which more than offset the improved gross profit in tissue converting.  The decrease in the machine-glazed segment is attributable to the increase in market energy prices, the decrease in tons sold and unfavorable price/mix.

Selling, general and administrative expenses in the fiscal 2006 three-month period decreased $.4 million, or 9.6 % to $3.3 million from $3.7 million in the fiscal 2005 three-month period.  Selling, general and administrative expenses in the fiscal 2006 nine-month period decreased $2.0 million, or 17.3%, to $9.5 million from $11.5 million in the fiscal 2005 nine-month period.  As a percentage of net sales, selling, general and administrative expenses decreased to 4.1% in the fiscal 2006 three-month period and 3.9% in the fiscal 2006 nine-month period from 4.3% in the fiscal 2005 three-month period and 4.6% in the fiscal 2005 nine-month period.  Included in the fiscal 2005 three-month and nine-month periods is the accrual of business performance bonuses and non-cash compensation expense related to the vesting of a restricted common stock award to our chief executive officer.   There was no accrual of business performance bonuses in the fiscal 2006 three-month and nine-month periods and no compensation expense related to the restricted common stock award as it was fully vested at the end of fiscal year 2005.

Restructuring costs in the fiscal 2006 three-month and nine-month period were $1.0 million, of which $.7 million related to our fiscal 2006 decision to indefinitely idle one of our paper machines at our Interlake facility and the resulting severance costs thereof.  Furthermore, we have also recorded approximately $.3 million related to severance costs associated with the corporate organizational restructuring.

Merger related transaction costs in the fiscal 2006 three-month period were $1.5 million and in the fiscal 2006 nine-month period were $2.4 million associated with the June 14, 2005 proposed transaction with an affiliate of Kohlberg & Company, which was subsequently terminated on October 6, 2005, by mutual consent of the parties.

Compensation from the redemption of stock options and accelerated vesting of stock options included in the fiscal 2005 nine-month period income from operations is $3.9 million; $3.4 million related to compensation from the redemption of stock options and $.5 million related to accelerated vesting of certain stock options, both triggered by the offering of the Notes completed in March 2004.  With respect to the $.5 million related to accelerated vesting of certain stock options, $.3 million was recorded in the second quarter of fiscal 2005 and $.2 million was recorded in the first quarter of fiscal 2005.  Furthermore, we have recorded $.1 million in the fiscal 2006 three-month period related to accelerated vesting of certain stock options.  We may need to recognize additional expense should management’s estimate of the number of employees that will actually benefit from the accelerated vesting of the options need to be adjusted.  Management will update its estimate each reporting period and adjust the total expense recognized until the original vesting period associated with the options has expired.

Write-off of debt issuance costs and prepayment penalties of $3.3 million included in the fiscal  2005 nine-month period income from operations was an expense incurred primarily related to the write-off of debt issuance costs (non-cash) previously capitalized and associated with debt that was extinguished in March 2004 with proceeds from the offering of the Notes.  No such expense was recognized in the fiscal 2006 nine-month period.

Gain on sale of equipment of $2.4 million included in the fiscal 2005 nine-month period relates to the sale of a paper machine at our Menominee mill.  Net proceeds from the sale were $4.0 million (gross proceeds of $5.2 million less brokerage fees and other direct costs of $1.2 million).

Income tax expense (benefit) for the fiscal 2006 three-month period was a benefit of 65.2% compared to income tax expense for the fiscal 2005 three-month period of 120%.  Income tax benefit for the fiscal 2006 nine-month period was 52.9% compared to income tax benefit for the fiscal 2005 nine-month period of 105%.   Included in the 52.9% effective tax rate for the nine months ended November 24, 2005 is approximately $1.2 million of benefit related to the different book and tax treatment of deductions related to stock compensation matters.  This benefit has been recorded in the current quarter upon completion of our 2005 tax return as the impact is considered discrete to this quarter.  Also, included in this effective rate is $.1 million of tax expense related to Canadian withholding tax.  Without these items, the effective tax rate for the nine-month period ended November 24, 2005 is 29.8% (benefit of $1.4 million) on the cumulative loss recognized for this period.  The effective tax rate is calculated based on our projected fiscal 2006 pretax operating results and expected book-to-tax permanent differences. The significant benefit recorded in the prior year (105% for the nine months ended November

25, 2004) was primarily related to the book-to-tax permanent differences generated due to the offering of the Notes, which occurred in the first quarter of the prior year.

Net (loss) income for the fiscal 2006 three-month period was a net loss of $1.2 million, compared to net loss of $.5 million for the comparable period in the prior year. Net loss for the fiscal 2006 nine-month period was a net loss of $2.2 million, compared to net income of $2.0 million for the comparable period in the prior year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Net cash used in operations was $.9 million for the fiscal 2006 nine-month period, compared to net cash provided by operations of $22.0 million for the fiscal 2005 nine-month period.  Significant non-cash items included in the comparable period in the prior fiscal year were $2.9 million for the write-off of debt issuance costs and $.5 million related to accelerated vesting of stock options, which are related to the $162.0 million Notes offering completed in the fiscal 2005 nine-month period.   These charges are offset by a gain on sale of equipment of $2.4 million.  Net of these items, non-cash items for the fiscal 2005 nine-month period totaled $15.1 million compared to $11.5 million for the 2006 fiscal nine-month period.    Cash flows used by changes in working capital totaled $10.2 million for the fiscal 2006 nine-month period, compared to cash flows provided of $3.9 million in the fiscal 2005 nine-month period.  With respect to the changes in accounts receivable and inventory, cash used by these items was $3.1 million for the fiscal 2006 nine-month period compared to cash provided by these items of $5.0 million for the comparable period in the prior fiscal year.  Cash used by changes in prepaid expenses and other current assets was $.8 million for the fiscal 2006 nine-month period compared to cash provided of $.1 million for the comparable period in the prior fiscal year.  Cash used by changes in income tax receivable was $2.1 million for the fiscal 2006 nine-month period compared to cash used of $4.5 million for the comparable period in the prior year.  Cash used by changes in accounts payable, accrued expenses, accrued interest and income taxes for the fiscal 2006 nine-month period was $4.2 million compared to cash provided of $3.3 million for the comparable period in the prior year.

Net cash used in investing activities for the fiscal 2006 nine-month period was $9.8 million compared to net cash used in investing activities of $3.7 million for the fiscal 2005 nine-month period.  The change relates to the level of capital spending period over period, offset in the prior year by the machine sale proceeds.

Net cash used in financing activities for the fiscal 2006 nine-month period was $.3 million compared to net cash provided by financing activities of $1.5 million for the fiscal 2005 nine-month period.  Net cash used in the fiscal 2006 nine-month period relates primarily to payments on our industrial revenue bond. In the comparable period in the prior fiscal year, proceeds, net of $1.8 million of original issue discount, from the Note offering (see discussion below) of $160.2 million were offset by net payments on long-term debt and the revolving line of credit of $43.9 million and $11.0 million, respectively, $96.8 million to fund dividends to our Parent to repurchase shares of our parent’s common stock and warrants, prepayment penalties of $.4 million and debt issuance costs of $6.7 million.

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

As of November 24, 2005, there were no outstanding borrowings under the working capital facility.

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

Cash as of November 24, 2005 decreased to $16.3 million from $27.0 million as of the end of the fiscal year ended February 28, 2005, or fiscal year 2005.  The decrease in our cash position was primarily due to the semi-annual interest payments on the Notes and capital expenditures partially offset by cash provided by operations, net of the effect of the interest payments, in the fiscal 2006 nine-month period.

Receivables, net as of November 24, 2005 decreased to $34.1 million from $35.8 million as of the end of fiscal year 2005.   This decrease is the result of an improvement in our days sales outstanding to 36 days from 38 days at the end of fiscal year 2005.

Inventories as of November 24, 2005 increased to $29.5 million from $24.6 million as of the end of fiscal year 2005.  This increase is primarily attributable to the decrease in machine-glazed segment sales experienced in the fiscal 2006 nine-month period resulting in a build in inventory levels and the need to replenish some tissue inventories that were critically low at the end of fiscal year 2005.

Prepaid expense and other current assets as of November 24, 2005 increased to $4.3 million from $3.5 million as of the end of fiscal year 2005.  This increase is primarily attributable to an increase in prepaid coal due to our normal build-up in coal supplies at our Menominee mill prior to the winter months.

Income tax receivable as of November 24, 2005 was $2.1 million due to the recording of a receivable in the fiscal 2006 three-month period.  See income tax discussion above.

Property, plant and equipment, net as of November 24, 2005 increased to $97.7 million from $97.3 million as of the end of fiscal year 2005.  The net increase consists of a one-time adjustment of $2.3 million to correct the cumulative effective of improperly translating the value of our Canadian subsidiary’s property, plant equipment (as discussed above), capital expenditures of $9.8 million, offset by depreciation expense of $11.7 million.

Accrued expenses as of November 24, 2005 decreased to $14.8 million from $15.2 million as of the end of fiscal year 2005.  The decrease is attributable to the payment of business performance bonuses in the fiscal 2006 nine-month period that were earned in fiscal year 2005. No such bonuses were earned in the fiscal 2006 nine-month period.  The impact of the decrease in bonuses is partially offset by higher energy costs in the fiscal 2006 nine-month period resulting in higher accrual balances as of November 24, 2005.

Accrued interest as of November 24, 2005 decreased to $3.3 million from $7.4 million as of the end of fiscal year 2005 due primarily to semi-annual interest payment in September 2005.

Stockholders’ deficiency as of November 24, 2005 decreased to $7.1 million compared to $7.6 million as of the end of fiscal year 2005.   The decrease was a result of the increase in accumulated other comprehensive income due to a one-time adjustment of $2.3 million to reflect the translation of property, plant and equipment at month-end rates as opposed to historical rates (as described above), offset partially by the net loss generated for the fiscal 2006 nine-month period.

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

New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No.3” (“SFAS 154”). This standard replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 requires that the change in accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. Such a change would require us to restate our previously issued financial statements to reflect the change in accounting principle to prior periods presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 will not have a material impact on our results of operations and financial position.

In March 2005, FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143)” (“FIN 47”) was issued. FIN 47 provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. We are currently evaluating the potential impact of FIN 47.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”).  SFAS 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” by replacing the exception from fair value measurement for nonmonetary exchanges of similar productive assets with an exception for exchanges that do not have commercial substance.  SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005.  We expect the adoption of SFAS 153 will not have a material impact on our results of operations and financial position.

In December 2004, the FASB issued Statement No. 123 (revised), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends FASB Statement No. 95, “Statement of Cash Flows.”  The approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123.  However, the revised statement requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the consolidated statements of operations based on their fair values as they are earned by the employees under the vesting terms.  Pro forma disclosure of stock-based compensation expense, as is our practice under SFAS 123, will not be permitted commencing with fiscal year 2007, since SFAS 123R must be adopted by us at the beginning of the first annual period beginning after December 15, 2005.   Given we have applied a minimum-value approach, due to our lack of sufficient trading history to estimate expected stock volatility, to estimating compensation expense associated with employee stock options under SFAS 123, we are required to use the prospective method of SFAS 123R, whereby nonvested awards outstanding at the date of adoption of SFAS 123R will continue to be accounted for in the same manner as they had been previous to the adoption.  All awards granted, modified or settled after adoption will be accounted for using the measurement, recognition and attribute provisions of FAS 123R.

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004” (“FAS 109-1”).  The American Jobs Creation Act of 2004 (the “AJCA”), introduces a special 9% tax deduction when fully phased in on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109.  We have determined that the amount of the special deduction for fiscal year 2006 will not have a significant impact on the effective tax rate for the fiscal year.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4 “(“SFAS 151”).  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage.  In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities.  The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We expect the adoption of SFAS 151 will not have a material impact on our results of operations and financial position.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In March 2004, we completed a Rule 144A offering of $162 million aggregate principle amount of Notes.  At the same time, we entered into a new $30 million revolving working capital facility.  We raised approximately $152.2 million, net of debt issuance costs and original discount on the notes.  The proceeds, along with a drawdown from the new revolver, were used to pay off existing debt of approximately $56 million and to fund a stockholder dividend to the Parent to repurchase shares of its common stock and warrants and fund compensation from the redemption of employee stock options of $100.2 million.  As a result of these transactions, we are highly leveraged.  As of November 24, 2005, there were no borrowings on the new working capital facility, but we have the ability to borrow funds under this facility up to an aggregate of $30 million and could be adversely affected by a significant increase in interest rates.  We also have obligations under an industrial revenue bond (balance as of November 24, 2005 of $.3 million) that is payable in annual installments with interest ranging from 4.8% to 6.65%.

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. We are exposed to market risk from changes in foreign currency exchange rates, primarily in Canada.  All international sales, other than sales originating from our Canadian subsidiary, are denominated in U. S. dollars.  Due to our Canadian operations however, we could be adversely affected by unfavorable fluctuations in foreign currency exchange rates.

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

Cellu Tissue Holdings, Inc.

Date:	January 6, 2006	/s/ Russell C. Taylor
Mr. Russell C. Taylor
President and Chief Executive Officer

Date:	January 6, 2006	/s/ Dianne M. Scheu
Ms. Dianne M. Scheu
Senior Vice President, Finance and Chief
Financial Officer