Form 10-K
period 2006-02-28
Cellu Tissue Holdings, Inc.
filed 2006-05-09
CIK 1295976

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-118829

Cellu Tissue Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 3442 Francis Road Suite 220, Alpharetta, Georgia (Address of principal executive offices)	06-1346495 (IRS Employer Identification No.) 30004 (Zip Code)
(678) 393-2651 (Registrant's telephone number, including area code) Not Applicable (Former name, former address and former fiscal year, if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act:    None

        Securities registered pursuant to Section 12 (g) of the Act:    None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒ No ☐

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer"in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        There is no market for the Registrant's equity. The number of shares of issuer's Common Stock, $.01 par value, outstanding on May 1, 2006 was 100 shares.

        Documents incorporated by reference: None

PART I

ITEM 1. BUSINESS

        Cellu Tissue Holdings, Inc. ("we", "us" or "the Company") manufactures and markets a variety of specialty tissue hard rolls and machine-glazed paper used in the manufacture of various end products, including diapers, facial and bath tissue, assorted paper towels and food wraps. In addition, we produce a variety of converted tissue products. Our customers include major North American producers of branded and unbranded disposable consumer absorbent and tissue products for the personal and health care markets; consumer and away-from-home tissue products companies; national and regional tissue products distributors; and third-party converters who sell their products to food, bakery and confections companies. We service a diverse group of high-quality customers, with three of our top 10 customers belonging to the Fortune 150 group of companies. For fiscal year ended February 28, 2006, or fiscal year 2006, we sold 261,184 tons of tissue and machine-glazed paper products, generating net sales of $328.8 million.

        Our business is comprised of two segments: tissue and machine-glazed paper. We own and operate six strategically located manufacturing facilities with an aggregate annual production capacity of approximately 268,000 tons of tissue and machine-glazed paper hard rolls, currently consisting of approximately 180,000 tons of tissue hard roll production capacity and approximately 88,000 tons of machine-glazed paper hard roll production capacity. In addition, our tissue converting equipment and machine-glazed paper converting equipment currently have annual converting production capacities of approximately 90,000 and 29,000 tons, respectively.

        Tissue.    Our tissue segment consists of two product lines: (1) hard roll tissue and (2) consumer and away-from-home converted tissue products.    For fiscal year 2006, our tissue segment sold 179,401 tons of tissue, generating net sales of $232.8 million, or approximately 70.8% of our net sales, and 67.9% of our gross margin.

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

        We entered the consumer and away-from-home converted tissue products market following our August 2002 acquisition of a previously idle manufacturing and converting facility in Wisconsin. We began manufacturing at our Wisconsin facility in August 2002 and began producing our full line of converted tissue products by March 2003. We have significantly increased the sales of products from the Wisconsin facility since its acquisition to in excess of $100.0 million in fiscal 2006.

        Machine-glazed paper.    We produce machine-glazed paper hard rolls at our Michigan, Mississippi and Ontario facilities in a variety of weights, widths and surface characteristics. Machine-glazed paper is tissue paper with a glazed coating and, in some cases, other moisture and grease- resistant coatings. We sell our machine-glazed paper hard rolls to third-party converters that manufacture fast food and commercial food wrap, as well as niche market products such as gum wrappers, coffee filters, tobacco papers, wax paper and butter wraps. We use the balance of our machine-glazed paper hard rolls at our Michigan facility to produce converted wax paper products, including wet and dry wax paper, sandwich bags and microwavable wax paper. The majority of our converted wax paper products manufactured at our Michigan facility is sold as branded products to a single customer. For fiscal year 2006, our machine-glazed paper segment sold 81,783 tons of machine-glazed paper hard rolls and converted wax paper products, generating net sales of $96.0 million, or approximately 29.2% of our net sales, and 32.1% of our gross margin.

        We were incorporated in Delaware in 1984. At the time of our incorporation, we acquired the assets of our Connecticut facility and, in 1995, we purchased our Mississippi facility. Throughout 1998, we acquired the assets of each of our Michigan, New York and Ontario facilities and, in 2002, we purchased our Wisconsin facility.

Subsequent Event

        On May 8, 2006, Cellu Paper Holdings, Inc., our parent, entered into an Agreement and Plan of Merger with Cellu Parent Corporation, a corporation organized and controlled by Weston Presidio V, L.P. ("Weston Presidio"). Pursuant to the agreement, Cellu Acquisition Corporation, a newly formed wholly owned subsidiary of Cellu Parent Corporation, will merge with and into our parent, with our parent surviving. The aggregate merger consideration (including assumption of $162.0 million in aggregate principal amount of our outstanding 9.75% senior secured notes) to be paid to our parent will be $205 million, subject to adjustment for working capital and actual net cash at closing versus agreed upon targets, and for certain tax benefits that we may realize. In addition, total consideration is subject to adjustment for up to an additional $35 million in contingent earnout consideration based upon the achievement of certain financial targets. If any portion of the contingent payments are unable to be made, then Weston Presidio has agreed to provide necessary funds to former holders of our parent's capital stock, options and warrants through an equity investment in our parent or otherwise.

        The merger is subject to customary conditions including the approval of our parent's stockholders, the expiration of antitrust waiting periods, our receipt of the consent of the holders of at least 95% in aggregate principal amount of the Notes, the refinancing of our existing working capital facility and the satisfaction of other customary conditions. The merger is expected to close by June 2006. Cellu Parent Corporation plans to finance the cash portion of the merger consideration with equity contributed by Weston Presidio.

Business strengths

        Some of our key business strengths are as follows:

        Increased net sales and profitability potential in our converting business.    We entered into the consumer and away-from-home converted tissue products market following the August 2002 acquisition of our Wisconsin manufacturing and converting facility and related equipment for approximately $30.0 million. We believe that the Wisconsin facility is an efficient, low-cost producer of converted tissue products such as bath and facial tissue, napkins and folded and rolled towels. The facility includes five light dry crepe paper machines with approximately 78,000 tons of annual tissue production capacity and 12 converting lines with approximately 90,000 tons of annual converting capacity. In addition, the facility includes a complete distribution center with fully automated unitizing and wrapping capacities. Sales of our converted tissue products in the consumer and away-from-home converted tissue products market generate significantly greater revenue per ton than sales of hard roll tissue. We believe that, as we continue to increase the utilization of our converting capacity, we will increase our profits and generate higher margins on our consumer and away-from-home converted tissue products.

        Low- cost manufacturing operations.    Our strategic manufacturing facility locations and flexible production capacity, combined with our relatively low overhead costs, contribute to our competitive position in the marketplace. We believe that our Wisconsin facility acquired in August 2002 is a low- cost tissue production facility and has helped us continue to improve our competitive position. In addition, since 2001, we have established ongoing cost-saving investments and productivity improvement initiatives.

        Diversified and high-quality customer base.    We sell to a highly diversified customer base, thereby reducing our dependence on any single customer, with only one customer (Kimberly-Clark) representing more than 10% of our net sales for fiscal year 2006. Our customers include leading branded and private label tissue products companies, tissue and machine-glazed paper converters, distributors of tissue products, fast food restaurants and third-party converters who sell their products to food, bakery and confections companies. Notably, our customers include all of the major producers in North America of branded and unbranded disposable consumer absorbent and tissue products for the personal and health care markets and three of our top 10 customers are Fortune 150 companies.

        Experienced and incentivized management team.    We are managed by an experienced team of executive officers that have an average of over 20 years of experience in the paper products industry. Russell C. Taylor has been our president and chief executive officer since 2001 and has over 25 years of industry experience. Prior to coming to our company, he was a senior executive at Kimberly-Clark Corporation, a leading personal care consumer products company. Mr. Taylor leads a team of senior executives with expertise in the paper and paper products industry with proven management and strategic experience.

Business strategy

        Our overall strategy is to increase revenues, optimize our product mix and lower costs to enhance our position within the paper industry. We intend to implement this strategy through our five key initiatives set forth below:

        Maximize utilization of our converting capacity.    Our Wisconsin facility began producing our full line of consumer and away-from-home converted tissue products in March 2003.    As part of our growth strategy, we continue to increase the production of converted tissue products across our 12 converting lines by expanding our customer base for our consumer and away-from-home converted tissue products. Toward that end, we continue to promote our "customer delight" program, producing quality products at competitive prices and building on past relationships with customers in our hard roll tissue products line. We have expanded our dedicated sales force in the consumer and away-from-home converted tissue products market to capitalize on these opportunities. As a result, we believe that we can continue to increase the utilization of the converting capacity at our Wisconsin facility.

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

        Continue our pulp cost management strategy.    Since 2001, we have developed and implemented a pulp cost management strategy that has been highly effective in reducing our pulp costs. In general, pulp is purchased in highly competitive, price sensitive markets. The market price and availability of wood pulp have at times fluctuated greatly due to weather, economic or general industry conditions. As part of our pulp cost management strategy, we have supply agreements with various pulp suppliers on favorable terms, with the last agreement expiring in February 2008. We believe that these supply agreements or equivalent ones will enable us to purchase in excess of 50% of our total pulp requirements for fiscal year 2007 at pulp prices below published list prices, and allow us to shift a portion of our pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall. We believe that these supply agreements provide us with significant protection against the risk of fluctuating pulp costs and offer a substantial savings from purchasing pulp on the spot market during periods of tight supply. In addition, we believe that we are one of the top five purchasers of pulp by volume in North America.

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

        The following table illustrates the annual hard roll production capacity at each of our manufacturing facilities based on current utilization and the type of products produced at each of such facilities:

	Total hard roll capacity (tons per year)	Hard roll tissue	Hard roll machine- glazed paper	Tissue converting	Machine-glazed paper converting
Connecticut	29,000	X
Michigan	33,000		X		X
Mississippi	49,000	X	X
New York	31,000	X
Ontario	48,000	X	X
Wisconsin	78,000	X		X

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

Ontario facility

        Our Ontario facility is a 256,000 square foot complex located in St. Catharines, Ontario, Canada. The facility consists of three types of machines: through-air dried, machine- glazed and machine- finished.

        All three of these types of machines have color capability. Our through-air dried machine produces highly absorbent bulky sheets in basis weights from nine to 25 pounds used in the manufacture of folded and rolled towels, facial and bath tissue, napkins and absorbent tissues. Our machine- glazed machine produces high-glazed sheets in basis weights between 10 and 35 pounds. The machine-glazed paper produced is used for foil laminating, poly coating, waxing, printing and sheeting applications and is sold to third-party converters for a variety of applications in the quick service food industry and to manufacture niche market products such as gum wrappers, tobacco papers and butter wraps. Our machine- finished machine produces wax paper base stock and wet creped tissue used in the manufacture of coffee filters, masking tape and washroom towel base papers. All of the products manufactured at our Ontario facility are produced in jumbo rolls and sold to North American converters for further processing.

        In November 2005, we made the decision to indefinitely idle the machine-glazed machine at our Ontario facility and we are currently evaluating business alternatives with respect to the idle machine.

Wisconsin facility

        Our Wisconsin facility is a 1.2 million square foot facility located in Neenah, Wisconsin. We acquired this facility in August 2002 and added converting capacity to the facility subsequent to its acquisition. The facility currently consists of five light dry creped paper machines with up to 78,000 tons of annual hard roll tissue production capacity and 12 converting lines with approximately 90,000 tons of annual converting capacity. A complete distribution center with fully automated unitizing and wrapping capabilities is located adjacent to the facility. This facility produces converted tissue products such as facial and bath tissue, napkins and paper towels, as well as unconverted hard roll tissue, and enables us to offer our customers flexibility in the price, grade, softness, package configuration and size of our products. For example, our products can be manufactured completely with virgin pulp (for premium products) or recycled fiber (for value products) or any combination thereof. Our machines have color and multi-ply capacity. The facility contains full-width Bretting M-fold towel, kitchen roll towel and napkin machines. We also utilize a multi-fold facial line.

        The facility is in close proximity to major interstate highways and supports a rail spur that runs directly to the facility. In addition, the facility enjoys a strategic geographic advantage in servicing the midwestern U.S. markets.

Raw material and energy sources and supply

        The primary raw material used in our various facilities is wood pulp (both virgin pulp and recycled fiber). Other costs include natural gas, electricity, fuel oil and, in our Michigan facility, coal. As part of our pulp cost management strategy, we have supply agreements with various pulp suppliers on favorable terms, with the last agreement expiring in February 2008. We believe that these supply agreements or equivalent ones will enable us to purchase in excess of 50% of our total pulp requirements for fiscal year 2007. These agreements require minimum purchases at prices that are discounted from published list prices, and allow us to shift a portion of our pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall. The balance of our pulp requirements is purchased on the open market. We satisfy all of our energy requirements through purchases of natural gas (other than for our Michigan facility) and electricity from local utility companies. At our Michigan facility, our power boilers generate most of our energy requirements through the use of coal, with the balance being supplied through the purchase of natural gas by contract.

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

        In all areas, we believe that we compete on the basis of product quality and performance, price, service, sales and distribution. See "Item 1A. Risk factors.-"Excess supply in the markets we serve may reduce the prices we are able to charge for our products."

Major customers

        Our customer base is comprised of leading tissue consumer products companies, tissue and machine-glazed paper converters, manufacturers of private label products and distributors of tissue products. Three of our top 10 customers are Fortune 150 companies. Our 10 largest customers represented 64.4% of sales for the fiscal year ended February 29, 2004, or fiscal year 2004, 64.2% of sales for the fiscal year ended February 28, 2005, or fiscal year 2005, and 56.8% of sales for the fiscal year ended February 28, 2006, or fiscal year 2006. Kimberly-Clark Corporation, our current largest single customer, and Alcoa represented 11.1% and 10.9% of sales, respectively, in fiscal year 2004, and Kimberly-Clark represented 17.6% and 12.3% of sales in fiscal year 2005 and fiscal year 2006, respectively. No other customer accounted for more than 10% of our sales in fiscal year 2004, fiscal year 2005 or fiscal year 2006.

Employees and labor relations

        As of February 28, 2006, we employed approximately 883 active full-time employees, consisting of 724 hourly employees and 159 salaried employees. We have collective bargaining agreements with the United Steelworkers of America, referred to as USW, (formerly represented by the Paper, Allied—Industrial, Chemical & Energy Workers International Union, referred to as PACE) prior to PACE's merger with and into USW) covering approximately 476 of our hourly employees in our Michigan, New York and Wisconsin facilities, collectively. In addition, we have a collective bargaining agreement with Independent Paperworkers of Canada covering approximately 77 employees in our Ontario facility. Our collective bargaining agreements expire between August 2008 and February 2010.

        In July 2005, the USW was elected to represent 84 hourly employees at our Mississippi facility, and was certified by the National Labor Relations Board as the exclusive collective bargaining representative of such employees. We are in the process of negotiating a collective bargaining agreement with USW.

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

        We own the trademark Waxtex™ which is used in connection with our machine-glazed paper products brand produced at our Michigan facility. We also own the trademark Magic Soft™ used in association with the converted facial and bath tissue, paper towel and napkin products manufactured at our Wisconsin facility and the trademarks Interlake™ and Interlake Paper™.

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

Forward-looking statements

        This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as "believe," "anticipate," "expect," "estimate," "intend," "project," "plan," "will" or words or phrases of similar meaning. Forward-looking statements are subject to many uncertainties and other variable circumstances, including those discussed in this Annual Report under the heading "Risk Factors", many of which are outside of our control, that could cause our actual results and experience to differ materially from those we thought would occur. Other risks besides those listed in "Item 1A. Risk Factors" can adversely affect us. New risk factors can emerge from time to time. It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in the forward-looking statements. Given these risks and uncertainties, we urge you to read this Annual Report completely and with the understanding that actual future results may be materially different from what we plan or expect. We will not update these forward-looking statements even if our situation changes in the future.

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

Item 1A.    Risk Factors

The cyclical nature of the specialty paper, packaging and tissue industry could have a material adverse effect on our business, financial condition and operating results.

        The market for specialty paper, packaging and tissue products is highly cyclical and sensitive to changes in general business conditions, industry capacity, consumer preferences and other factors. Demand is also influenced by fluctuations in inventory levels held by customers and consumer preferences. Supply depends primarily on industry capacity and capacity utilization rates. In periods of economic weakness reduced spending by consumers and businesses results in decreased demand, potentially causing downward price pressure. In particular, in recent years the away-from-home converted tissue products market has been adversely impacted by reduced consumer and business spending on travel and entertainment. Industry participants may also, at times, add new capacity or increase capacity utilization rates, potentially causing supply to exceed demand and exerting downward price pressure. We have no control over these factors and they can heavily influence our financial performance.

Our operating results depend upon our wood pulp costs.

        Pulp is the principal raw material used in the manufacture of our specialty paper and tissue products. It is purchased in highly competitive, price sensitive markets. We buy a significant amount of pulp and other raw materials either through supply agreements or on the spot market. For fiscal year 2006 we purchased approximately 270,000 tons of pulp.

        We have agreements with various pulp suppliers which expire between December 2006 and February 2008. We believe that these supply agreements or equivalent ones will enable us to purchase in excess of 50% of our total pulp requirements for fiscal year 2007. These agreements require minimum purchases at prices that are in most cases, discounted from published list prices. The balance of our pulp requirements will be purchased in the spot market. If upon expiration of these agreements or upon failure of our supplies to fulfill their obligations under these agreements, we are unable to obtain wood pulp on terms as favorable as those contained in these agreements, our cost of goods sold may increase and results of operations will be impaired. As a result, our ability to satisfy customer demands and to manufacture products in a cost-effective manner may be materially adversely affected.

        In addition, the costs and availability of wood pulp have at times fluctuated greatly because of weather, economic global buying behaviors or general industry conditions. From time to time, timber harvesting may be limited by natural events, such as fire, insect infestation, disease, ice storms, excessive rainfall and wind storms or by harvesting restrictions. Production levels within the forest products industry are also affected by such factors as currency fluctuations, duties and finished lumber prices. These factors can increase the price we may have to pay to our existing suppliers or from any new suppliers. In the presence of oversupply in the markets we serve, selling prices of our finished products may not increase in response to raw material price increases. If we are unable to pass any raw material price increases through to our customers, our business financial condition and operating results may be materially adversely affected.

Our energy costs may be higher than we anticipated, which could have a material adverse effect on our business, financial condition and operating results.

        We use energy, mainly natural gas, electricity and fuel oil, to operate machinery and to generate steam, which we use in our production process. Energy prices, particularly for natural gas and fuel oil, have continued to increase since 2000, with a corresponding effect on our production costs. We spent approximately $44.1 million in fiscal year 2006 on electricity, natural gas, oil and coal.    Our Mississippi and Wisconsin facilities operate in regulated energy markets. Our other four facilities operate in deregulated energy markets. If our energy costs are greater than anticipated, our business, financial condition and operating results may be materially adversely affected.

Unforeseen or recurring operational problems and maintenance outages at any of our facilities may cause significant lost production.

        Our manufacturing process could be affected by operational problems that could impair our production capability. Each of our facilities contains complex and sophisticated machines that are used in our manufacturing process. Disruptions or shutdowns at any of our facilities could be caused by:

  •
  maintenance outage to conduct maintenance operations that cannot be performed safely during operations;

  •
  prolonged power failures or reductions, including the effect of lightning strikes on our electrical supply;

  •
  breakdown, failure or substandard performance of any of our pulping machines, paper machines, recovery boilers, converting machines or other equipment;

  •
  noncompliance with material environmental requirements or permits;

  •
  shortages of raw materials, a drought or lower than expected rainfall on our water supply;

  •
  disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads;

  •
  fires, floods, tornados, hurricanes, earthquakes or other catastrophic disasters;

  •
  labor difficulties; or

  •
  other operational problems.

        If our facilities are shut down, they may experience prolonged startup periods, regardless of the reason for the shutdown. Those startup periods could range from several days to several weeks, depending on the reason for the shutdown and other factors. Any prolonged disruption in operations of any of our facilities could cause significant lost production, which would have a material adverse effect on our business, financial condition and operating results.

Labor disputes or increased labor costs could disrupt our business and have a material adverse effect on our financial condition and operating results.

        Approximately 63% of our active full-time employees are represented by either the USW or the Independent Paper Workers of Canada through various collective bargaining agreements.

        In July 2005, the USW was elected to represent 84 hourly employees at our Mississippi facility, and was certified by the National Labor Relations Board as the exclusive collective bargaining representative of such employees. We are in the process of negotiating a collective bargaining agreement with USW.

        The collective bargaining agreements for our facilities expire between August 2008 and February 2010. It is likely that our workers will seek an increase in wages and benefits at the expiration of each of those contracts.

        Any significant work stoppage in the future or any significant increase in labor costs could have a material adverse effect on our business, financial condition and operating results.

We are dependent upon continued demand from our large customers.

        Our largest customers account for a significant portion of our sales. Our ten largest customers represented 64.4% of our sales for fiscal year 2004, 64.2% of our sales for fiscal year 2005 and 56.8% of our sales for fiscal year 2006.    Some of our large customers (including four of our 10 largest customers) have the capability of producing the products that they currently buy from us. The loss or significant reduction of orders from any of our large customers could have a material adverse effect on our business, financial condition and operating results.

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

We face many competitors, several of which have greater financial and other resources.

        We face competition in each of our markets from companies that produce the same type of products that we produce or that produce alternative products that customers may use instead of our products. We currently compete in the specialty paper, packaging, tissue and converted paper markets. Some of our competitors may be able to produce certain of our products at lower cost than us. Additionally, many of our competitors are large, vertically integrated companies that are more strongly capitalized than us or have more financial resources than us. Any of the foregoing factors may enable our competitors to better withstand periods of declining process and adverse operating conditions. In addition, changes within the paper industry, including the consolidation of our competitors and consolidation of companies in the distribution channels for our products, have occurred and may continue to occur and may have a material adverse effect on our business, financial condition and operating results.

Excess supply in the markets we serve may reduce the prices we are able to charge for our products.

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

  •
  the decision by our large customers to discontinue outsourcing the production of their products to us and to produce their products themselves;

  •
  acquisition of a customer by one of our competitors, who thereafter replaces us as a supplier for that customer; and

  •
  our failure to control costs.

        These competitive factors could cause our customers to shift to other products or attempt to produce products themselves. Additional competition could result in lost market share or reduced prices for our products.

        New machines may be built or idle machines may be activated, which would add more capacity to the specialty paper, packaging, tissue and converted paper and tissue product markets. Increased production capacity in any of these markets could cause an oversupply resulting in lower market prices for our products and increased competition, either of which could have a material adverse effect on our business, financial condition and operating results.

We may lose business to competitors who underbid us, and we may be otherwise unable to compete favorably under declining market conditions.

        Demand for specialty paper, packaging, tissue and converted paper and tissue products tends to be more price-sensitive during declining market conditions than during normal market conditions. When market conditions decline, our competitors are more likely to try to underbid our prices in markets where we enjoy a leading position to target some of our market share in those markets. This competitive behavior could drive market prices down and hinder our ability to pass on increases in raw material costs to our customers. Because of the fixed-cost nature of our business, our overall profitability is sensitive to minor shifts in the balance between supply and demand. Competitors having lower operating costs than we do will have a competitive advantage over us with respect to products that are particularly price-sensitive.

The loss of our key managers could materially and adversely affect our business, financial condition and operating results.

        Our future success depends, in significant part, upon the continued services of our management personnel. Our chief executive officer, Russell C, Taylor, has over 25 years experience in the paper and paper products industry. Our senior executives have an average of over 20 years experience in the paper and paper products industry. The market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise. Therefore, the loss of services of one or more of our key senior management could materially and adversely affect our business, financial condition and operating results.

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

        Our ability to make scheduled payments on, or to refinance our obligations with respect to, our indebtedness, including the $162,000,000 aggregate principal amount of our 9 3/4% senior secured notes due 2010 that we issued in March 2004, referred to as the Notes, or to fund our other liquidity needs will depend on our financial and operational performance which in turn will be affected by general economic conditions and by financial, competitive, regulatory and other factors beyond our control.    In addition, the guarantee of the Notes by our Canadian subsidiary resulted in the inclusion of the earnings of that subsidiary in our U.S. taxable income and an increase in our U.S. income taxes that was substantial. If we are unable to generate sufficient cash flow to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of sales and the amount of proceeds that may be realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, would materially and adversely affect our financial condition and results of operations and our ability to satisfy our obligations under the Notes.

Our significant debt obligations could limit our flexibility in managing our business and expose us to certain risks.

        We are highly leveraged. As of February 28, 2006, we had $161.1 million of indebtedness outstanding. In addition, we are permitted under our working capital facility and the indenture governing the Notes to incur additional debt, subject to certain limitations. Our high degree of leverage may have important consequences to investors, including the following:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following table contains our selected consolidated financial data for the years ended February 28, 2006 and 2005, February 29, 2004 and February 28, 2003 and 2002. Our selected consolidated results of operations and other data for fiscal year 2006, fiscal year 2005 and fiscal year 2004, and our selected consolidated balance sheet data at February 28, 2006 and 2005, have been derived from audited consolidated financial statements included elsewhere in this Annual Report. Our selected consolidated results of operations and other data for fiscal year 2003 and fiscal year 2002, and our selected consolidated balance sheet data at February 29, 2004 and February 28, 2003 and 2002, have been derived from audited consolidated financial statements not included in this Annual Report. You should read the information set forth below in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Annual Report.

	Fiscal year ended
(Dollars in thousands)	Feb. 28, 2002	Feb. 28, 2003	Feb. 29, 2004	Feb. 28, 2005	Feb. 28, 2006
Statement of operations data:
Net sales:
Tissue segment	$109,864	$134,889	$189,744	$230,370	$232,865
Machine-glazed paper segment	96,219	97,549	100,519	102,523	95,968

Total net sales	206,083	232,438	290,263	332,893	328,833
Cost of goods sold	179,628	200,909	256,930	292,051	301,111

Gross profit	26,455	31,529	33,333	40,842	27,722
Income from operations	13,507	18,358	19,948	21,955	11,433
Net income (loss)	$17,516	$15,727	$7,147	$3,096	$(2,569)
Other financial data:
Net cash provided by operating activities	$11,841	$21,312	$20,259	$32,235	$8,600
Net cash used in investing activities	(3,277)	(42,096)	(10,547)	(7,416)	(13,050)
Net cash provided by (used in) financing activities	(10,103)	16,875	(10,241)	1,437	(282)
Depreciation and amortization	12,302	12,144	14,935	16,264	16,277
Capital expenditures (1)	3,578	16,080	10,547	11,419	13,050
EBITDA (2)	37,733	41,353	33,341	35,387	26,077
Balance sheet data:
Cash and cash equivalents	$3,664	$—	$—	$26,959	$22,824
Total assets	137,068	186,627	186,943	210,843	210,232
Total debt	66,996	67,575	55,787	161,060	161,080
Stockholders' equity (deficit)	37,000	76,139	84,482	(7,586)	(6,906)

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

	Fiscal Year Ended
(Dollars in thousands)	Feb. 28, 2002	Feb. 28, 2003	Feb. 29, 2004	Feb. 28, 2005	Feb. 28, 2006
EBITDA	$37,733	$41,353	$33,341	$35,387	$26,077
(Add) subtract:
Interest expense	8,287	2,621	7,085	17,507	17,367
Provision for (benefit from) income taxes	842	10,989	5,151	(74)	(3,575)
Depreciation	11,088	12,016	13,958	14,858	14,854

Net income (loss)	17,516	15,727	7,147	3,096	(2,569)
Add (subtract):
Depreciation and amortization	12,302	12,144	14,935	16,264	16,277
Gain on early extinguishment of debt	(13,083)	(11,244)	—	—	—
Write-off of debt issuance costs and prepayment penalties	—	—	—	2,895	—
Accelerated vesting of stock options	—	—	—	534	82
Provision for deferred income taxes	643	9,347	2,821	1,431	(2,955)
Other non-cash charges	2,770	684	667	(1,686)	290
Net changes in working capital	(8,307)	(5,346)	(5,311)	9,701	(2,525)

Net cash provided by operating activities	$11,841	$21,312	$20,259	$32,235	$8,600

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

        In our tissue segment, we derive our revenues from the sale of (1) tissue hard rolls sold as facial and bath tissue, napkin and paper towel stock, as well as absorbent cover stock, and (2) converted tissue products, including a variety of private label consumer and away-from-home bath and facial tissue, napkins and folded and rolled towels. We derive our revenues in our machine-glazed paper segment from the sale of (1) machine-glazed paper hard rolls to third-party converters that manufacture fast food and commercial food wrap, as well as niche market products such as gum wrappers, coffee filters, tobacco papers, wax paper and butter wraps and (2) converted wax paper products, including wet and dry wax paper, sandwich bags and wax paper. For fiscal year 2006 and fiscal year 2005, our tissue segment generated $232.8 million and $230.4 million, respectively, or approximately 70.8% and 69.2%, respectively, of our total net sales, and our machine-glazed paper segment generated $96.0 million and $102.5 million, respectively, or approximately 29.2% and 30.8%, respectively, of our net sales. For fiscal year 2004, our tissue segment generated net sales of $189.8 million or approximately 65.4% of our net sales, and our machine-glazed paper segment generated net sales of $100.5 million, or approximately 34.6% of our net sales.

        We entered the consumer and away-from-home converted tissue products market following the August 2002 acquisition of our Wisconsin manufacturing and converting facility. Our Wisconsin facility has added approximately 78,000 tons of annual hard roll tissue production capacity and 12 converting lines with approximately 90,000 tons of annual converting production capacity. Sales of our converted tissue products in the consumer and away-from-home converted tissue products market generate significantly greater revenue per ton than sales of hard roll tissue. Our Wisconsin facility began producing our full line of consumer and away-from-home converted tissue products in March 2003. We believe that, as we continue to increase the utilization of our converting capacity, we will increase our profits and generate higher margins on our consumer and away-from-home converted tissue products.

        The primary component of cost of goods sold for each of our segments is pulp, which represented approximately 43%, 46% and 45% of our cost of goods sold in fiscal year 2006, fiscal year 2005 and fiscal year 2004, respectively. We have supply agreements with various pulp suppliers, with the last agreement expiring in February 2008. We believe under these agreements or their equivalents, we will purchase in excess of 50% of our total pulp requirements for fiscal year 2007. These supply agreements permit us to purchase pulp at prices that are discounted from published list prices and allow us to shift a portion of our pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall. The balance of our pulp requirements are purchased on the open market.

        Our labor, manufacturing, energy, other materials and depreciation costs in the aggregate represented approximately 57%, 54% and 55% of our cost of goods sold for fiscal year 2006, fiscal year

2005 and fiscal year 2004, respectively. Those costs are broken down as follows: (1) wages and benefits made up approximately 10% for each of fiscal year 2006, fiscal year 2005 and fiscal year 2004; (2) manufacturing overhead represented approximately 17%, 18% and 19% for fiscal year 2006, fiscal year 2005 and fiscal year 2004, respectively; (3) energy costs represented approximately 15%, 11% and 11%, for fiscal year 2006, fiscal year 2005 and fiscal year 2004, respectively; (4) other materials (including chemicals, wax, dye and packaging) represented approximately 11%, 10% and 9%, for fiscal year 2006, fiscal year 2005 and fiscal year 2004, respectively; and (5) depreciation represented approximately 4%, 5% and 6% for fiscal year 2006, fiscal year 2005 and fiscal year 2004, respectively.

        We have collective bargaining agreements with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied—Industrial, and Service Workers International Union ("USW") in each of our Michigan, New York and Wisconsin facilities covering 476 of our hourly employees. In addition, we have a collective bargaining agreement with Independent Paper Workers of Canada covering 77 hourly employees in our Ontario facility. Our agreements expire between August 2008 and February 2010. In July 2005, the USW was elected to represent 84 hourly employees at our Mississippi facility, and was certified by the National Labor Relations Board as the exclusive collective bargaining representative of such employees. We are in the process of negotiating a collective bargaining agreement with USW. Historically, we have not experienced any significant labor disputes or work stoppages.

        We satisfy all of our energy requirements through purchases of natural gas (other than for our Michigan facility) and electricity from local utility companies. At our Michigan facility, our power boilers generate most of our energy requirements through the use of coal, with the balance being supplied through the purchase of natural gas by contract.

Subsequent Event

        On May 8, 2006, our parent entered into an Agreement and Plan of Merger with Cellu Parent Corporation, a corporation organized and controlled by Weston Presidio. See "Item 1. Business."

Results of operations

        The following table sets forth certain sales and operating data for our business segments for the periods indicated:

	Fiscal year ended
(Dollars in millions)
	Feb. 29, 2004	Feb. 28, 2005	Feb. 28, 2006
Net sales:
Tissue segment	$189.8	$230.4	$232.8
Machine-glazed paper segment	100.5	102.5	96.0

Total	$290.3	$332.9	$328.8

Gross profit:
Tissue segment	$21.3	$27.0	$18.8
Machine-glazed paper segment	12.0	13.8	8.9

Total	$33.3	$40.8	$27.7

Percentage of net sales:
Tissue segment	65.4%	69.2%	70.8%
Machine-glazed paper segment	34.6%	30.8%	29.2%

Total	100.0%	100.0%	100.0%

Gross margin:
Tissue segment	11.2%	11.6%	8.1%
Machine-glazed paper segment	11.8%	13.4%	9.3%

Total	11.5%	12.3%	8.4%

Shipments (tons):
Tissue segment	163,434	182,192	179,401
Machine-glazed paper segment	89,969	87,642	81,783

Total	253,403	269,834	261,184

Fiscal year ended February 28, 2006 (fiscal year 2006) compared to fiscal year ended February 28, 2005 (fiscal year 2005)

        Net sales for fiscal year 2006 decreased approximately $4.1 million, or 1.2%, to $328.8 from $332.9 million for fiscal year 2005. The decrease is attributable to a decrease in tonnage sold for fiscal year 2006 compared to the comparable period in the prior year. For fiscal year 2006, we sold 261,184 tons of tissue and machine-glazed products, compared to 269,834 tons sold in fiscal year 2005. Contributing to the decrease in volume sold for fiscal 2006 was the reduced operating schedule and ultimate shutdown of one of the machines at our Interlake facility in the third quarter of fiscal year 2006. Additionally, volume sold at our Mississippi facility was lower in fiscal year 2006 due to the shutdown of the mill for a week due to Hurricane Katrina. Furthermore, we experienced a shortfall in our machine-glazed segment volume in the first quarter of fiscal year 2006. Partially offsetting the decrease in volume sold for fiscal year 2006 over the prior year was an increase in net selling price per ton from $1,234 to $1,259 for fiscal year 2006.

        Net sales for our tissue segment for fiscal year 2006 increased $2.4 million, or 1.1%, to $232.8 million from $230.4 million for fiscal year 2005. The increase in net sales for the tissue segment is primarily attributable to growth in tissue converted product sales offset by unfavorable tissue hard roll mix.    For fiscal year 2006, we sold 179,401 tons of tissue, compared to 182,192 tons sold in fiscal year 2005. Net sales for our machine-glazed segment for fiscal year 2006 decreased $6.5 million, or 6.4%, to $96.0 million from $102.5 million for fiscal year 2005. The decrease in net sales for the machine-glazed segment is attributable to lower volume experienced in fiscal year 2006. For fiscal year 2006, we sold 81,783 tons of combined hard roll machine-glazed paper and converted wax paper products, compared to 87,642 tons for fiscal year 2005.

        Gross profit for fiscal year 2006 decreased to $27.7 million from $40.8 million, a decrease of $13.1 million, or 32.1% over fiscal year 2005. As a percentage of net sales, gross profit decreased to 8.4% for fiscal year 2006, compared to 12.3% for fiscal year 2005. The decrease in gross profit in fiscal year 2006 was primarily attributable to significant market price increases for both natural gas and electricity. The effect of the increase in energy prices for fiscal year 2006 was $11.4 million. Absent these energy price increases, gross margin for fiscal year 2006 would have been 11.9% compared to 12.3% for the comparable period in the prior year. Other factors which negatively impacted gross profit in fiscal year 2006 were unfavorable volume and expenses related to Hurricane Katrina. These negative factors were partially offset by the growth in gross profit of the tissue converting business.

        Gross profit for our tissue segment for fiscal year 2006 was $18.8, a decrease of $8.2 million, or 30.4%, over fiscal year 2005. Gross profit for our machine-glazed segment for fiscal year 2006 was $8.9 million, a decrease of $4.9 million, or 35.5%, over fiscal year 2005. The decrease in gross profit for the tissue segment was attributable to the increase in market energy prices as described above, unfavorable volume, unfavorable hard roll mix, all of which more than offset the improved gross profit in tissue converting. The decrease in gross profit for the machine-glazed segment was attributable to the increase in market energy prices and the decrease in tons sold. As a percentage of net sales, gross profit for the tissue segment decreased to 8.1% for fiscal year 2006 from 11.6% in fiscal year 2005. As a percentage of net sales, gross profit for the machine-glazed segment decreased to 9.3% for fiscal year 2006 from 13.4% in fiscal year 2005.

        Selling, general and administrative expenses for fiscal year 2006 decreased $2.0 million, or 13.8%, to $12.9 million from $14.9 million in fiscal year 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 3.9% for fiscal year 2006 from 4.5% for fiscal year 2005. Included in fiscal year 2005 is the accrual of business performance bonuses and non-cash compensation expense related to the vesting of a restricted common stock award to our chief executive officer. There was no accrual of business performance bonuses in fiscal year 2006 and no compensation expense related to the restricted common stock award as it was fully vested at the end of fiscal year 2005.

        Restructuring costs in fiscal year 2006 were $1.1 million, of which $.7 million related to our fiscal 2006 decision to indefinitely idle one of our paper machines at our Interlake facility and the resulting severance costs thereof. Furthermore, we have also recorded approximately $.4 million related to severance costs associated with a corporate organizational restructuring.

        Terminated merger-related transaction costs in fiscal year 2006 were $2.3 million associated with a proposed transaction which was subsequently terminated.

        Compensation from the redemption of stock options and accelerated vesting of stock options included in fiscal year 2005 income from operations is $3.9 million; $3.4 million related to compensation from the redemption of stock options and $.5 million related to accelerated vesting of certain stock options, both triggered by the offering of the Notes completed in March 2004. Furthermore, we have recorded $.1 million in fiscal year 2006 related to accelerated vesting of certain stock options. No additional expense will need to be recognized as the original vesting period associated with the options has expired.

        Write-off of debt issuance costs and prepayment penalties of $3.3 million included in fiscal year 2005 income from operations was an expense incurred primarily related to the write-off of debt issuance costs (non-cash) previously capitalized and associated with debt that was extinguished in March 2004 with proceeds from the offering of the Notes. No such expense was recognized in fiscal year 2006.

        Other income of $2.4 million included in fiscal year 2005 relates to a gain on sale of equipment generated by the sale of a paper machine at our Menominee mill. Net proceeds from the sale were $4.0 million (gross proceeds of $5.2 million less brokerage fees and other direct costs of $1.2 million).

        Income tax benefit for fiscal year 2006 was 58.2% compared to 2.4% for fiscal year 2005. Included in the 58.2% for fiscal year 2006 is approximately $1.2 million of benefit related to the different book and tax treatment of deductions related to stock compensation matters. Also, included in this effective tax rate is $.1 million of tax expense related to Canadian withholding tax. Excluding these items, the effective tax rate for fiscal year 2006 is 40.6% (benefit of $2.5 million). Included in the fiscal year 2005 benefit was $1.0 million related to the reversal of a valuation allowance against foreign deferred taxes resulting from net operating loss carryforwards. As our foreign operations were profitable in fiscal year 2005, we utilized our foreign net operation losses and, accordingly, the valuation allowance was no longer necessary. Without this $1.0 million benefit, income tax expense for fiscal year 2005 was 31%.

        Net (loss) income for fiscal year 2006 was a net loss of $2.6 million, compared to net income of $3.1 million for fiscal year 2005. The decrease in net income was attributable to the decrease in gross profit as discussed above, costs associated with Hurricane Katrina, the restructuring costs, and the terminated merger-related transaction costs.

Fiscal year ended February 28, 2005 (fiscal year 2005) compared to fiscal year ended February 29, 2004 (fiscal year 2004)

        Net sales for fiscal year 2005 increased approximately $42.6 million, or 14.7%, to $332.9 million from $290.3 million for fiscal year 2004. The increase in net sales was attributable to improved product mix, higher selling prices and an increase in volume sold over the prior year. For fiscal year 2005, we sold 269,834 tons of tissue and machine-glazed products, compared to 253,403 tons sold in fiscal year 2004.

        Net sales for our tissue segment for fiscal year 2005 increased $40.6 million, or 21.4%, to $230.4 million from $189.8 million for fiscal year 2004. The increase in net sales for the tissue segment was primarily attributable to improved product mix, higher selling prices and an increase in volume sold over the prior year. For fiscal year 2005, we sold 182,192 tons of tissue, compared to 163,434 tons sold in fiscal year 2004. Net sales for our machine-glazed segment for fiscal year 2005 increased approximately $2.0 million, or 2.0%, to $102.5 million from $100.5 for fiscal year 2004. The increase in net sales for the machine-glazed segment is attributable to improved product mix and higher net selling prices, despite a decrease in tons sold. For fiscal year 2005, we sold 87,642 tons of combined hard roll machine-glazed paper and converted wax paper products, compared to 89,969 tons for fiscal year 2004.

        Gross profit for fiscal year 2005 increased to $40.8 million from $33.3 million, an increase of $7.5 million, or 22.5%, over fiscal year 2004. As a percentage of net sales, gross profit increased to 12.3% for fiscal year 2005, compared to 11.5% for fiscal year 2004. The increase in gross profit in fiscal year 2005 was primarily attributable to improved product mix, higher net selling prices and increased volume. This increase was partially offset by increased pulp, energy and freight costs.

        Gross profit for our tissue segment for fiscal year 2005 was $27.0 million, an increase of $5.7 million, or 26.8%, over fiscal year 2004. Gross profit for our machine-glazed segment for fiscal year 2005 was $13.8, an increase of $1.8 million, or 15.1%, over fiscal year 2004. The increase in gross profit for the tissue segment was attributable to improved product mix, higher net selling prices and increased volume, which was partially offset by increased pulp, energy and freight costs. The increase in gross profit for the machine-glazed segment was attributable to improved product mix and increased net selling prices, partially offset by increased pulp costs. As a percentage of net sales, gross profit for the tissue segment increased to 11.6% for fiscal year 2005 from 11.2% in fiscal year 2004. As a percentage of net sales, gross profit for the machine-glazed segment increased to 13.4% for fiscal year 2005 from 11.8% in fiscal year 2004.

        Selling, general and administrative expenses for fiscal year 2005 increased $1.5 million, or 11.6%, to $14.9 million from $13.4 million in fiscal year 2004. The increase was primarily due to the accrual of bonuses due to stronger year-over-year performance and additional staffing requirements and professional fees to achieve and maintain compliance with required rules and regulations of the Securities and Exchange Commission, or the SEC, associated with our becoming a public reporting company. As a percentage of net sales, selling, general and administrative expenses in fiscal year 2005 decreased slightly to 4.5% from 4.6% in fiscal year 2004.

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

        Interest expense, net for fiscal year 2005 increased $10.3 million to $17.4 million, compared to $7.1 million in fiscal year 2004. The increase is due to the increased level of long-term debt outstanding as a result of the issuance of the Notes in March 2004.

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

Liquidity and capital resources

        Our principal liquidity requirements are to service debt and meet working capital, tax and capital expenditure needs. Our total debt at February 28, 2006 was $161.1 million. Although we expect to be able to meet our liquidity requirements for 2007 through cash provided by operations, we cannot provide assurance that this will be the case.

        In March 2004, we completed a private offering of the Notes. We raised $152.2 million, net of debt issuance costs of $8.0 million and original issuance discount of $1.8 million. At the same time, we entered into a $30.0 million revolving working capital facility with CIT Group/Business Inc. A portion of the proceeds, along with a drawdown from the working capital facility, were used to pay off existing debt of approximately $56.0 million. In addition, we used an aggregate $100.2 million of the proceeds to fund a stockholder dividend in the amount of $96.8 million to Cellu Paper Holdings, Inc., our parent, to repurchase a portion of its common stock and warrants, and to fund compensation from the redemption of stock options of our parent in the amount of $3.4 million.

        The Notes mature on March 15, 2010 and require semi-annual interest payments on March 15th and September 15th.

        The working capital facility has a term of three years, subject to a one-year extension at our option. Advances are made available from the lender in an aggregate principal amount of up to $30.0 million, subject to a borrowing base limitation based on eligible inventory and accounts receivable. Interest accrues on borrowings under our working capital facility at floating rates equivalent to, in the case of U.S. dollars loans, the JPMorgan Chase Bank prime rate of interest in effect from time to time plus .50% or LIBOR (London Interbank Offered Rate) plus 2.75%, or, in the case of Canadian dollar loans, the Canadian Imperial Bank of Commerce prime rate of interest in effect from time to time plus 1.20% or the "BA Rate" (CDOR-Canadian Dollar Offered Rate plus .10%) plus 2.95%. Beginning after fiscal year 2005, interest rates may go up or down by as much as .5%, depending upon our financial results. As of February 28, 2006, we had no outstanding borrowings under the working capital facility.

        Net cash provided by operations was $8.6 million for fiscal year 2006, $32.2 million for fiscal year 2005, and $20.3 million for fiscal year 2004. Noncash items for fiscal year 2006 totaled $13.7 million and consisted primarily of amortization, depreciation and deferred income taxes. Significant noncash items included in fiscal year 2005 were $2.9 million for the write-off of debt issuance costs and $.5 million related to accelerated vesting of stock options, both of which are related to the issuance of the Notes in March 2004. These charges are offset by a gain on sale of equipment of $2.4 million. Net of these items, noncash items for fiscal year 2005 totaled $18.4 million, consistent with fiscal year 2004. The fluctuation from $18.4 million in fiscal year 2005 to $13.7 million in fiscal year 2006 relates primarily in the change in deferred taxes from the prior fiscal year. Cash flows used by changes in working capital totaled $2.5 million for fiscal year 2006, cash flows provided by changes in working capital totaled $9.7 million for fiscal year 2005 and cash flows used by changes in working capital totaled $5.3 million for fiscal year 2004. With respect to changes in accounts receivable and inventory, cash used by these items was $2.6 for fiscal year 2006, cash provided by these items was $1.6 million for fiscal year 2005 and cash used by these items was $9.4 million for fiscal year 2004. Cash provided by changes in prepaid expenses, income tax receivable and other current assets was $.1 million for fiscal year 2006, cash used by changes in prepaid expenses and other current assets was $1.0 million for fiscal year 2005 and cash provided by changes in prepaid expenses, income tax receivable and other current assets was $3.5 million for fiscal year 2004. Cash provided by changes in accounts payable, accrued expense, accrued interest and other liabilities was less than $.1 million for fiscal year 2006, $9.1 million for fiscal year 2005 and $.6 million for fiscal year 2004. The fluctuations were primarily due to the fluctuations in accrued interest based on the timing of interest payments relative to the Notes.

        Net cash used in investing activities was $13.1 million in fiscal year 2006, $7.4 million in fiscal year 2005 and $10.5 million in fiscal year 2004. The increase in net cash used in investing activities for fiscal year 2006 compared to fiscal year 2005 relates to the level of capital spending period over period and machine sale proceeds in fiscal year 2005. The decrease in net cash used in investing activities for fiscal year 2005 as compared to fiscal year 2004 relates to the level of capital spending period over period, offset by machine sale proceeds.

        Net cash (used in) provided by financing was $.3 million used in fiscal year 2006, $1.4 million provided in fiscal year 2005 and $10.2 million used in fiscal year 2004. Cash used in fiscal year 2006 related primarily to payments on our industrial revenue bond. In fiscal year 2005, proceeds of $160.2 million from issuance of the Notes (as discussed above) were offset by (i) net payments on long-term debt and revolving line of credit of $43.9 million and $11.0 million, respectively; (ii) a stockholder dividend to our parent in the amount of $96.8 to purchase shares of its common stock and warrants; (iii) prepayment penalties of $.4 million; and (iv) payment of fees and expenses related to the issuance of the Notes in the amount of $6.7 million. Net cash used for financing for fiscal year 2004 was primarily attributable to payments of $9.0 million on our then existing Term A and B loans and $250,000 on our industrial revenue bond, repayments under our then existing revolving line of credit of $2.5 million, partially offset by deferred financing costs of $1.5 million.

        Cash as of February 28, 2006 decreased to $22.8 million from $27.0 million as of the end of the prior fiscal year as a result of the items described above.

        Receivables, net as of February 28, 2006 decreased to $35.1 million from $35.8 million as of the end of the prior fiscal year. The decrease is the result of our continued effort to reduce days' sales outstanding.

        Inventories as of February 28, 2006 increased to $27.9 million from $24.6 million as of the end of the prior fiscal year. This increase is primarily attributable to the decrease in sales experienced in fiscal year 2006 and the need to replenish some tissue inventories that were critically low at the end of fiscal year 2005.

        Deferred income taxes as of February 28, 2006 increased to $2.9 million from $1.3 million as of the end of the prior fiscal year. This increase is primarily attributable to the recording of the benefit of net operating loss carryforwards, or NOLs, generated during fiscal year 2006 for federal and state tax purposes.

        Property, plant and equipment, net as of February 28, 2006 increased to $98.1 million from $97.3 million as of the prior fiscal year. The net increase consists of a one-time adjustment of $2.6 million to correct the cumulative effect of improperly translating the value of our Canadian subsidiary's property, plant and equipment, capital expenditures of $13.1 million, offset by depreciation expense of $14.9 million.

        Stockholders' deficiency as of February 28, 2006 decreased to $6.9 million compared to $7.6 million as of the end of the prior fiscal year. The decrease was primarily the result of the increase in accumulated other comprehensive income of $3.2 million which included a one-time adjustment of $2.6 million to reflect the translation of property, plant and equipment at month-end rates as opposed to historical rates (as described above), offset partially by the net loss generated for fiscal year 2006.

Capital spending summary

        Capital expenditures were $13.1 million, $11.4 million and $10.5 million for fiscal year 2006, fiscal year 2005 and fiscal year 2004, respectively. We have increased capital expenditures since fiscal year 2002 to support ongoing cost savings programs (cost improvements) and growth in our manufacturing capacity. We have concentrated the growth in our manufacturing capacity since fiscal year 2003 on our converting operations at our Wisconsin facility for the production of value-added converted tissue products.

Contractual obligations

        At February 28, 2006, our material obligations under firm contractual arrangements, including commitments for future payments under long-term debt arrangements, operating lease arrangements and other long-term obligations, are summarized below.

	Cash payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$162,000	$—	$—	$162,000	—
Operating lease obligations	7,663	2,420	5,243	—	—
Purchase obligations	63,171	63,171	—	—	—
Obligations under IRB	290	290	—	—	—
Other long-term liabilities reflected on balance sheet under GAAP	—	—	—	—	—

Total	$233,124	$65,881	$5,243	$162,000	$—

(1)
Interest incurred at 9 3/4%, payable semi-annually

Net operating loss carryforwards

        At February 28, 2006, we had federal NOLs of approximately $3,944,000, which expire in 2026 and state NOLs of approximately $11,507,000, which begin to expire in 2018. We currently anticipate fully utilizing recorded federal and state NOLs prior to their expiration.

        In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductibles differences.

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

Allowance for doubtful accounts

        We estimate our allowance for doubtful accounts using two methods. First, we determine a specific reserve for individual accounts where information is available that the customer may have an inability to meet its financial obligation. Second, we estimate additional reserves for all customers based on historical write-offs. Accounts are charged-off against the allowance for doubtful accounts when we have exhausted all collection efforts and have deemed the accounts uncollectible.

Goodwill

        Goodwill is not amortized but tested for impairment annually at year-end, and at any time when events suggest impairment may have occurred. Our goodwill impairment test is performed by comparing the net present value of projected cash flows to the carrying value of goodwill. We incorporate assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows. In the event the carrying value of a reporting unit exceeds our fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit's goodwill exceeds its implied fair value. No goodwill impairments were recorded during fiscal year 2006, 2005 or 2004.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In March 2004, we completed a private offering of the Notes. At the same time, we entered into a $30.0 million revolving working capital facility. We raised approximately $152.0 million, net of debt issuance costs and original discount on the Notes. The proceeds, along with a drawdown from the revolver, were used to pay off existing debt of approximately $56.0 million and to fund a stockholder dividend to our parent to purchase shares of its common stock and warrants and fund compensation from the redemption of stock options of our parent, in the amount of $100.2 million. As a result of these transactions, we are highly leveraged. As of February 28, 2006, there were no borrowings under our working capital facility but we have the ability to borrow funds under this facility up to an aggregate of $30.0 million and could be adversely affected by a significant increase in interest rates. We also have obligations under an industrial revenue bond (balance as of February 28, 2006 of $.3 million) that is payable in annual installments with interest ranging from 4.8% to 6.65%.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(A)
We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)), under the Securities Exchange Act of 1934, as amended.    Based upon that evaluation, our chief executive officer and principal financial officer have concluded that, as of February 28, 2006, our disclosure controls and procedures were effective in ensuring them that material information related to us was properly disclosed in our periodic SEC filings.

(B)
There have been no significant changes in our internal controls over financial reporting or in other factors during the fiscal year ended February 28, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        On May 8, 2006, our parent entered into an Agreement and Plan of Merger with Cell Parent Corporation, a corporation organized and controlled by Weston Presidio. See "Item 1. Business."

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information regarding the members of our board of directors and our executive officers. Each of our directors will hold office until removal by our parent as sole stockholder. Our officers serve at the discretion of our board of directors.

Name	Age	Position
Russell C. Taylor	49	President, Chief Executive Officer and Director
Dianne M. Scheu	42	Senior Vice President, Finance and Chief Financial Officer
Hugo E. Vivero	51	Senior Vice President and Secretary
Steven D. Ziessler	46	President, Tissue & Machine-Glazed and Chief Operating Officer
Kevin French	44	Senior Vice President, Manufacturing
Paul Mullan	59	Chairman of the Board
Merril M. Halpern	70	Director
William Landuyt	48	Director

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

        Hugo E. Vivero has been our senior vice president and secretary, since July 2003. From September 1989 until July 2003, he served as our senior vice president and chief financial officer.

        Steven D. Ziessler has been our president, tissue & machine-glazed and chief operating officer since August 2005. Previously, Mr. Ziessler was employed by Kimberly Clark Corporation as (i) Vice President Global Health Care Sales from January 2005 to April 2005; (ii) President, Kimberly Clark Professional Europe from 2003 to 2004; and (iii) Vice President of Sales, Marketing and General Manager from 1997 to 2003.

        Kevin French has been our senior vice president, manufacturing since March 2004. From March 1998 through March 2004, Mr. French held various manufacturing management positions within the Company.

        Paul Mullan has been the chairman of our board of directors since January 1998. From January 1, 2001 to September 30, 2001, Mr. Mullan served as our acting chief executive officer. Since 1997, Mr. Mullan has served as strategic partner at Charterhouse Group, Inc., a private equity investment company (Charterhouse). Prior to joining Charterhouse, Mr. Mullan served as chairman and chief executive officer of Fleer Corp. and co-chairman and co-chief executive officer of Del Monte Corporation, two prior Charterhouse portfolio companies.

        Merril M. Halpern has been a member of our board of directors since January 1998. Since 1973, Mr. Halpern has served as chairman at Charterhouse.

        William Landuyt was elected to our board of directors on October 5, 2005. He is a senior partner at Charterhouse having joined Charterhouse in December 2003. He served as chairman of the board and chief executive officer of Millennium Chemicals Inc. from its demerger from Hanson Plc ("Hanson") in October 1996 until July 2003. He served as president of Hanson from June 1997 until that date. Mr. Landuyt was director, president and chief executive officer of Hanson Industries (which managed the U.S. operations of Hanson until the demerger) from June 1995 until the demerger, a director of Hanson from 1992 until September 29, 1996, finance director of Hanson from 1992 to May 1995, and vice president and chief financial officer of Hanson Industries from 1988 to 1992. He joined Hanson Industries in 1983. He was a director of Bethlehem Steel Corporation from April 1997 until October 2003.

Stockholders' agreement

        Our parent, Cellu Paper Holdings, Inc., has entered into a Stockholders' Agreement, dated as of September 28, 2001, as amended, with certain of its stockholders, including CEP III, Russell C. Taylor, our chief executive officer and president and a member of our board of directors, and certain other non-stockholder senior management, including Hugo E. Vivero, senior vice president and secretary, Dianne M. Scheu, chief financial officer and senior vice president of finance, Kevin French, senior vice president, manufacturing, and Steven Ziessler, president, tissue and machine-glazed and chief operating officer. The agreement created certain rights and restrictions with respect to our parent's common stock, including restrictions on the transfer of stock, tag-along rights, pre-emptive rights, call rights, registration rights and the right of CEP III and another stockholder, in certain circumstances, to compel other stockholders to sell their stock.

Compensation Committee Interlocks and Insider Participation

        There are no compensation committee interlocks (none of our executive officers serves as a member of the board of directors or the compensation committee of another entity that has an executive officer serving on our board of directors).

Board of Directors and Committees

        The board of directors held three meetings during fiscal year 2006. During fiscal year 2006, each director then in office attended 100% of the aggregate total number of meetings of the board of directors held during the period in which he was a director and the total number of meetings held by all of the committees of the board of directors on which he served. The only standing committees of the board of directors are an audit committee and compensation committee.

Audit Committee

        Paul Mullan and William Landuyt are members of the audit committee. This committee is empowered to: (i) appoint, fix the compensation of and oversee the work of our independent auditors (including the power to resolve any disagreements between management and the independent auditors), with the independent auditors reporting directly to the audit committee; (ii) pre-approve all audit services and permissible non-audit services; (iii) establish procedures for whistleblower complaints; and (iv) engage and determine funding for independent counsel and other advisors. The board of directors has determined that Mr. Landuyt is an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission.

Compensation Committee

        Paul Mullan and William Landuyt are members of the compensation committee. The compensation committee is responsible for (i) compensation of our executives; (ii) equity-based compensation plans, including, without limitation, stock option plans, in which officers or employees participate; and (iii) arrangements with executive officers, relating to their employment relationships with us, including, without limitation, employment agreements and restrictive covenants. The compensation committee has overall responsibility for approving and evaluating our executive officer compensation plans, policies, and programs, as well as all equity-based compensation plans and policies. In addition, the compensation committee oversees, reviews and approves all of our ERISA and other employee benefit plans.

Code of Ethics

        We have adopted a Code of Ethics that applies to our chief executive officer, senior financial officer, and other senior officers (as that term is defined in the Code of Ethics).

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth information regarding compensation for fiscal year 2006, fiscal year 2005 and fiscal year 2004 awarded to or earned by our chief executive officer, and the four other most highly compensated executive officers and senior management:

		Annual compensation					Long-term compensation
Name and principal position	Fiscal Year	Salary	Bonus(1)		Other annuel compensation		Restricted stock award(s)		Securities underlying options (#)			All other compensation
Russell C. Taylor, President and Chief Executive Officer	2006 2005 2004	$425,000 425,000 424,038	$	— 425,000 —	$	— — —	$	— — —	$	— — —		$9,915 9,840 13,004	(2) (2) (2)
Dianne M. Scheu, Senior Vice President, Finance, and Chief Financial Officer	2006 2005 2004	200,000 200,000 147,115		— 224,000 54,000		— — —		— — —		— 75 200	(3) (3)	10,119 8,215 3,138	(2) (2) (2)
Hugo E. Vivero, Senior Vice President and Secretary	2006 2005 2004	195,572 195,572 195,283		— 195,572 —		— — —		— — —		— — —		18,009 17,388 16,933	(2)(4) (2)(4) (2)(4)
Kevin French, Senior Vice President, Manufacturing(5)	2006 2005 2004	175,508 171,877 —		— 171,877 —		— — —		— — —		75 — —	(3)	9,814 10,304 —	(2) (2)
Steven Ziessler, President, Tissue and Machine-Glazed & Chief Operating Officer(6)	2006 2005 2004	126,200 — —		37,500 — —		— — —		— — —		— — —		— — —
Thomas D. Moore, Senior Vice President, Sales and Marketing(7)	2006 2005 2004	172,116 178,879 172,436		— 178,879 —		— — —		— — —		— 40 75	(3) (3)	20,425 19,117 19,546	(2)(4) (2)(4) (2)(4)

(1)
Includes bonuses earned for fiscal year 2005 that were paid in fiscal year 2006. None of the named executive officers earned a bonus in fiscal year 2006 or fiscal year 2004 that would have been paid in fiscal year 2007 or fiscal year 2005, respectively. The fiscal year 2005 amount for Ms. Scheu also included $24,000 related to a sign-on/retention bonus. The fiscal year 2004 amount for Ms. Scheu included $54,000 related to a sign-on/retention bonus. The fiscal year 2006 amount for Mr. Ziessler included $37,500 related to a sign-on bonus.

(2)
Includes matching contributions under our 401(k) plan for fiscal year 2006, fiscal year 2005 and other than for Mr. French, fiscal year 2004, respectively to Mr. Taylor ($9,915, $9,840 and $13,004), Ms. Scheu ($10,119, $8,215 and $3,138), Mr. Vivero ($9,840, $9,840 and $12,151), Mr. Moore ($9,840, $9,887 and $10,483) and Mr. French ($9,814 and $10,304).

(3)
Reflects options granted under the Cellu Paper Holdings, Inc. 2001 Stock Incentive Plan to purchase shares of common stock of our parent upon exercise of such options.

(4)
Includes the dollar value of insurance premiums paid by us for fiscal year 2006, fiscal year 2005 and fiscal year 2004, respectively, with respect to term life insurance for the benefit of Mr. Vivero ($8,169, $7,548 and $4,782) and Mr. Moore ($10,585, $9,230 and $9,063).

(5)
Mr. French assumed the position of senior vice president, manufacturing effective March 2004.

(6)
Mr. Ziessler assumed the position of president, tissue & machine-glazed and chief operating officer effective as of August 22, 2005.

(7)
Mr. Moore resigned effective October 10, 2005.

Aggregated option exercises in last fiscal year and fiscal year-end option values

			Number of Securities Underlying Unexercised Options at February 28, 2006		Value of Unexercised In-the-Money Options at February 28, 2006(3)
	Shares Acquired on Exercise (#)(1)
Name		Value Realized ($)(1)
			Exercisable(2)	Unexercisable	Exercisable(2)	Unexercisable
Russell C. Taylor	—	—	—	—	—	—
Dianne M. Scheu(4)	—	—	134	50	$13,843	—
Hugo E. Vivero	—	—	109	—	$652,692	—
Thomas D. Moore(5)	—	—	—	—	—	—
Kevin French	—	—	93	50	$8,636	$2,921
Steven Ziessler	—	—	—	—	—	—

(1)
There were no option exercises by any of the named executive officers in fiscal year 2006.

(2)
Represents options granted under the Cellu Paper Holdings, Inc. 2001 Stock Incentive Plan to purchase shares of common stock of our parent upon exercise of such option.

(3)
Represents the difference between the valuation of our parent's common stock of $7,184 and the exercise price per share of the in-the-money options multiplied by the number of shares underlying the in-the-money options. We retained an outside firm to provide a fair market value of our parent's common stock, which was determined to be $7,184 per share.

(4)
All of Ms. Scheu's options were cancelled in connection with her restricted stock grant award on March 27, 2006. (See "Employee restricted stock awards")

(5)
Mr. Moore resigned effective October 10, 2005, at which time all of his unexercised options were forfeited.

Bonus Agreements

        On March 27, 2006, we entered into agreements with Russell Taylor, Dianne Scheu and Steven Ziessler, pursuant to which each received a lump sum cash payment equal to one year's current base salary upon execution of the applicable agreement. Mr. Taylor's current base salary is $425,000, Ms. Scheu's current base salary is $230,000 and Mr. Ziessler's current base salary is $250,000. The payment does not affect any other terms of such executive's employment arrangements with us and will not be taken into account in computing any future compensation.

        Pursuant to the terms of his agreement, if Mr. Taylor's employment with us is terminated on or prior to September 27, 2006, for any reason, other than due to his death or disability, he is required to repay the payment to us. Pursuant to the terms of her agreement, if Ms. Scheu's employment with us is terminated on or prior to March 27, 2007, for any reason, other than due to her death or disability, she is required to repay the payment to us. Pursuant to the terms of his agreement, if Mr. Ziessler's employment with us is terminated on or prior to March 27, 2007, for any reason, other than due to his death or disability, he is required to repay the payment to us.

Compensation of directors

        Members of our board of directors do not receive director's fees or other compensation for serving as directors. All members of our board of directors are reimbursed for actual expenses incurred in connection with attendance at board meetings.

Employment agreement

        The terms of the employment agreement of Mr. Taylor, as amended (referred to as the Employment Agreement), expired on September 30, 2005. Pursuant to the Employment Agreement, Mr. Taylor received an annual base salary determined by our compensation committee, which was currently set at $425,000. Base salaries were reviewed annually by our compensation committee. Mr. Taylor was also eligible for an annual performance based bonus, up to 100% of base compensation, based on our achievement of certain corporate benchmarks and other factors. See "—Bonus Agreements" for a description of the one-time lump sum cash payment Mr. Taylor received as of March 27, 2006.

Employee restricted stock awards

        In 2002, our parent, Cellu Paper Holdings, Inc., granted Mr. Taylor 1,672 shares of restricted common stock. These shares of restricted common stock vested 50% in fiscal year 2003 and 25% in each of fiscal years 2004 and 2005. As of February 28, 2005, all shares of restricted common stock held by Mr. Taylor were fully vested.

        On March 27, 2006, our parent entered into Restricted Stock Agreements with Dianne Scheu and Steven Ziessler, pursuant to which our parent granted 170.65 restricted shares of its common stock to each of Dianne Scheu and Steven Ziessler pursuant to Cellu Paper's 2001 Stock Incentive Plan (the "Plan"). The shares will vest (and hereafter cease to be restricted) in three equal annual installments commencing on March 27, 2007, as long as Ms. Scheu or Mr. Ziessler, as the case may be, is continuously employed by us until each such vesting date with respect to her or his shares. Any restricted stock outstanding at the time of a Change of Control (as defined in the Plan) shall become vested and cease to be restricted stock. Additionally, our parent has agreed to pay an additional amount to Ms. Scheu and Mr. Ziessler, as the case may be, to fully gross up her or him, as applicable, for the amount included in gross income for income tax purposes as a result of making a Section 83(b) election under the Internal Revenue Code of 1986, as amended, or the payment of any gross-up amount payment. Both Ms. Scheu and Mr. Ziessler have made a timely Section 83(b) election.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFCIAL OWNERS AND MANAGEMENT

        We are a wholly owned subsidiary of Cellu Paper Holdings, Inc. As of the date of this report, our parent's outstanding capital stock consisted of 11,468 shares of common stock, par value $0.01 per share. The following table sets forth information with respect to the beneficial ownership of our parent's common stock as of May 1, 2006 by:

  •
  each person who is known by us to beneficially own more than 5% of the outstanding shares of common stock;

  •
  each executive officer named in the summary compensation table;

  •
  each member of our board of directors; and

  •
  all members of our board of directors and executive officers as a group.

        To our knowledge, each of the holders of common stock listed below has sole voting and investment power as to the shares of common stock beneficially owned by such holder, unless otherwise noted. Shares of common stock subject to warrants and/or options that are currently exercisable or exercisable within 60 days of May 1, 2006 are deemed outstanding for computing the ownership percentage of the stockholder holding such warrants and/or options, but are not deemed outstanding for computing the ownership of any other stockholder.

Name and address of beneficial owner	Number of shares of common stock		Percentage of total common stock
Charterhouse Equity Partners III, L.P.(1)(2)	10,350	(3)	88.9%
Russell C. Taylor(4)	915	(5)	8.0%
Dianne M. Scheu(4)	171	(6)	1.5%
Hugo E. Vivero(4)	109	(7)	*
Kevin French(4)	93	(7)	*
Steven Ziessler(4)	171	(8)	1.5%
Paul Mullan(1)	10,350	(9)	88.9%
Merril M. Halpern(1)	10,350	(9)	88.9%
William Landuyt(1)	10,350	(9)	88.9%
All directors and executive officers as a group (8 persons)	11,808	(10)	99.7%

*
Represents less than 1%.

(1)
The address for Charterhouse Equity Partners III, L.P., or CEP III, is 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899 and for each of Messrs. Mullan, Halpern and Landuyt is c/o Charterhouse, 535 Madison Avenue, New York, New York 10022-4299.

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

(4)
The address for each of our officers is c/o Cellu Tissue Holdings, Inc., 333 East River Drive, East Hartford, Connecticut 06108.

(5)
Includes 457 shares of common stock of our parent held by a family charitable remainder trust in which Mr. Taylor owns an indirect beneficial ownership.

(6)
Reflects shares of restricted common stock of our parent that have not vested but for which Ms. Scheu retains voting rights.

(7)
Consists solely of shares of common stock of our parent that may be acquired through the exercise of options.

(8)
Reflects shares of restricted common stock of our parent that have not vested but for which Mr. Ziessler retains voting rights.

(9)
Messrs. Mullan, Halpern and Landuyt are executive officers and directors of Charterhouse and, as such, are deemed to have shared voting and investment power (along with other executive officers and directors of Charterhouse) as to the shares of common stock beneficially owned directly by CEP III. Each of Messrs. Mullan, Halpern and Landuyt disclaims beneficial ownership with respect to the shares beneficially owned by CEP III.

(10)
Includes 376 shares of common stock of our parent that may be acquired through the exercise of options and warrants.

        The following table summarizes shares of common stock of our parent, Cellu Paper Holdings, Inc., to be issued upon exercise of options, the weighted-average exercise price of outstanding options and options available for future issuance as of February 28, 2006.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (b)	REMAINING AVAILABLE NUMBER OF SECURITIES FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (c)
Equity compensation plans approved by security holders	743	$7,313	None
Equity compensation plans not approved by security holders	—	—	—

Total	743	$7,313	None

        The 2001 Stock Incentive Plan authorizes the award of incentive stock options, which are stock options that qualify for special federal income tax treatment. The exercise price of any stock option granted under the 2001 Stock Incentive Plan may not be less than the fair market value of the common stock on the date of grant. In general, each option granted under the 2001 Stock Incentive Plan vests evenly over a three-year period and expires ten years from the date of grant, subject to earlier expiration in case of termination of employment. The vesting period is subject to certain acceleration provisions if a change in control occurs. The Plan also authorizes awards of restricted stock. No award will be granted under the 2001 Stock Incentive Plan on or after October 4, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management agreement

        We have entered into a Financial Advisory and Management Services Agreement, dated September 30, 2002, with Charterhouse, pursuant to which Charterhouse has agreed to provide us with certain financial advisory and management consulting services. Charterhouse wholly owns Charterhouse Equity III, Inc., which is a general partner of CHUSA Equity Investors III, L.P., which in turn is a general partner of CEP III, our parent's majority stockholder. In addition, three of our directors, Paul

Mullan, Merril M. Halpern and William Landuyt, are executive officers and directors of Charterhouse. In consideration for such services provided, we have agreed to pay Charterhouse an annual fee of $456,000, to be paid in equal monthly installments. As permitted under the terms of the agreement, Charterhouse has designated Mr. Mullan to receive, as its designee, all amounts due and payable to Charterhouse under the agreement, and all such fees are paid directly to Mr. Mullan. See "Management—Stockholders' Agreement" and "—Employment Agreement" for information on other agreements relating to management.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Aggregate fees for professional services rendered to us by Ernst & Young LLP as of or for the fiscal years ended February 28, 2006 and 2005 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of our annual financial statements and review of regulatory filings. The aggregate fees included in each of the other categories are for fees billed in the fiscal years.

	February 28, 2006	February 28, 2005
Audit Fees	$367,000	$366,123
Audit-Related Fees	136,724	315,343
Tax Fees	238,483	249,052

Total Fees	$742,207	$930,518

        Audit Fees:    Fees for audit services include fees associated with the annual audits and reviews of our quarterly reports on Form 10-Q and annual report on Form 10-K.

        Audit-Related Fees:    Fees for audit-related services in fiscal year 2006 relate to the merger transaction and in fiscal year 2005 relate to services provided in connection with our private offering of the Notes and Registration Statement on Form S-4.

        Tax Fees:    Fees for tax services relate to the preparation of U.S. and Canadian tax returns, other miscellaneous compliance matters and foreign tax planning.

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

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

10.4	Amendment No. 1 to Employment Agreement, dated as of September 25, 2001, by and between Cellu Tissue Holdings, Inc. and Russell C. Taylor
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
10.7	Cellu Paper Holdings 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company's registration Statement on Form S-4 dated September 3, 2004 (No.333-118829))
10.8*	Bonus Agreement, dated as of March 27, 2006, between Cellu Tissue Holdings, Inc. and Russell C. Taylor
10.9*	Bonus Agreement, dated as of March 27, 2006, between Cellu Tissue Holdings, Inc. and Dianne M. Scheu
10.10*	Bonus Agreement, dated as of March 27, 2006, between Cellu Tissue Holdings, Inc. and Steven Ziessler
10.11*	Restricted Stock Agreement, dated as of March 27, 2006, between Cellu Paper Holdings, Inc. and Dianne M. Scheu
10.12*	Restricted Stock Agreement, dated as of March 27, 2006, between Cellu Paper Holdings, Inc. and Steven Ziessler
10.13	Cellu Tissue Holdings, Inc. Severance Pay Plan (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2005)
10.14*	Agreement and Plan of Merger by and among Cellu Parent Corporation, Cellu Acquisition Corporation and Cellu Paper Holdings, Inc., dated as of May 8, 2006
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2005)
21.1*	List of subsidiaries of the Company
31.1*	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*
Filed herewith.

(c)
See Financial Statements immediately following Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cellu Tissue Holdings, Inc.
By:	/s/ RUSSELL C. TAYLOR Russell C. Taylor, President and Chief Executive Officer

May 9, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RUSSELL C. TAYLOR Russell C. Taylor, President (Principal Executive Officer), Director	/s/ DIANNE M. SCHEU Dianne M. Scheu Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ PAUL MULLAN Chairman and Director	/s/ MERRIL M. HALPERN Director
/s/ WILLIAM LANDUYT Director

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Cellu Tissue Holdings, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Cellu Tissue Holdings, Inc. and Subsidiaries (the "Company") as of February 28, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for each of three fiscal years in the period ended February 28, 2006. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cellu Tissue Holdings, Inc. and Subsidiaries at February 28, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 28, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young

Hartford, Connecticut
April 14, 2006, except for the fourth, fifth and sixth paragraphs of
    Note 19 as to which the date is May 8, 2006

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	February 28 2006	February 28 2005
Assets
Current assets:
Cash and cash equivalents	$22,824,062	$26,959,029
Receivables, net of allowance of $300,314 in 2006 and $398,749 in 2005	35,054,372	35,786,666
Inventories	27,919,948	24,601,068
Prepaid expenses and other current assets	3,377,952	3,805,000
Income tax receivable	362,122	—
Deferred income taxes	2,931,599	1,294,851

Total current assets	92,470,055	92,446,614
Property, plant and equipment, net	98,090,451	97,314,590
Debt issuance costs	5,745,983	7,167,718
Goodwill	13,723,935	13,723,935
Other assets	201,690	190,220

Total assets	$210,232,114	$210,843,077

Liabilities and stockholders' equity (deficiency)
Current liabilities:
Accounts payable	$18,648,281	$18,974,022
Accrued expenses	16,005,155	15,462,279
Accrued interest	7,231,888	7,416,122
Current portion of long-term debt	290,000	270,000

Total current liabilities	42,175,324	42,122,423
Long-term debt, less current portion	160,790,258	160,790,288
Deferred income taxes	13,961,743	15,280,376
Other liabilities	210,349	235,780
Stockholders' equity (deficiency):
Common stock, Class A, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding as of February 28, 2006 and 2005	1	1
Capital in excess of par value	615,338	533,551
Accumulated deficit	(11,625,759)	(9,056,405)
Accumulated other comprehensive income	4,104,860	937,063

Total stockholders' equity (deficiency)	(6,905,560)	(7,585,790)

Total liabilities and stockholders' equity (deficiency)	$210,232,114	$210,843,077

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended February 28 2006	Year ended February 28 2005	Year ended February 29 2004
Net sales	$328,832,864	$332,893,044	$290,262,517
Cost of goods sold	301,111,146	292,050,735	256,929,589

Gross profit	27,721,718	40,842,309	33,332,928
Selling, general and administrative expenses	12,872,052	14,939,377	13,384,557
Restructuring costs	1,050,363	—	—
Terminated merger-related transaction costs	2,284,475	—	—
Compensation from redemption of stock options	—	3,414,441	—
Accelerated vesting of stock options-noncash	81,787	533,551	—

Income from operations	11,433,041	21,954,940	19,948,371
Write-off of debt issuance costs and prepayment penalties	—	(3,318,495)	—
Interest expense, net	(17,076,757)	(17,427,888)	(7,079,144)
Foreign currency loss	(503,262)	(633,172)	(674,087)
Other income	2,492	2,446,965	103,459

(Loss) income before income tax (benefit) provision	(6,144,486)	3,022,350	12,298,599
Income tax (benefit) provision	(3,575,132)	(73,645)	5,151,486

Net (loss) income	$(2,569,354)	$3,095,995	$7,147,113

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

	Class A Common Stock	Capital in Excess of Par Value	Accumulated Earnings (Deficit)	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficiency)
Balance, February 28, 2003	$204	$65,976,390	$11,512,695	$(1,055,555)	$(294,328)	$76,139,406
Net income			7,147,113			7,147,113
Foreign currency translation adjustments					529,241	529,241

Comprehensive income						7,676,354
Restricted stock vested				666,667		666,667

Balance, February 29, 2004	204	65,976,390	18,659,808	(388,888)	234,913	84,482,427
Accelerated vesting-stock options		533,551				533,551
Cash dividends		(65,976,390)	(30,812,411)			(96,788,801)
Stock redemption	(93)		93			—
Net income			3,095,995			3,095,995
Foreign currency translation adjustment					702,150	702,150

Comprehensive income						3,798,145
Reclassification	(110)		110			—
Restricted stock vested				388,888		388,888

Balance, February 28, 2005	1	533,551	(9,056,405)	—	937,063	(7,585,790)
Accelerated vesting-stock options		81,787				81,787
Net loss			(2,569,354)			(2,569,354)
Foreign currency translation adjustment					3,167,797	3,167,797

Comprehensive income						598,443

Balance, February 28, 2006	$1	$615,338	$(11,625,759)	$—	$4,104,860	$(6,905,560)

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended February 28 2006	Year ended February 28 2005	Year ended February 29 2004
Cash flows from operating activities
Net (loss) income	$(2,569,354)	$3,095,995	$7,147,113
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Write-off of debt issuance costs-noncash	—	2,894,868	—
Accelerated vesting of stock options-noncash	81,787	533,551	—
Amortization of debt issuance costs	1,423,388	1,406,118	976,263
Depreciation	14,854,021	14,858,114	13,958,243
Deferred income taxes	(2,955,381)	1,431,369	2,820,864
Accretion of debt discount	299,970	290,108	—
Stock-based compensation	—	388,888	666,667
Gain on disposal of equipment	(9,005)	(2,364,621)	—
Changes in operating assets and liabilities:
Receivables	732,294	1,382,273	(5,169,945)
Inventories	(3,318,880)	202,086	(4,236,229)
Prepaid expenses and other current assets	427,048	(1,353,542)	3,515,402
Other assets	(11,470)	(12,087)	(19,358)
Income tax receivable	(362,122)	379,527	—
Accounts payable, accrued expenses, accrued interest and other liabilities	7,470	9,102,618	599,713

Total adjustments	11,169,120	29,139,270	13,111,620

Net cash provided by operating activities	8,599,766	32,235,265	20,258,733
Cash flows from investing activities
Proceeds from sale of property, plant and equipment, net	—	4,003,727	—
Capital expenditures	(13,050,166)	(11,419,238)	(10,546,979)

Net cash used in investing activities	(13,050,166)	(7,415,511)	(10,546,979)

	Year ended February 28 2006	Year ended February 28 2005	Year ended February 29 2004
Cash flows from financing activities
Payments of long-term debt	$(280,000)	$(43,863,541)	$(9,256,458)
Payments on revolving credit facility, net	—	(10,953,999)	(2,532,033)
Proceeds from note offering	—	160,200,180	—
Cash dividends	—	(96,788,801)	—
Prepayment penalties	—	(423,627)	—
Deferred financing costs	(1,653)	—	1,547,496
Debt refinancing costs	—	(6,733,087)	—

Net cash (used in) provided by financing activities	(281,653)	1,437,125	(10,240,995)
Effect of foreign currency	597,086	702,150	529,241

Net (decrease) increase in cash and cash equivalents	(4,134,967)	26,959,029	—
Cash and cash equivalents at beginning of year	26,959,029	—	—

Cash and cash equivalents at end of year	$22,824,062	$26,959,029	$—

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$16,128,129	$8,976,482	$5,533,909
Income taxes	$266,366	$834,721	$1,637,840

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

February 28, 2006

1.    Organization and Nature of Operations

        The consolidated financial statements include the accounts of Cellu Tissue Holdings, Inc. (the "Company") and its wholly owned subsidiaries. The Company, a wholly owned subsidiary of Cellu Paper Holdings, Inc. (the "Parent"), operates facilities in the United States and Canada. The Company manufactures specialty tissue paper for use in personal care products such as baby and adult diapers, incontinent products, surgical waddings and feminine care products, bath and facial tissue, napkins, folded and rolled towels and for use in fast food wrapping, gift wrapping and food service products. The Parent conducts no operating activities.

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

Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collection is reasonably assured. Typically, revenue is recognized from product sales when title and risk of loss has passed to the customer in accordance with the related shipping terms, which is generally at the time products are shipped. Certain sales have freight-on-board destination terms, in which case, revenue is recognized when the product is received by the customer. The Company records a provision for estimated sales returns and other allowances as a reduction of revenue at the time of revenue recognition.

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

Inventories

        Inventories are stated at the lower of cost (average-cost method) or market. The Company provides allowances for materials or products that are determined to be obsolete, or for quantities on hand in excess of expected normal, future requirements. Included in packaging materials and supplies are felts and wires. These component parts are kept in inventory until they are installed on the machines. Once installed, felts and wires are amortized over their useful lives of approximately three months.

Maintenance and Repairs

        Maintenance and repair expenses that do not qualify to be capitalized are expensed as incurred.

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

Asset Impairment

        The Company evaluates the appropriateness of the carrying amounts of its long-lived assets at least annually, or whenever indicators of impairment are deemed to exist. The Company believes that as of February 28, 2006 there are no significant impairments of the carrying amounts of such assets and no reduction in their estimated useful life is warranted.

Debt Issuance Costs

        Debt issuance costs are amortized over the term of the related debt agreement.

Goodwill

        Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized, but tested for impairment annually at year-end, and at any time when events suggest impairment may have occurred. The Company's goodwill impairment test is performed by comparing the net present value of projected cash flows to the carrying value of goodwill. The Company incorporates assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows. In the event the carrying value of a reporting unit exceeded its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit's goodwill exceeded its implied fair value. No goodwill impairments were recorded during fiscal year 2006, 2005 or 2004.

Stock-Based Compensation

        The Company accounts for stock options using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." As such, it does not recognize compensation expense associated with stock options granted to employees to purchase the Parent's common stock granted under the Parent's stock option plan, if the exercise price is at least equal to the fair market value of the Parent's common stock, as determined by the Board of Directors, at the date granted. Stock-based compensation costs for stock awards are reflected in operating results over the awards' vesting period. If compensation expense for options granted to purchase the Parent's stock had been determined based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) would have been adjusted to the pro forma amounts indicated below:

	Year ended February 28 2006	Year ended February 28 2005	Year ended February 29 2004
Net (loss) income, as reported	$(2,569,354)	$3, 095,995	$7,147,113
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	34,187	2,355,964	—
Less: stock-based employee compensation expense determined under fair value method, net of related tax effects	(66,442)	(395,992)	(214,396)

Pro forma net (loss) income, fair value method	$(2,601,609)	$5,055,967	$6,932,717

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

        In connection with the Company's debt transaction (Note 6), the Company accelerated vesting of all unvested employee stock options at that time. As a result thereof, the APB No. 25 expense for the fiscal year ended February 28, 2005 recognized in the table above is larger than the expense calculated under SFAS No. 123, as the expense associated with the accelerated vesting and cash paid for redemption of stock options would have been previously recognized if SFAS No. 123 had been applied from date of grant.

        The Company has estimated and recognized $81,787 and $533,551 million of compensation expense in the fiscal year ended February 28, 2006 and 2005, respectively, associated with employees that will actually benefit from the accelerated vesting of the stock options. No additional expense will need to be recognized after March 2006 as the original vesting period associated with the options has expired.

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

        Included in foreign currency translation adjustments for the fiscal year ended February 28, 2006 is a one-time adjustment of $2.6 million to correct the cumulative effect of improperly translating the value of property, plant and equipment. Historically, the translation of these assets from Canadian dollars to U.S. dollars had been occurring at historical rates, as opposed to actual month-end rates, as required under SFAS 52, "Foreign Currency Translation."

Concentrations

        In fiscal year 2006, one customer comprised 12.3% of sales. In fiscal year 2005, one customer comprised 17.6% of sales. In fiscal year 2004, two customers represented 11.1% and 10.9%, respectively of sales. These sales were in the Company's tissue segment in fiscal year 2006 and 2005 and both segments in fiscal year 2004.

Labor Concentration

        At February 28, 2006, approximately 63% of the Company's active full-time employees were represented by either the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union ("USW") or Independent Paper Workers of Canada through various collective bargaining agreements that expire between August 2008 and February 2010. In July 2005, the USW was elected to represent 84 hourly employees at our Mississippi facility, and was certified by the National Labor Relations Board as the exclusive collective bargaining representative of such employees. The Company is currently in the process of negotiating a collective bargaining agreement with USW.

Shipping and Handling Costs

        The Company classifies third-party inbound shipping and handling costs as a component of cost of goods sold. The Company classifies outbound shipping and handling costs as a reduction of sales. The outbound costs were $8,530,418, $7,254,504, and $6,623,137 for the years ended February 28, 2006 and 2005 and February 29, 2004, respectively.

Considerations Made to Resellers

        The Company recognizes consideration paid to a reseller of its products as a reduction of the selling price of its products sold and therefore, reduces net sales in the Company's statement of operations.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

New Accounting Standards

        In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This standard replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 requires that the change in accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. Such a change would require the Company to restate its previously issued financial statements to reflect the change in accounting principle to prior periods presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 will not have a material impact on the Company's results of operations and financial position.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" (SFAS 153). SFAS 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," by replacing the exception from fair value measurement for nonmonetary exchanges of similar productive assets with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on its results of operations and financial position.

        In December 2004, the FASB issued Statement No. 123 (revised), "Share-Based Payment," which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123R"). SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and amends FASB Statement No. 95, "Statement of Cash Flows." Although the approach to quantifying stock-based compensation expense in SFAS 123R is similar to SFAS 123, the revised statement requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the consolidated statements of operations based on their fair values as they are earned by the employees under the vesting terms. Pro forma disclosure of stock-based compensation expense, as is the Company's practice under SFAS 123, will not be permitted commencing with fiscal year ending February 28, 2007, since SFAS 123R must be adopted by the Company at the beginning of the first annual period beginning after December 15, 2005.    Due to its lack of sufficient trading history to estimate expected stock volatility, the Company has applied a minimum-value approach to estimate compensation expense associated with employee stock options under SFAS 123. Accordingly, it is required to use the prospective method of SFAS 123R, whereby nonvested awards outstanding at the date of adoption of SFAS 123R will continue to be accounted for in the same manner as they had been previous to the adoption. All awards granted, modified or settled after adoption will be accounted for using the measurement, recognition and attribute provision of SFAS 123R.

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

        In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 ("FAS 109-1"), "Application of FASB Statement No. 109, "Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." The American Jobs Creation Act, or AJCA, introduces a special 9% tax deduction when fully phased in on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement No. 109. The Company has determined that the amount of the special deduction for fiscal year 2006 did not have a significant impact on the effective tax rate for such fiscal year.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4"(SFAS 151). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on its results of operations and financial position.

3.     Inventories

        Components of inventories are as follows:

	February 28 2006	February 28 2005
Finished goods	$18,072,976	$14,063,736
Raw materials	2,624,006	3,910,698
Packaging materials and supplies	7,446,184	6,740,649

	28,143,166	24,715,083
Reserve for obsolescence	(223,218)	(114,015)

	$27,919,948	$24,601,068

4.     Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	February 28 2006	February 28 2005
Land and improvements	$7,272,169	$7,252,994
Buildings and improvements	33,028,237	31,251,845
Machinery and equipment	146,515,139	136,292,903
Furniture and fixtures	511,482	497,962
Computer hardware and software	3,989,097	3,822,385
Construction-in-progress	12,952,381	7,720,218

	204,268,505	186,838,307
Less accumulated depreciation	(106,178,054)	(89,523,717)

	$98,090,451	$97,314,590

5.     Debt Issuance Costs

        Debt issuance costs consist of the following:

	February 28 2006	February 28 2005
Debt issuance costs	$8,541,986	$8,540,333
Less accumulated amortization	(2,796,003)	(1,372,615)

	$5,745,983	$7,167,718

        Amortization expense for the fiscal years 2006, 2005 and 2004 of $1,423,388, $1,406,118 and $976,263, respectively, has been included in interest expense on the statement of operations for all fiscal years presented.

6.     Long-Term Debt

        Long-term debt consists of the following:

	Year ended February 28 2006	Year ended February 28 2005
Senior secured 9 3/4% notes due 2010	$162,000,000	$162,000,000
Less discount	(1,209,742)	(1,509,712)

	160,790,258	160,490,288
Industrial revenue bond payable, in annual installments, plus interest ranging from 4.8% to 6.65%, due in 2006	290,000	570,000

	161,080,258	161,060,288
Less current portion of debt	(290,000)	(270,000)

	$160,790,258	$160,790,288

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

        As of February 28, 2006 and 2005, there were no outstanding borrowings under the working capital facility.

7.    Stockholders' Equity (Deficiency)

        The Company used approximately $96.8 million of the proceeds from the issuance of the Notes to fund a stockholder dividend to the Parent to purchase shares of the Parent's common stock and warrants. Approximately $66.0 million was charged to capital in excess of par value and the remaining $30.8 million was charged to accumulated earnings, resulting in a deficiency.

8.    Gain on Sale of Equipment

        In July 2004, the Company sold a previously idled paper machine at its Menominee mill and recorded a gain on the sale of $2.4 million, which is included in other income on the income statement. The net proceeds from the sale were $4.0 million (gross proceeds of $5.2 million less brokerage fees and other direct costs of $1.2 million). All monies were received in fiscal year 2005.

9.    Income Taxes

        The provision for income taxes (benefit) consisted of the following:

	February 28 2006	Year Ended February 28 2005	February 29 2004
Current:
Federal	$(1,029,216)	$(1,881,077)	$1,715,525
State	177,000	423,000	463,007
Foreign	232,465	(46,937)	152,090

	(619,751)	(1,505,014)	2,330,622
Deferred:
Federal	(2,569,061)	1,434,269	2,197,215
State	(387,963)	111,890	244,135
Foreign	36,459	903,351	286,119

	(2,920,565)	2,449,510	2,727,469
Valuation allowance	(34,816)	(1,018,141)	93,395

	$(3,575,132)	$(73,645)	$5,151,486

        The foreign portion of the provision for income taxes is a result of operations at one of the Company's subsidiaries, Interlake Acquisition Corporation Limited, in Canada. The Company provides tax on foreign earnings that are remitted or deemed to be remitted.

        The reconciliation of income tax (benefit) expense on (loss) income at the U.S. federal statutory tax rates to the effective income tax rates is as follows:

	February 28 2006	Year Ended February 28 2005	February 29 2004
Tax at US statutory rate	$(2,089,125)	$1,027,599	$4,224,512
State taxes, net of federal benefit	(210,963)	279,180	615,039
Foreign non-deductible expense	680	588,200	—
Non-deductible employee expense	—	181,407	—
U.S. non-deductible items	38,643	22,733	82,266
Change in valuation allowance	(34,816)	(1,018,141)	93,395
Provision to return changes	(1,215,247)	(214,386)	340,701
Canadian withholding tax	136,917	—	—
Amended return changes	—	(323,814)	—
Net operating loss	—	(308,473)	—
Alternative minimum tax	—	(240,000)	—
Other	(201,221)	(67,950)	(204,427)

Income tax (benefit) expense	$(3,575,132)	$(73,645)	$5,151,486

        The reduction in the valuation allowance during fiscal year 2006 and fiscal year 2005 relates to the utilization of Canadian NOLs, as the subsidiary was profitable in fiscal year 2006 and fiscal year 2005.

        The components of pretax (loss) income consist of the following:

	Year ended February 28 2006	Year ended February 28 2005	Year ended February 29 2004
United States	$(6,349,474)	$2,107,142	$11,523,311
Foreign	204,988	915,208	775,288

Total pretax (loss) income	$(6,144,486)	$3,022,350	$12,298,599

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	Year ended February 28 2006	Year ended February 28 2005
Deferred tax assets:
Compensation and benefits	$580,566	$516,732
NOL carryforward	2,024,343	513,209
Accounts receivable	119,945	159,260
Other	850,569	323,620

Total deferred tax assets	3,575,423	1,512,821
Deferred tax liabilities:
Goodwill	(812,525)	(641,902)
Property, plant and equipment	(13,705,430)	(14,821,628)
Other	(87,612)	—

Total deferred tax liabilities	(14,605,567)	(15,463,530)
Valuation allowance	—	(34,816)

Net deferred tax liability	$(11,030,144)	$(13,985,525)

        Deferred income taxes are included in the balance sheets as follows:

	February 28 2006	February 28 2005
Current deferred income tax assets, net	$2,931,599	$1,294,851
Noncurrent deferred income tax liabilities, net	(13,961,743)	(15,280,376)

	$(11,030,144)	$(13,985,525)

        The temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are net operating loss carryforwards, differences between financial statement and tax bases of property, plant and equipment, the allowance for doubtful accounts and other miscellaneous reserves.

        As of February 28, 2006, the Company had federal NOLs of approximately $3,944,000, which expire in 2026 and state net NOLs of approximately $11,507,000, which begin to expire in 2018.

10.   Retirement Plan

        The Company has a Savings Incentive and Profit-Sharing Plan (the "Plan") qualified under Section 401(k) of the Internal Revenue Code. The Plan covers all employees who are 21 years of age or older with one or more years of service. Employees may contribute up to 20% of their annual compensation (subject to certain statutory limitations) to the Plan through voluntary salary deferred payments. The Company matches 100% of the employees' contribution up to 2% of the employees' salary and 70% of the remaining employees' contribution up to 6% of the employees' salary. The Company contributed $1,506,914, $1,400,740 and $1,330,372 to the Plan for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively.

11.   Commitments and Contingencies

        The Company leases certain warehouses, vehicles and equipment under noncancelable operating leases, which expire at varying times through February 2010. Future minimum lease obligations at February 28, 2006 are as follows:

Year ending:
2007	$2,420,191
2008	2,079,876
2009	1,819,219
2010	1,344,152

$7,663,438

        Operating lease and rental expenses aggregated $3,160,316, $3,111,791 and $3,449,001 for the years ended February 28, 2006, February 28, 2005 and February 29, 2004, respectively.

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

        Beginning April 2002, the Company entered into agreements with various pulp vendors to purchase various amounts of pulp, with the last agreement expiring in February 2008. These commitments require purchases of pulp up to approximately 114,500 tons per year, at pulp prices below published list prices and allow the Company to shift a portion of its pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall. The Company believes that the fiscal year 2007 commitment under these arrangements or their equivalent approximates 50% of its budgeted pulp needs for the year. The future purchase value of the contracts, valued at the February 28, 2006 price, is $63,170,719.

12.   Related Party Transactions

        Management fees and out-of-pocket expenses paid to Charterhouse Group International, Inc. ("Charterhouse") (a majority stockholder of the Parent) of $450,768, $456,239 and $452,279 in fiscal years 2006, 2005 and 2004, respectively, are reflected in selling, general and administrative expenses.

13.   Stock Options and Restricted Stock

        The Parent grants stock options to certain members of the Company's management under the Cellu Paper Holdings, Inc. 2001 Stock Incentive Plan (the "Plan"). During fiscal year 2004, the Parent granted 875 stock options to various employees with an exercise price of $7,057, each of which vests over a three-year period. During fiscal year 2005, the Parent granted 393 stock options to various employees with an exercise price of $9,614, each of which vests over a three-year period. During fiscal year 2006, the Parent granted 50 stock options to one employee with an exercise price of $7,184, which vest over a three-year period. In November 2001, the Company issued 1,672.2 shares of restricted common stock to the Company's Chief Executive Officer. The restricted stock, which was valued at $2,000,000 on the date of issuance, vested 50% in fiscal year 2003 and 25% in each of fiscal year 2004 and fiscal year 2005. The expense recognized by the Company associated with this grant totaled $388,888 in fiscal year 2005 and $666,667 in each of fiscal year 2004 and fiscal year 2003. As of February 28, 2006, 1,814.45 shares of common stock were authorized for issuance under awards granted and to be granted and 106.83 options were available for grant of awards under the Plan.

        Stock option amounts and weighted-average exercise prices follow:

	Year ended February 28 2006		Year ended February 28 2005		Year ended February 29 2004
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	899	$7,147	1,350	$4, 995	475	$1,196
Granted	50	7,184	393	9,614	875	7,057
Exercised	—	—	—	—	—	—
Cancelled	(206)	6,558	(234)	(7,057)	—	—
Redeemed	—	—	(610)	(4,011)	—	—

Outstanding, end of year	743	$7,313	899	$7,147	1,350	$4,995

Exercisable, end of year	477	$6,289	273	$3,669	318	$1,196

        The weighted average fair value of options at the date of grant for options granted during fiscal year 2006, 2005 and 2004 is $907, $1,213 and $1,082 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions: 4 years expected life; 3.43% risk free interest rate; no volatility and zero dividend yield. Options outstanding at February 28, 2006 have a weighted average remaining contractual life of 7.84 years.

14.    Business Segments

        The Company operates in two reportable business segments: tissue and machine-glazed paper. The Company assesses the performance of its reportable business segments using income from operations. Income from operations excludes interest income, interest expense, income tax expense (benefit), write-off of debt issuance costs and prepayment penalties, the impact of foreign currency gains and losses and gain on sale of equipment. A portion of corporate and shared expenses is allocated to each segment. Included in fiscal year 2006 income from operations is $1,050,363 related to restructuring activities. Of this amount, $774,187 impacts the machine-glazed paper segment and $276,176 impacts the tissue segment. Also included in fiscal year 2006 income from operations is $2,284,475 million of terminated merger-related transaction costs. Of this amount, $799,567 impacts the machine-glazed paper segment and $1,484,908 impacts the tissue segment. Segment assets primarily include mill property, plant and equipment, raw material, packaging and finished product inventories and accounts receivable. Corporate assets primarily include prepaid expenses and other current assets, income taxes and debt issuance costs.

	Year ended February 28 2006	Year ended February 28 2005	Year ended February 29 2004
Net Sales
Tissue	$232,864,518	$230,369,609	$189,743,525
Machine-glazed paper	95,968,346	102,523,435	100,518,992

Consolidated	$328,832,864	$332,893,044	$290,262,517

Income from Operations
Tissue	$8,372,803	$14,656,409	$13,316,717
Machine-glazed paper	3,060,238	7,298,531	6,631,654

Consolidated	11,433,041	21,954,940	19,948,371
Write-off of debt issuance costs and prepayment penalties	—	(3,318,495)	—
Interest expense, net	(17,076,757)	(17,427,888)	(7,079,144)
Net foreign currency transaction loss	(503,262)	(633,172)	(674,087)
Other income	2,492	2,446,965	103,459

Pretax (loss) income	$(6,144,486)	$3,022,350	$12,298,599

Capital Expenditures
Tissue	$11,770,818	$9,778,871	$8,223,304
Machine-glazed paper	1,279,348	1,640,367	2,323,675

Consolidated	$13,050,166	$11,419,238	$10,546,979

Depreciation
Tissue	$9,686,799	$8,769,253	$8,044,957
Machine-glazed paper	4,757,120	5,453,927	5,388,277
Corporate	410,102	634,934	525,009

Consolidated	$14,854,021	$14,858,114	$13,958,243

	February 28 2006	February 28 2005
Segment assets
Tissue	$132,161,765	$129,335,302
Machine-glazed paper	50,420,559	47,397,066
Corporate assets	27,649,790	34,110,709

Consolidated	$210,232,114	$210,843,077

Goodwill
Tissue	$9,021,495	$9,021,495
Machine-glazed paper	4,702,440	4,702,440

Consolidated	$13,723,935	$13,723,935

15.    Geographic Data

        Net sales and long-lived assets by geographic area are as follows:

	Year ended February 28 2006	Year ended February 28 2005	Year ended February 29 2004
Net Sales
United States	$284,737,873	$286,721,458	$278,954,274
Other	58,461,671	58,079,541	22,745,275

Sub-total	343,199,544	344,800,999	301,699,549
Sales deductions	14,366,680	11,907,955	11,437,032

Consolidated	$328,832,864	$332,893,044	$290,262,517

	February 28 2006	February 28 2005
Long Lived Assets
United States	$87,607,346	$88,324,174
Other	10,483,105	8,990,416

Consolidated	$98,090,451	$97,314,590

16.    Agreement and Plan of Merger

        On June 14, 2005, the Parent entered into an Agreement and Plan of Merger pursuant to which the Parent would be acquired for total consideration (including assumption of debt) of approximately $276 million, subject to certain adjustments. The merger agreement was terminated as of the close of business on October 6, 2005 by the mutual consent of the parties.

        During fiscal year 2006, the Company expensed $2,284,475 in costs associated with the proposed transaction. These costs are shown separately on the Company's 2006 statement of operations.

17.   Restructuring Activities

        On September 26, 2005, the Company announced to its employees its intention to indefinitely idle one of its paper machines at its Interlake facility in Ontario, Canada effective November 21, 2005. As of February 28, 2006, the Company is evaluating business alternatives with respect to the idle machine. This decision was due to significant increases in manufacturing costs that the Company was unable to pass on to the machine-glazed segment market. As a result of this action, 48 employees were terminated on that date. In connection therewith, the Company has estimated severance costs of $741,923 ("Interlake restructuring"). The Company has also recorded $289,670 related to severance costs associated with a change in the corporate organizational structure of the Company ("Corporate restructuring"). The total restructuring costs of $1,031,593 were recorded in the third quarter 2006 in the Company's statement of operations. In the fourth quarter 2006, the Company determined that the Interlake restructuring reserve needed to be adjusted downward by $116,447 and additional costs of $135,217 related to the corporate restructuring were recorded. Accordingly, for the fiscal year ended February 28, 2006 restructuring costs of $1,050,363 have been recorded as a separate line item in the Company's statement of operations.

        As of February 28, 2006, the restructuring accrual on the balance sheet is approximately $.1 million related to the Interlake restructuring and approximately $.2 million related to the corporate restructuring.

18.   Hurricane Katrina

        On August 29, 2005, the Company's facility in Wiggins, Mississippi was in the direct path of Hurricane Katrina. As a result of the storm, the mill was shut down for over a week, during which time the Company worked with its customers to source their needs from its other five facilities. The Company maintains property and business interruption insurance and has determined the total cost of the hurricane damage and business interruption to be approximately $1.0 million. The Company has submitted an insurance claim and will collect approximately $.2 million, after deductibles. This amount has been recorded as a receivable on the Company's February 28, 2006 balance sheet.

19.   Subsequent Events

Bonus Agreements

        On March 27, 2006, the Company entered into agreements with Russell Taylor, its President and Chief Executive Officer; Dianne Scheu, its Senior Vice President, Finance and Chief Financial Officer; and Steven Ziessler, its President, Tissue & Machine-Glazed and Chief Operating Officer, pursuant to which each received a lump sum cash payment equal to one year's current base salary. Mr. Taylor's current base salary is $425,000, Ms. Scheu's current base salary is $230,000 and Mr. Ziessler's current base salary is $250,000. The payment does not affect any other terms of such executive's employment arrangements with the Company and will not be taken into account in computing any future compensation.

        Pursuant to the terms of his agreement, if Mr. Taylor's employment with the Company is terminated on or prior to September 27, 2006, for any reason, other than due to his death or disability, he is required to repay the payment to the Company. Pursuant to the terms of her agreement, if Ms. Scheu's employment with the Company is terminated on or prior to March 27, 2007, for any reason, other than due to her death or disability, she is required to repay the payment to the Company. Pursuant to the terms of his agreement, if Mr. Ziessler's employment with the Company is terminated on or prior to March 27, 2007, for any reason, other than due to his death or disability, he is required to repay the payment to the Company.

Restricted Stock Agreements

        On March 27, 2006, the Parent entered into Restricted Stock Agreements with Dianne Scheu and Steven Ziessler, pursuant to which the Parent granted 170.65 restricted shares of its common stock each to Dianne Scheu and Steven Ziessler pursuant to Cellu Paper's 2001 Stock Incentive Plan (the "Plan"). The shares will vest and cease to be restricted in three equal annual installments commencing on March 27, 2007, as long as Ms. Scheu or Mr. Ziessler, as the case may be, is continuously employed by the Company until each such vesting date with respect to her or his shares. Any restricted stock outstanding at the time of a Change of Control (as defined in the Plan) shall become vested and cease to be restricted stock. Additionally, the Parent has agreed to pay an additional amount to Ms. Scheu and Mr. Ziessler, as the case may be, to fully gross up her or him, as applicable, for the amount included in gross income for income tax purposes as a result of making a Section 83(b) election under the Internal Revenue Code of 1986, as amended, or the payment of any gross-up amount payment. Both Ms. Scheu and Mr. Ziessler have made a timely Section 83(b) election.

Merger Agreement

        On May 8, 2006, the Parent entered into an Agreement and Plan of Merger with Cellu Parent Corporation, a corporation organized and controlled by Weston Presidio V, L.P. ("Weston Presidio"). Pursuant to the agreement, Cellu Acquisition Corporation, a newly formed wholly owned subsidiary of Cellu Parent Corporation, will merge with and into the Parent, with the Parent surviving. The aggregate merger consideration (including assumption of $162.0 million in aggregate principal amount of the Company's outstanding 9.75% senior secured notes) to be paid to the Parent will be $205 million, subject to adjustment for working capital and actual net cash at closing versus agreed upon targets, and for certain tax benefits that the Company may realize.

        In addition, total consideration is subject to adjustment for up to an additional $35 million in contingent earnout consideration based upon the achievement of certain financial targets. If any portion of the contingent payments are unable to be made, then Weston Presidio has agreed to provide the necessary funds to former holders of the Parent's capital stock, options and warrants through an equity investment in the Parent or otherwise.

        The merger is subject to customary conditions including the approval of the Parent's stockholders, the expiration of antitrust waiting periods, receipt by the Company of the consent of the holders of at least 95% in aggregate principal amount of the Notes, the refinancing of the Company's existing working capital facility and the satisfaction of other customary conditions. The merger is expected to close by June 2006. Cellu Parent Corporation plans to finance the cash portion of the merger consideration with equity contributed by Weston Presidio.

20.   Quarterly Results of Operations (Unaudited)

Year Ended 2/28/06	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$77,643,998	$86,017,502	$81,512,440	$83,658,924	$328,832,864
Gross profit	$6,993,839	$7,622,737	$6,728,624	$6,376,518	$27,721,718
Income from operations (1)	$3,868,358	$3,701,395	$838,065	$3,025,223	$11,433,041
Net loss	$(110,172)	$(855,779)	$(1,230,465)	$(372,938)	$(2,569,354)
Year Ended 2/28/05	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$78,784,184	$86,275,437	$85,689,504	$82,143,919	$332,893,044
Gross profit	$9,051,592	$11,019,949	$11,218,519	$9,552,249	$40,842,309
Income from operations (2)	$1,675,455	$6,662,611	$7,548,232	$6,068,642	$21,954,940
Net (loss) income	$(998,346)	$3,536,105	$(491,538)	$1,049,774	$3,095,995

(1)
Income from operations for the third quarter of fiscal year 2006 includes $1.0 million related to restructuring activities and $2.3 million of terminated merger-related transaction costs.

(2)
Income from operations for the first quarter of fiscal year 2005 includes compensation from the redemption of stock options ($3.4 million) and expense related to accelerated vesting of certain stock options ($.5 million), each of which was triggered by the issuance of the Notes in March 2004.

Schedule II—Valuation and Qualifying Accounts
Cellu Tissue Holdings, Inc.
Fiscal years ended February 28, 2006, February 28, 2005, and February 29, 2004

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for Doubtful Accounts: February 28, 2006	$398,749	$115,269	$213,704	$300,314
February 28, 2005	373,433	117,675	92,359	398,749
February 29, 2004	484,716	32,791	144,074	373,433
Income Tax Valuation Allowance: February 28, 2006	$34,816	$—	$34,816	$—
February 28, 2005	1,052,957	—	1,018,141	34,816
February 29, 2004	959,562	93,395	—	1,052,957
Inventory Obsolescence Reserve: February 28, 2006	$114,015	$144,427	$35,224	$223,218
February 28, 2005	156,909	34,892	77,786	114,015
February 29, 2004	148,958	18,920	10,969	156,909

S-1

QuickLinks

TABLE OF CONTENTS
PART I
PART II
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFCIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES
INDEX TO EXHIBITS
SIGNATURES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Cellu Tissue Holdings, Inc. and Subsidiaries Consolidated Balance Sheets
Cellu Tissue Holdings, Inc. and Subsidiaries Consolidated Statements of Operations
Cellu Tissue Holdings, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
Cellu Tissue Holdings, Inc. and Subsidiaries Consolidated Statements of Cash Flows
Cellu Tissue Holdings, Inc. and Subsidiaries Notes to Consolidated Financial Statements
February 28, 2006
Schedule II—Valuation and Qualifying Accounts Cellu Tissue Holdings, Inc. Fiscal years ended February 28, 2006, February 28, 2005, and February 29, 2004