Form 10-Q
period 2006-05-25
Cellu Tissue Holdings, Inc.
filed 2006-07-10
CIK 1295976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 25, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________.
Commission file number 333-118829

Cellu Tissue Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	06-1346495 (IRS Employer Identification No.)
1855 Lockeway Drive, Suite 501, Alpharetta , Georgia (Address of principal executive offices)	30004 (zip code)
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

The number of shares outstanding of each of the registrant’s classes of common stock as of July 7, 2006:

Title of Class	Shares Outstanding
Common Stock, $.01 par value	100

CELLU TISSUE HOLDINGS, INC.
FORM 10-Q
QUARTER ENDED MAY 25, 2006

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	May 25 2006	May 26 2005

Net sales	$78,641,977	$77,643,998
Cost of goods sold	71,791,158	70,650,159
Gross profit	6,850,819	6,993,839

Selling, general and administrative expenses	3,147,304	2,998,659
Merger-related transaction costs	127,207	126,822
Income from operations	3,576,308	3,868,358

Interest expense, net	4,052,725	4,133,113
Foreign currency loss (gain)	205,500	(99,619)
Other (income) expense	(25,392)	4,386
Loss before income tax benefit	(656,525)	(169,522)

Income tax benefit	(180,873)	(59,350)
Net loss	$(475,652)	$(110,172)

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 25 2006	February 28 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,708,054	$22,824,062
Receivables, net	37,669,025	35,054,372
Inventories	29,652,197	27,919,948
Prepaid expenses and other current assets	3,456,189	3,377,952
Income tax receivable	363,027	362,122
Deferred income taxes	3,018,607	2,931,599
TOTAL CURRENT ASSETS	89,867,099	92,470,055
PROPERTY, PLANT AND EQUIPMENT, NET	96,394,167	98,090,451
DEBT ISSUANCE COSTS	5,410,609	5,745,983
GOODWILL	13,723,935	13,723,935
OTHER ASSETS	202,070	201,690
TOTAL ASSETS	$205,597,880	$210,232,114

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$18,066,909	$18,648,281
Accrued expenses	16,612,543	16,005,155
Accrued interest	3,050,815	7,231,888
Current portion of long-term debt	—	290,000
TOTAL CURRENT LIABILITIES	37,730,267	42,175,324
LONG-TERM DEBT, LESS CURRENT PORTION	160,860,936	160,790,258
DEFERRED INCOME TAXES	13,652,727	13,961,743
OTHER LIABILITIES	205,805	210,349
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Capital in excess of par value	667,996	615,338
Accumulated deficit	(12,101,411)	(11,625,759)
Accumulated other comprehensive income	4,581,559	4,104,860
TOTAL STOCKHOLDERS’ EQUITY(DEFICIENCY)	(6,851,855)	(6,905,560)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIENCY)	$205,597,880	$210,232,114

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	May 25 2006	May 26 2005
Cash flows from operating activities
Net loss	(475,652)	($110,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	52,658	—
Deferred income taxes	(396,024)	(191,010)
Accretion of debt discount	70,678	71,500
Amortization of intangibles	335,374	339,273
Depreciation	3,534,475	4,009,424
Changes in operating assets and liabilities:
Receivables	(2,614,653)	(284,023)
Inventories	(1,732,249)	(5,624,890)
Prepaid expenses and other current assets and income tax receivable	(79,142)	319,244
Other	(4,924)	(12,464)
Accounts payable, accrued expenses and accrued interest	(4,155,057)	(4,142,396)
Total adjustments	(4,988,864)	(5,515,342)
Net cash used in operating activities	(5,464,516)	(5,625,514)

Cash flows from investing activities
Capital expenditures,net	(1,682,565)	(4,003,367)
Net cash used in investing activities	(1,682,565)	(4,003,367)

Cash flows from financing activities
Payments of long-term debt	(290,000)	(280,000)
Debt issuance costs	—	(1,653)
Net cash used in financing activities	(290,000)	(281,653)

Effect of foreign currency	321,073	(162,109)

Net decrease in cash and cash equivalents	(7,116,008)	(10,072,643)
Cash and cash equivalents at beginning of period	22,824,062	26,959,029
Cash and cash equivalents at end of period	$15,708,054	$16,886,386

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
May 25, 2006

Note 1 Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements include the accounts of Cellu Tissue Holdings, Inc. and its wholly-owned subsidiaries (the “Company”). The Company is a wholly-owned subsidiary of Cellu Paper Holdings, Inc. (the “Parent”). These statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 25, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2007. For further information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006 and the consolidated financial statements and footnotes thereto as of February 28, 2006 and for the year then ended, from which the consolidated balance sheet at February 28, 2006 has been derived.

Reclassification

Certain prior year amounts have been reclassified to conform to the current fiscal year 2007 presentation.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS 123R”), “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using fair-value-based method and the recording of such expense in the Company’s consolidated statement of operations. The Company adopted the provisions of SFAS 123R using the prospective method effective March 1, 2006. As such, there was no accounting effect on any outstanding awards. Upon adoption of SFAS 123R, the Company had only one share-based payment arrangement. The Parent grants stock options to certain members of the Company’s management under the Cellu Paper Holdings, Inc. 2001 Stock Incentive Plan (the “Plan”). As of the date of adoption of SFAS 123R, there were 743 options outstanding with a weighted average exercise price of $7,313 and a weighted average remaining contractual life of 7.84 years.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 1 Basis of Presentation and Significant Accounting Policies (continued)

For the three-month period ended May 25, 2006 there were no options granted and 184 options were cancelled in connection with a restricted stock grant as discussed below.

On March 27, 2006, the Parent entered into Restricted Stock Agreements with the Company’s Chief Financial Officer and Chief Operating Officer, pursuant to which the Parent granted 170.65 restricted shares of its common stock to each pursuant to the Plan. The shares will vest and cease to be restricted in three equal annual installments commencing on March 27, 2007, as long as the named individual, as the case may be, is continuously employed by the Company until each such vesting date with respect to her or his shares. Any restricted stock outstanding at the time of a Change of Control (as defined in the Plan) shall become vested and cease to be restricted stock. Additionally, our Parent has agreed to pay an additional amount to the named individual, as the case may be, to fully gross up her or him, as applicable, for the amount included in gross income for income tax purposes as a result of making a Section 83(b) election under the Internal Revenue Code of 1986, as amended, or the payment of any gross-up amount payment. Both named individuals have made a timely Section 83(b) election. For the three-month period ended May 25, 2006, the Company has recorded $52,658 of compensation expense related to the vesting of the above grants in accordance with SFAS 123R.

Derivatives and Hedging

The Company uses derivative financial instruments to offset a substantial portion of its exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as hedges of specific quantities of natural gas expected to be purchased in future months.   These contracts are held for purposes other than trading and are designated as cash flow hedges. The Company measures hedge effectiveness by formally assessing, at least quarterly, the correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The ineffective portions of the hedges are recorded in the statement of operations in the current period. The Company had minimal derivative activity in the three-month period ended May 25, 2006 and therefore, minimal impact to operating results.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4 “(SFAS 151). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities. The Company adopted the

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 1 Basis of Presentation and Significant Accounting Policies (continued)

provisions of SFAS 151 as of March 1, 2006 and the adoption thereof, did not have a material impact on the Company’s results of operations and financial position.

Note 2 Inventories

Components of inventories are as follows:

	May 25, 2006	February 28, 2006

Finished goods	$18,313,605	$18,072,976
Raw materials	3,383,536	2,624,006
Packaging materials and supplies	8,148,760	7,446,184
	29,845,901	28,143,166
Inventory reserves	(193,704)	(223,218)
	$29,652,197	$27,919,948

Note 3 Debt Issuance Costs

Debt issuance costs consist of the following:

	May 25, 2006	February 28, 2006

Debt issuance costs	$8,541,986	$8,541,986
Less accumulated amortization	(3,131,377)	(2,796,003)
	$5,410,609	$5,745,983

Amortization expense for the three months ended May 25, 2006 and May 26, 2005 of $335,374 and $339,273, respectively, has been included in interest expense on the statement of operations for all periods presented.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 4 Long-Term Debt

Long-term debt consists of the following:

	May 25, 2006	February 28, 2006
9 ¾% senior secured notes due 2010	$162,000,000	$162,000,000
Less discount	(1,139,064)	(1,209,742)
	160,860,936	160,790,258
Industrial revenue bond payable, in annual installments, plus interest ranging from 4.8% to 6.65%, due in 2006	—	290,000
	160,860,936	161,080,258
Less current portion of debt	—	(290,000)
	$160,860,936	$160,790,258

The Company’s 9¾% senior secured notes (the “Notes”) mature on March 15, 2010 and require semi-annual interest payments on March 15 and September 15, which commenced on September 15, 2004.  The Notes are collateralized by a senior secured interest in substantially all of the Company’s assets. Terms of the indenture under which the Notes have been issued contain certain covenants, including limitations on certain restricted payments and the incurrence of additional indebtedness. The Notes are unconditionally guaranteed by all of the Company’s subsidiaries.

In connection with the Merger as defined and discussed in Note 9, the Company solicited consents with respect to the Notes.  Consents were received with respect to 100% of the aggregate outstanding principal amount of the Notes, the Company accepted all of the consents delivered in the consent solicitation and paid to the consenting Note holders a consent fee of $40 per $1,000 principal amount of Notes for which they delivered consents. These payments were made in the Company’s second quarter 2007. As a result of the acceptance by the Company of the consents delivered by Note holders and the completion of the consent solicitation, the amendments to the indenture governing the Notes described in the Consent Solicitation Statement dated May 9, 2006 and related Supplement dated May 24, 2006 have become operative and the Company will not be required to make a change of control offer to purchase any Notes in connection with the Merger.

As of May 25, 2006, there were no outstanding borrowings under the Company’s working capital facility.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 5 Comprehensive Loss

The components of comprehensive loss for the three months ended May 25, 2006 and May 26, 2005 are as follows:

	Three months ended
	May 25, 2006	May 26, 2005
Net loss	$(475,652)	$(110,172)
Foreign currency translation adjustments	321,073	(162,109)
Comprehensive loss	$(154,579)	$(272,281)

Note 6 Business Segments

The Company operates in two reportable business segments:  tissue and machine-glazed paper. The Company assesses the performance of its reportable business segments using income from operations. Income from operations excludes interest income, interest expense, other income (expense), income tax expense (benefit) and the impact of foreign currency gains and losses.  A portion of corporate and shared expenses is allocated to each segment.

	Three months ended
	May 25, 2006	May 26, 2005
Net Sales
Tissue	$55,328,622	$56,071,692
Machine-glazed paper	23,313,355	21,572,306
Consolidated	$78,641,977	$77,643,998

Income from operations
Tissue	$2,939,493	$2,578,713
Machine-glazed paper	636,815	1,289,645
Consolidated	3,576,308	3,868,358
Interest expense	(4,135,637)	(4,185,860)
Net foreign currency transaction (loss) gain	(205,500)	99,619
Interest income	82,912	52,747
Other (expense) income	25,392	(4,386)
Pretax loss	$(656,525)	$(169,522)

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 6 Business Segments (continued)

Capital Expenditures
Tissue	$669,789	$3,412,250
Machine-glazed paper	141,670	191,606
Corporate	871,106	399,511
Consolidated	$1,682,565	$4,003,367

Depreciation
Tissue	$2,563,895	$2,584,309
Machine-glazed Paper	970,580	1,425,115
	$3,534,475	$4,009,424

Note 7 Income Taxes

The effective income tax benefit for the three months ended May 25, 2006 was 27.6% compared to a 35% effective tax benefit for the three months ended May 26, 2005. The reduction in the effective tax rate for the three months ended May 25, 2006 is due to the difference between book and tax treatment relative to compensation matters.

Note 8 Bonus Agreements

On March 27, 2006, the Company entered into agreements with Russell Taylor, its President and Chief Executive Officer; Dianne Scheu, its Senior Vice President, Finance and Chief Financial Officer; and Steven Ziessler, its President, Tissue & Machine-Glazed and Chief Operating Officer, pursuant to which each received a lump sum cash payment equal to one year’s current base salary thereof. As of that date, Mr. Taylor’s current base salary was $425,000, Ms. Scheu’s current base salary was $230,000 and Mr. Ziessler’s current base salary was $250,000. The payment does not affect any other terms of such executive’s employment arrangements with the Company and will not be taken into account in computing any future compensation.

Pursuant to the terms of his agreement, if Mr. Taylor’s employment with the Company is terminated on or prior to September 27, 2006, for any reason, other than due to his death or disability, he is required to repay the bonus to the Company. Pursuant to the terms of her agreement, if Ms. Scheu’s employment with the Company is terminated on or prior to March 27, 2007, for any reason, other than due to her death or disability, she is required to repay the bonus to the Company. Pursuant to the terms of his agreement, if Mr. Ziessler’s employment with the Company is terminated on or prior to March 27, 2007, for any reason, other than due to his death or disability, he is required to repay the bonus to the Company. These payments were made during the quarter ended May 25, 2006 and

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 8 Bonus Agreements (continued)

have been included in prepaid expenses and other current assets as of May 25, 2006 as they were reimbursed as part of the merger consideration as further discussed in Note 9.

Note 9 Merger Agreement

On May 8, 2006, Parent entered into an Agreement and Plan of Merger with Cellu Parent Corporation (“Cellu Parent”), a corporation organized and controlled by Weston Presidio V, L.P. (“Weston Presidio”), and Cellu Acquisition Corporation, a wholly owned subsidiary of Cellu Parent and a newly-formed corporation indirectly controlled by Weston Presidio (“Merger Sub”). Pursuant to the agreement, on June 13, 2006, Merger Sub was merged with and into Parent, with Parent surviving. The aggregate merger consideration (including assumption of $162.0 million in aggregate principal amount of the Company’s outstanding 9.75% senior secured notes)  paid to Parent was $205 million, subject to adjustments for working capital and actual net cash at closing versus agreed upon targets, and for certain tax benefits that the Company may realize.

In addition, total consideration is subject to adjustment for up to an additional $35 million in contingent earnout consideration based upon the achievement of certain financial targets. If any portion of the contingent payments are unable to be made, then Weston Presidio has agreed to provide the necessary funds to former holders of the Parent’s capital stock, options and warrants through an equity investment in Parent or otherwise.

Note 10 Subsequent Events

On June 12, 2006, the abovementioned merger was completed. Accordingly, the following agreements were entered into or adopted in connection with the consummation of the merger:

Option Plan

On June 12, 2006, the Board of Directors of Cellu Parent adopted a 2006 Stock Option and Restricted Stock Plan (the “Plan”). The Plan provides the ability for the Plan Administrator to make awards of options to purchase shares of common stock of Cellu Parent and/or awards of restricted shares of common stock of Cellu Parent. A maximum of 8,095 shares of common stock of Cellu Parent may be delivered in satisfaction of awards under the Plan, determined net of shares of common stock withheld by Cellu Parent in payment of the exercise price of an award or in satisfaction of tax withholding requirements. Key employees and directors of, and consultants and advisors to, Cellu Parent or its affiliates who, in the opinion of the Plan Administrator, are in a position to make a significant contribution to the success of Cellu Parent and its affiliates are eligible to participate in the Plan.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 10 Subsequent Events (continued)

Management Agreement

On June 12, 2006, the Company, Cellu Parent, and Cellu Acquisition Corporation entered into a Management Agreement with Weston Presidio Service Company, LLC (“Weston Presidio Service Company”), pursuant to which Weston Presidio Service Company has agreed to provide the Company with certain management, consulting and financial and other advisory services. Weston Presidio Service Company is an affiliate of Weston Presidio, which is the controlling shareholder of Cellu Parent, which is the sole shareholder of Parent.  In consideration for such services, the Company, Cellu Parent and Cellu Acquisition Corporation have jointly and severally agreed to pay Weston Presidio Service Company an annual fee of $450,000, to be paid in equal quarterly installments, and to reimburse out-of-pocket expenses of Weston Presidio Service Company and its affiliates. In addition, in connection with the consummation of the Merger and as required by the Management Agreement, the Company paid Weston Presidio Service Company a fee in the amount of $2,000,000. The Management Agreement expires on June 12, 2016, but will be automatically extended on each anniversary of such date for an additional year, unless one of the parties provides written notice of its desire not to automatically extend the term at least 90 days prior to such anniversary.

Credit Agreement

The Company entered into a Credit Agreement, dated as of June 12, 2006 (the “Credit Agreement”), among the Company, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of the Company, as Canadian Borrower, Parent, the other loan guarantors party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and the other lenders party thereto.

The Credit Agreement provides for a $35.0 million working capital facility, including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. An amount equal to $32.0 million is available, in U.S. dollars, to the U.S. Borrower under the facility, and an amount equal to $3.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility.

Item 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Certain statements contained in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and as such, may involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate”, “believe”, “intend”, “project”, or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, those set forth in Forward-Looking Statements in our Annual Report on Form 10-K for our fiscal year ended February 28, 2006. These risks and uncertainties should be considered in evaluating any forward-looking statements contained herein.

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

We operate in two reportable business segments:  tissue and machine-glazed paper. We assess the performance of our reportable business segments using income from operations. Income from operations excludes interest income, interest expense, income tax expense (benefit), other income and expense and the impact of foreign currency gains and losses.

On June 12, 2006, Weston Presidio completed the acquisition of our Parent through a merger of a company controlled by Weston Presidio with and into our Parent, with our Parent surviving.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended May 25, 2006 (the fiscal 2007 three-month period) compared to the Three Months Ended May 26, 2005 (the fiscal 2006 three-month period)

Net sales for the fiscal 2007 three-month period increased $1.0 million, or 1.3%, to $78.6 million from $77.6 million for the comparable period in the prior year.  For the fiscal 2007 three-month period, we sold 61,359 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products. This is a decrease of 443 tons, or .7%, from the comparable period in the prior year. Included in this decrease is the effect of the shut down of our machine-glazed machine at our Ontario facility, which transpired in the third quarter of fiscal 2006 and represented a decrease of 1,804 tons. Net of the effect of this, tons sold increased 1,361 or 2.3% for the fiscal 2007 three-month period over the comparable period in the prior year. More than offsetting the effect of the decrease, inclusive of the effect of the machine shutdown, in tonnage sold is an increase in net sales per ton in the fiscal 2007 three-month period to $1,282 from $1,256 in the fiscal 2006 three-month period.

Net sales for our tissue segment for the fiscal 2007 three-month period were $55.3 million, a decrease of $.7 million, or 1.3%, from the comparable period in the prior year.  The decrease is attributable to a decrease in tonnage sold which was partially offset by an increase in net selling price per ton.  Net sales for our machine-glazed segment for the 2007 three-month period were $23.3 million, an increase of $1.7 million, or 8.1%, from the comparable period in the prior year. Despite the effect of the machine shutdown, as discussed above, this increase is attributable to an increase in tonnage sold. The increase in tonnage sold is the result of the net sales for the fiscal 2006 three-month period being unusually low due to one of our top machine-glazed customers buying fewer tons during this period.

Gross profit for the fiscal 2007 three-month period decreased to $6.9 million from $7.0 million, a decrease of $.1 million, or 2.0%, from the comparable period in the prior year.  As a percentage of net sales, gross profit decreased to 8.7% in the fiscal 2007 three-month period from 9.0% in the fiscal 2006 three-month period. The decrease in gross profit in the fiscal 2007 three-month period was primarily attributable to an increase in energy costs per ton over the comparable period in the prior year.  The effect of the increase in energy prices for the fiscal 2007 three-month period was $1.2 million. Absent these energy price increases, gross profit for the fiscal 2007 three-month period would have been 10.2% compared to 9.0% for the comparable period in the prior year. The increase in the fiscal 2007 three-month period, after adjusting for the effect of the increase in energy prices, is attributable to an increase in selling price per ton over the comparable period in the prior year as discussed above.

Gross profit for our tissue segment for the fiscal 2007 three-month period was $5.2 million, an increase of $.5 million, or 11.4%, from the comparable period in the prior year. Gross profit for our machine-glazed segment for the fiscal 2007 three-month period was $1.7 million, a decrease of $.6 million, or 28.8%, from the comparable period in the prior year. As a percentage of net sales, gross profit for the tissue segment increased to 9.4% in the fiscal 2007 three-month period from 8.3% in the fiscal 2006 three-month period. As a percentage of net sales, gross profit for the machine-glazed segment decreased to 7.1% in the fiscal 2007 three-month period from 10.8% in the fiscal 2006 three-month period. The increases experienced by our tissue segment are attributable to an increase in selling price per ton in the fiscal 2007 three-month period which more than offset the increase in energy costs over the comparable period in the prior year. The decreases experienced by our machine-glazed segment are attributable to a decrease in selling price per ton and an increase in energy costs per ton in the fiscal 2007 three-month period over the comparable period in the prior year, which more than offset the increase in tons sold.

Selling, general and administrative expenses in the fiscal 2007 three-month period increased $.1 million, or 5.0%, to $3.1 million from $3.0 million in the fiscal 2006 three-month period. As a percentage of net sales, selling, general and administrative expenses increased to 4.0% in the fiscal 2007 three-month period from 3.9% in the fiscal 2006 three-month period.

Merger-related transaction costs in the fiscal 2007 three-month period were $.1 million associated with the recently completed merger. Merger-related transaction costs in the fiscal 2006 three-month period were $.1 million associated with a proposed transaction which was subsequently terminated.

Foreign currency loss (gain) in the fiscal 2007 three-month period was a loss of $.2 million compared to a gain of $.1 million in the fiscal 2006 three-month period. The fluctuation relates to the change in the Canadian currency period over period.

Income tax benefit for the fiscal 2007 three-month period was a 27.6% benefit compared to a 35% benefit for the fiscal 2006 three-month period. The reduction in the effective tax rate for the fiscal 2007 three-month period is due to the difference between book and tax treatment relative to compensation matters.

Net loss for the fiscal 2007 three-month period was a net loss of $.5 million compared to a net loss of $.1 million for the comparable period in the prior year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Net cash used in operations was $5.5 million for the fiscal 2007 three-month period, compared to $5.6 million for the fiscal 2006 three-month period. Non-cash items, consisting of stock-based compensation, depreciation, amortization and deferred income taxes, for the fiscal 2007 three-month period totaled $3.6 million compared to $4.2 million for the 2006 fiscal three-month period.   Cash flows used by changes in working capital totaled $8.6 million for the fiscal 2007 three-month period compared to $9.7 million in the fiscal 2006 three-month period. With respect to the changes in accounts receivable and inventory, cash used by these items was $4.3 million for the current fiscal three-month period compared to $5.9 million for the comparable period in the prior fiscal year. This shift is primarily attributable to increased inventory levels in the fiscal 2006

three-month period.   Cash used by changes in prepaid expenses and other current assets was less than $.1 million compared to cash provided by changes in prepaid expenses and other current assets of $.3 million for the comparable period in the prior fiscal year.  Cash used by changes in account payable, accrued expenses and accrued interest for the fiscal 2007 three-month period was $4.2 million compared to cash used of $4.1 million for the comparable period in the prior year.

Net cash used in investing activities for the fiscal 2007 three-month period was $1.7 million compared to $4.0 million for the fiscal 2006 three-month period. The change relates to the level of capital spending period over period.

Net cash used in financing activities for the fiscal 2007 three-month period was $.3 million consistent with the net cash provided by financing activities for the fiscal 2006 three-month period. Net cash used in both periods relates primarily to payments on our industrial revenue bond. Our last payment on our industrial revenue bond was made in the fiscal 2007 three-month period.

Our Notes mature on March 15, 2010 and require semi-annual interest payments on March 15 and September 15, which commenced on September 15, 2004. As of May 25, 2006, there were no outstanding borrowings under our working capital facility.

In connection with the Merger, we solicited consents with respect to the Notes.  Consents were received with respect to 100% of the aggregate outstanding principal amount of the Notes, we accepted all of the consents delivered in the consent solicitation and paid to the consenting Note holders a consent fee of $40 per $1,000 principal amount of Notes for which they delivered consents. These payments were made in our second quarter 2007. As a result of the acceptance by us of the consents delivered by Note holders and the completion of the consent solicitation, the amendments to the indenture governing the Notes described in the Consent Solicitation Statement dated May 9, 2006 and related Supplement dated May 24, 2006 have become operative and we will not be required to make a change of control offer to purchase any Notes in connection with the Merger.

Furthermore, in connection with the Merger, we entered into the Credit Agreement among us, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of the Company, as Canadian Borrower, Cellu Paper, the other loan guarantors party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and the other lenders party thereto.

The Credit Agreement provides for a $35.0 million working capital facility, including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. An amount equal to $32.0 million is available, in U.S. dollars, to the U.S. Borrower under the facility, and an amount equal to $3.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility.

Lastly, in connection with the merger, we, Cellu Parent, and Cellu Acquisition Corporation entered into a Management Agreement with Weston Presidio Service Company, pursuant to which Weston Presidio Service Company has agreed to provide us with certain management, consulting and financial and other advisory services. Weston Presidio Service Company is an affiliate of Weston Presidio, which is the controlling shareholder of Cellu Parent, which is the sole shareholder of our Parent. In consideration for such services, we, our Parent and Cellu Acquisition Corporation have jointly and severally agreed to pay Weston Presidio Service Company an annual fee of $450,000, to be paid in equal quarterly installments, and to reimburse expenses of Weston Presidio Service Company and its affiliates. In addition, in connection with the consummation of the Merger and as required by the Management Agreement, we paid Weston Presidio Service Company a fee in the amount of $2,000,000. The Management Agreement expires on June 12, 2016 but will be automatically extended on each anniversary of such date for an additional year unless one of the parties provides written notice of its desire not to automatically extend the term at least 90 days prior to such anniversary.

Cash as of May 25, 2006 decreased to $15.7 million from $22.8 million as of the end of the fiscal year ended February 28, 2006, or fiscal year 2006. The decrease in our cash position was primarily due to the cash used by operations, including our semi-annual interest payment of $8.0 million, in the fiscal 2007 three-month period. See below for details.

Receivables, net as of May 25, 2006 increased to $37.7 million from $35.1 million as of the end of fiscal year 2006 due to the increase in net sales per selling day in the fiscal 2007 three-month period.

Inventory as of May 25, 2006 increased to $29.7 million from $27.9 million as of the end of fiscal year 2006 primarily due to increased costs for raw materials, packaging materials and supplies.

Accounts payable as of May 25, 2006 decreased to $18.1 million from $18.6 million as of the end of fiscal year 2006. The decrease was attributable to the timing of payments.

Accrued interest as of May 25, 2006 decreased to $3.1 million from $7.2 million as of the end of fiscal year 2006 due to the timing (semi-annual) of interest payments on the Notes.

Stockholders’ deficiency as of May 25, 2006 was $6.9 million consistent with the end of fiscal year 2006.  The net loss generated for the fiscal 2007 three-month period was offset by the increase in accumulated other comprehensive income due to the increase in Canadian exchange rates for the fiscal 2007 three-month period.

Critical Accounting Policies

Our critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended February 28, 2006. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS 123R”), “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using fair-value-based method and the recording of such expense in our consolidated statement of operations. We adopted the provisions of SFAS 123R using the prospective method effective March 1, 2006. As such, there was no accounting effect on any outstanding awards. Upon adoption of SFAS 123R, we had only one share-based payment arrangement. Our Parent grants stock options to certain members of our management under the Cellu Paper Holdings, Inc. 2001 Stock Incentive Plan (the “Plan”). As of the date of adoption of SFAS 123R, there were 743 options outstanding with a weighted average exercise price of $7,313 and a weighted average remaining contractual life of 7.84 years.

On March 27, 2006, the Parent entered into Restricted Stock Agreements with the Company’s Chief Financial Officer and Chief Operating Officer, pursuant to which the Parent granted 170.65 restricted shares of its common stock to each pursuant to the Plan. The shares will vest and cease to be restricted in three equal annual installments commencing on March 27, 2007, as long as the named individual, as the case may be, is continuously employed by the Company until each such vesting date with respect to her or his shares. Any restricted stock outstanding at the time of a Change of Control (as defined in the Plan) shall become vested and cease to be restricted stock. Additionally, our Parent has agreed to pay an additional amount to the named individual, as the case may be, to fully gross up her or him, as applicable, for the amount included in gross income for income tax purposes as a result of making a Section 83(b) election under the Internal Revenue Code of 1986, as amended, or the payment of any gross-up amount payment. Both named individuals have made a timely Section 83(b) election. For the three-month period ended May 25, 2006, the Company has recorded $52,658 of compensation expense related to the vesting of the above grants in accordance with SFAS 123R.

On June 12, 2006, the Board of Directors of Cellu Parent adopted a 2006 Stock Option and Restricted Stock Plan and accordingly, all awards under this plan will be accounted for in accordance with SFAS 123R.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4 “(SFAS 151). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities. We adopted the provisions of SFAS 151 as of March 1, 2006 and the adoption thereof did not have a material impact on our results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In March 2004, we completed a Rule 144A offering of $162 million aggregate principle amount of Notes. At the same time, we entered into a new $30 million revolving working capital facility. We raised approximately $152.2 million, net of debt issuance costs and original discount on the notes. The proceeds, along with a drawdown from the new revolver, were used to pay off existing debt of approximately $56 million and to fund a stockholder dividend to the Parent to repurchase shares of its common stock and warrants and fund compensation from the redemption of employee stock options of $100.2 million. As a result of these transactions, we are highly leveraged. As of May 25, 2006, there were no borrowings on the working capital facility.  On June 12, 2006 the Company entered into the Credit Agreement in connection with the Merger and we have the ability to borrow funds under this facility up to an aggregate of $35 million and could be adversely affected by a significant increase in interest rates.

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

PART II — OTHER INFORMATION

Item 5. Other Information

Severance Agreement

On July 5, 2006 the Company entered into a severance agreement with Hugo Vivero, Secretary of the Company. The agreement is effective July 14, 2006 upon separation from the Company and entitles the above named individual to a severance package equal to a year and 2 weeks pay at the individual’s current rate of pay plus accrued vacation along with certain other benefits, which approximates $.2 million.

The foregoing description is qualified in its entirety by reference to the actual Severance Agreement, a copy of which is filed as Exhibit 10.4 to this Form 10-Q.

Item 6. Exhibits

(a)                Exhibits

10.1               Employment Agreement, dated June 12, 2006, between Russell Taylor and the Company.

10.2               Employment Agreement, dated June 12, 2006, between Dianne Scheu and the Company.

10.3               Employment Agreement, dated June 12, 2006, between Steven Ziessler and the Company.

10.4               Severance Agreement, dated July 14, 2006, between Hugo Vivero and the Company.

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

Cellu Tissue Holdings, Inc.

Date: July 10, 2006	/s/ Russell C. Taylor
Mr. Russell C. Taylor
President and Chief Executive Officer

Date: July 10, 2006	/s/ Dianne M. Scheu
Ms. Dianne M. Scheu
Senior Vice President, Finance and Chief Financial Officer