Form 10-Q
period 2006-11-23
Cellu Tissue Holdings, Inc.
filed 2007-01-08
CIK 1295976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 23, 2006

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

The number of shares outstanding of each of the registrant’s classes of common stock as of January 5, 2007:

Title of Class	Shares Outstanding
Common Stock, $.01 par value	100

CELLU TISSUE HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED NOVEMBER 23, 2006

PART 1 FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	November 23, 2006	November 24, 2005
	(Post-Acquisition)	(Pre-Acquisition)

Net sales	$83,281,206	$81,512,440
Cost of goods sold	77,390,427	74,783,816
Gross profit	5,890,779	6,728,624

Selling, general and administrative expenses	3,410,377	3,317,418
Restructuring costs	—	1,031,593
Merger-related transaction costs	53,474	1,477,300
Accelerated vesting of stock options-noncash	—	64,248
Income from operations	2,426,928	838,065

Interest expense, net	4,066,402	4,300,112
Foreign currency (gain) loss	(79,440)	93,528
Other income	(3,501)	(21,443)
Loss before income tax benefit	(1,556,533)	(3,534,132)

Income tax benefit	(481,798)	(2,303,667)
Net loss	$(1,074,735)	$(1,230,465)

See accompanying notes to consolidated financial statements.

	For the Periods
	Post-Acquisition	Pre- Acquisition
	June 13, 2006-	March 1, 2006-	March 1, 2005-
	November 23, 2006	June 12, 2006	November 24, 2005
Net sales	$151,843,592	$94,241,932	$245,173,940
Cost of goods sold	142,608,186	86,053,812	223,828,740
Gross profit	9,235,406	8,188,120	21,345,200

Selling, general and administrative expenses	7,325,038	5,584,865	9,475,114
Restructuring costs	240,218	—	1,031,593
Merger-related transaction costs	155,849	5,933,265	2,366,427
Accelerated vesting of stock options-noncash	—	—	64,248
Income (loss) from operations	1,514,301	(3,330,010)	8,407,818

Interest expense, net	7,218,938	4,896,355	12,748,606
Foreign currency (gain) loss	(146,116)	289,010	377,713
Other income	(20,954)	(27,049)	(53,620)
Loss before income tax benefit	(5,537,567)	(8,488,326)	(4,664,881)
Income tax benefit	(1,843,447)	(1,953,362)	(2,468,465)
Net loss	$(3,694,120)	$(6,534,964)	$(2,196,416)

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 23	February 28
	2006	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,337,282	$22,824,062
Receivables, net	34,092,993	35,054,372
Inventories	31,730,025	27,919,948
Prepaid expenses and other current assets	4,462,441	3,377,952
Income tax receivable	1,164,531	362,122
Deferred income taxes	3,027,235	2,931,599
TOTAL CURRENT ASSETS	86,814,507	92,470,055
PROPERTY, PLANT AND EQUIPMENT, NET	238,563,788	98,090,451
DEBT ISSUANCE COSTS	—	5,745,983
GOODWILL	—	13,723,935
OTHER ASSETS	223,564	201,690
TOTAL ASSETS	$325,601,859	$210,232,114

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable	$19,203,993	$18,648,281
Accrued expenses	14,310,750	16,005,155
Accrued interest	3,029,178	7,231,888
Current portion of long-term debt	—	290,000
TOTAL CURRENT LIABILITIES	36,543,921	42,175,324
LONG-TERM DEBT, LESS CURRENT PORTION	160,214,093	160,790,258
DEFERRED INCOME TAXES	52,097,378	13,961,743
OTHER LIABILITIES	35,191,655	210,349
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, Class A, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding at November 23, 2006 and February 28, 2006	1	1
Capital in excess of par value	46,068,092	615,338
Accumulated deficit	(3,694,120)	(11,625,759)
Accumulated other comprehensive (loss) income	(819,161)	4,104,860
TOTAL STOCKHOLDERS’ EQUITY(DEFICIENCY)	41,554,812	(6,905,560)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIENCY)	$325,601,859	$210,232,114

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Periods
	Post-Acquisition	Pre- Acquisition
	June 13, 2006-	March 1, 2006-	March 1, 2005-
	November 23, 2006	June 12, 2006	November 24, 2005

Cash flows from operating activities
Net loss	$(3,694,120)	$(6,534,964)	$(2,196,416)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Noncash inventory charge	909,264	—	—
Stock-based compensation	306,096	923,580	64,248
Deferred income taxes	(1,760,180)	(396,024)	(1,510,960)
Accretion of debt discount	239,092	85,471	221,074
Amortization of intangibles	—	405,568	1,049,015
Depreciation	10,041,824	4,226,643	11,672,501
Gain on sale of property, plant and equipment	—	—	(12,261)
Changes in operating assets and liabilities:
Receivables	2,956,053	(1,994,674)	1,731,444
Inventories	(1,601,320)	(2,208,757)	(4,864,964)
Prepaid expenses, other current assets and income tax receivable	96,906	(683,329)	(2,895,799)
Other	(35,240)	(5,328)	(14,550)
Accounts payable, accrued expenses, accrued interest and income taxes	(5,138,065)	(358,006)	(4,191,511)
Total adjustments	6,014,430	(4,856)	1,248,237
Net cash provided by (used in) operating activities	2,320,310	(6,539,820)	(948,179)

Cash flows from investing activities
Equity investment by Weston Presidio	45,761,997	—	—
Capital expenditures, net	(3,995,243)	(1,937,610)	(9,750,430)
Net cash provided by (used in) investing activities	41,766,754	(1,937,610)	(9,750,430)

	For the Periods
	Post-Acquisition	Pre- Acquisition
	June 13, 2006-	March 1, 2006-	March 1, 2005-
	November 23, 2006	June 12, 2006	November 24, 2005

Cash flows from financing activities
Merger consideration paid to former shareholders	(45,761,997)	—	—
Payments of long-term debt	—	(290,000)	(280,000)
Debt issuance costs	—	—	(1,653)
Net cash used in financing activities	(45,761,997)	(290,000)	(281,653)

Effect of foreign currency	(406,629)	362,212	363,802
Net decrease in cash and cash equivalents	(2,081,562)	(8,405,218)	(10,616,460)
Cash and cash equivalents at beginning of period	14,418,844	22,824,062	26,959,029
Cash and cash equivalents at end of period	$12,337,282	$14,418,844	$16,342,569

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

November 23, 2006

Note 1 Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements include the accounts of Cellu Tissue Holdings, Inc.  (the “Company” ) and its wholly-owned subsidiaries.  The Company is a wholly-owned subsidiary of Cellu Paper Holdings, Inc. (the “Parent”).

On June 12, 2006, the Parent consummated an Agreement and Plan of Merger with Cellu Parent Corporation (“Cellu Parent”), a corporation organized and controlled by Weston Presidio V, L.P. (“Weston Presidio”), and Cellu Acquisition Corporation (“Merger Sub”), a wholly-owned subsidiary of Cellu Parent and a newly-formed corporation indirectly controlled by Weston Presidio.  Pursuant to the agreement, on June 12, 2006, Merger Sub was merged with and into Parent, with the Parent surviving (the “Merger”).  Accordingly, the operating results and cash flows are presented in the accompanying financial statements on a pre-acquisition (period from March 1, 2006 to June 12, 2006) and post-acquisition (period from June 13, 2006 to November 23, 2006) basis.

These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the post-acquisition period from June 13, 2006 to November 23, 2006 are not necessarily indicative of the results that may be expected for the post-acquisition period ending February 28, 2007.  For further information, refer to the Company’s consolidated financial statements and footnotes thereto as of February 28, 2006 and for the year then ended included in the Company’s Form 10-K, from which the consolidated balance sheet at February 28, 2006 has been derived, and the Company’s latest current reports on Form 8-K, each as filed with the Securities and Exchange Commission (“SEC”).

Beginning on June 13, 2006, the Company accounted for the Merger as a purchase in accordance with the provisions of Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, which resulted in a new valuation for the assets and liabilities of the Company based upon fair values as of the date of the Merger.  As allowed under SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, the Company has reflected all applicable purchase accounting adjustments in the Company’s consolidated financial statements for all periods subsequent to the Merger date (“Push Down Accounting”).  Push Down

Accounting requires the Company to establish a new basis for its assets and liabilities based on the amount paid for its equity at the close of business on June 12, 2006.  Accordingly, Cellu Parent’s ownership basis is reflected in the Company’s consolidated financial statements beginning upon completion of the Merger.  In order to apply Push Down Accounting, Cellu Parent’s purchase price of $207.8 million, including assumption of $162.0 million in aggregate principal amount of the Company’s outstanding 9.75% senior secured notes (the “Notes”), was allocated to the assets and liabilities based on their relative fair values.  The purchase price is subject to adjustment for certain tax benefits that the Company may realize.  In addition, total consideration is subject to adjustment for up to an additional $35.0 million in contingent earnout consideration based upon the achievement of certain financial targets.  If any portion of the earned contingent payments is unable to be made, then Weston Presidio has agreed to provide the necessary funds to former holders of the Parent’s capital stock, options and warrants through an equity investment in Parent or otherwise.  In accordance with SFAS 141, the $35.0 million has been recognized as a liability and is recorded in other liabilities as of November 23, 2006.

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

During the period from June 13, 2006 to November 23, 2006, the Company reflected $909,264 of excess purchase price allocated to inventory as a non-cash charge to cost of goods sold and $3,411,200 of additional depreciation expense in cost of goods sold as compared to the Company’s historical basis of accounting prior to the Merger.

The Company has estimated the fair value of its assets and liabilities as of the Merger, utilizing information available at the time the Company’s unaudited financial statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained.  The Company is in the process of obtaining outside third party appraisals of its intangible assets and finalizing the allocation within property, plant and equipment categories.  The impact of these fair value estimates has been reflected in the

Company’s statement of operations for the period June 13, 2006 through November 23, 2006.  Should the intangible assets appraisal or allocations within the property, plant and equipment categories result in differences in amortizable intangible assets or depreciable lives of property, plant and equipment, changes in annual operating results would occur.

Reclassification

Certain prior year amounts have been reclassified to conform to the current fiscal year 2007 presentation.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share-Based Payment, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using the fair-value-based method and the recording of such expense in the Company’s consolidated statement of operations.  The Company adopted the provisions of SFAS 123R using the prospective method effective March 1, 2006.  As such, there was no accounting effect on any awards outstanding at the date of adoption.  At the time of adoption of SFAS 123R, the Company had only one share-based payment arrangement, the Cellu Paper Holdings, Inc. 2001 Stock Incentive Plan (the “Old Plan”), under which the Parent granted stock options to certain members of the Company’s management.  In accordance with the Old Plan, each option outstanding at the time of a change in control immediately vested and became exercisable.  Furthermore, in accordance with the terms of the Merger, all outstanding options were cancelled and automatically converted into the right to receive the per share merger consideration for any in-the-money options.

On June 12, 2006, the Board of Directors of Cellu Parent adopted the 2006 Stock Option and Restricted Stock Plan (the “Plan”).  Under the Plan, the Plan Administrator may make awards of options to purchase shares of common stock of Cellu Parent and/or awards of restricted shares of common stock of Cellu Parent.  A maximum of 8,095 shares of common stock of Cellu Parent may be delivered in satisfaction of awards under the Plan, determined net of shares of common stock withheld by Cellu Parent in payment of the exercise price of an award or in satisfaction of tax withholding requirements.  Key employees and directors of, and consultants and advisors to, Cellu Parent or its affiliates who, in the opinion of the Plan Administrator, are in a position to make a significant contribution to the success of Cellu Parent and its affiliates are eligible

to participate in the Plan.   Stock options are granted at the market price of the Cellu Parent’s stock on the date of grant and have a 10-year term.  Generally, stock option grants vest ratably over four years from the date of grant.  The following describes how certain assumptions affecting the estimated fair value of stock options are determined.  The dividend yield is zero; the volatility is based on historical market value of the Company’s stock; and the risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option.  The Company uses historical value to estimate exercise, termination and holding period behavior for valuation purposes.  A summary of the option activity as of November 23, 2006 and changes during the period from June 13, 2006 to November 23, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, June 13, 2006	—	$—	—
Granted	500	$426.69	9.20 Years
Outstanding, November 23, 2006	500	$426.69	9.20 Years
Exercisable, November 23, 2006	—	$—	—

The fair value of the stock option grant was estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average assumptions used to value the grants were: no dividend yield; 22.5% volatility; 4.9% risk free interest rate; and 10-year expected life.  The weighted average fair value of stock options granted was $196.77 per share and the unrecognized total compensation cost as of November 23, 2006 related to nonvested awards is $91,647.

On June 12, 2006, Cellu Parent entered into Restricted Stock Agreements with the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, pursuant to which Cellu Parent granted 3,778 restricted shares of its common stock to the Chief Executive Officer and 1,349 restricted shares of its common stock to each of the other two named individuals pursuant to the Plan.  The shares will vest and cease to be restricted in four equal annual installments commencing on June 12, 2007, as long as the named individual, as the case may be, is continuously employed by the Company until each such vesting date with respect to his or her shares.  Any restricted stock outstanding at the time of a Covered Transaction (as defined in the Plan) shall become vested and cease to be restricted stock at that time.  Additionally, the Parent has agreed to pay an additional amount to the named individuals, as the case may be, to fully gross up him or her as applicable, for the amount included in gross income for income tax purposes as a result of making a Section 83(b) election under the Internal Revenue Code of 1986, as amended, or the payment of any gross-up amount payment.  All named individuals have made a timely Section 83(b) election.

For the period from June 13, 2006 to November 23, 2006, the Company has recorded $306,076 of compensation expense related to the vesting of the above grants in accordance with SFAS 123R.  Immediately prior to consummation of the Merger, there were 341.3 restricted shares of Parent’s common stock.  In accordance with the terms of the old Plan, the restricted stock immediately vested.  Accordingly, for the period from May 26, 2006 to June 12, 2006, the Company recorded $870,922 of compensation expense related to the vesting of the above restricted stock in accordance with SFAS 123R.  The Company had previously recorded $52,658 related to the normal vesting in the three-month period ended May 25, 2006.

Derivatives and Hedging

The Company uses derivative financial instruments to offset a substantial portion of its exposure to market risk arising from changes in the price of natural gas.  Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as hedges of specific quantities of natural gas expected to be purchased in future months.    These contracts are held for purposes other than trading and are designated as cash flow hedges.  The Company measures hedge effectiveness by formally assessing, at least quarterly, the correlation of the expected future cash flows of the hedged item and the derivative hedging instrument.  The ineffective portions of the hedges are recorded in the statement of operations in the current period.  As the hedges were highly effective for the periods from March 1, 2006 to June 12, 2006, for the three months ended November 23, 2006 and from June 13, 2006 to November 23, 2006, the Company experienced minimal impact to operating results.

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

In September 2006, the FASB issued FAS No. 157,”Fair Value Measurements” (“SFAS 157”).  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 as well as interim periods within such fiscal years.  SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed.  SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data.  The Company is currently assessing the impact that SFAS will have on its results of operations and financial position.

Note 2 Inventories

Components of inventories are as follows:

	November 23, 2006	February 28, 2006
Finished goods	$19, 469,863	$18,072,976
Raw materials	4,469,029	2,624,006
Packaging materials and supplies	7,907,020	7,446,184
	31,845,912	28,143,166
Inventory reserves	(115,887)	(223,218)
	$31,730,025	$27,919,948

Note 3 Debt Issuance Costs

Debt issuance costs consist of the following:

February 28, 2006
Debt issuance costs	$8,541,986
Less accumulated amortization	(2,796,003)
$5,745,983

Amortization expense for the period from March 1, 2006 to June 12, 2006 and for the nine months ended November 23, 2005 of $405,568 and $1,049,015, respectively, has been included in interest expense on the respective statements of operations.  The unamortized debt issuance costs as of June 12, 2006 of $5,340,415 have been adjusted through the purchase price allocation and the fair value assigned to the Company’s debt.

Note 4 Long-Term Debt

Long-term debt consists of the following:

	November 23, 2006	February 28, 2006
9 ¾% senior secured notes due 2010	$162,000,000	$162,000,000
Less discount	(1,785,907)	(1,209,742)
	160,214,093	160,790,258
Industrial revenue bond payable, in annual installments, plus interest ranging from 4.8% to 6.65%, due in 2006	—	290,000
	160,214,093	161,080,258
Less current portion of debt	—	290,000
	$160,214,093	$160,790,258

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

In connection with the Merger, the Company solicited consents with respect to the Notes.   Consents were received with respect to 100% of the aggregate outstanding principal amount of the Notes. The Company accepted all of the consents delivered in the consent solicitation and paid to the consenting noteholders a consent fee of $40 per $1,000 principal amount of Notes for which they delivered consents.  These payments were made in the Company’s second quarter of the fiscal year ending February 28, 2007.  These payments, along with other transaction costs totaling $6.0 million, are reflected as merger-related transaction costs on the statement of operations for the period March 1, 2006 through November 23, 2006.  The Company had previously incurred $.1 million in the first quarter of the fiscal year ending February 28, 2007.  As a result of the acceptance by the Company of the consents delivered by noteholders and the completion of the consent solicitation, the amendments to the indenture governing the Notes described in the Consent Solicitation Statement dated May 9, 2006 and related Supplement dated May 24, 2006 have become operative and the Company will not be required to make a change of control offer to purchase any Notes in connection with the Merger.

The Company entered into a Credit Agreement, dated as of June 12, 2006 (the “Credit Agreement”), among the Company, as U.S. Borrower, Interlake Acquisition Corporation

Limited, a subsidiary of the Company, as Canadian Borrower, Parent, the other loan guarantors party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and the other lenders party thereto.  The Credit Agreement provides for a $35.0 million working capital facility, including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. An amount equal to $32.0 million is available, in U.S. dollars, to the U.S. Borrower under the facility, and an amount equal to $3.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility.  As of November 23, 2006, there were no outstanding borrowings under the working capital facility.

Note 5 Comprehensive Loss

The components of comprehensive loss for the three months ended November 23, 2006 and November 24, 2005 are as follows:

	Three Months Ended
	November 23, 2006	November 24, 2005
Net loss	$(1,074,735)	$(1,230,465)
Foreign currency translation adjustments	(358,094)	2,391,620
Comprehensive (loss) income	$(1,432,829)	$1,161,155

The components of comprehensive loss for the period from June 13, 2006 to November 23, 2006, March 1, 2006 to June 12, 2006 and for the nine months ended November 24, 2005 are as follows:

	For the Periods
	Post-Acquisition	Pre-Acquisition
	June 13, 2006- November 23, 2006	March 1, 2006- June 12, 2006	March 1, 2005- November 24, 2005
Net loss	$(3,694,120)	$(6,534,964)	$(2,196,416)
Foreign currency translation adjustments	(664,489)	586,186	2,624,336
Derivative loss	(154,672)	—	—
Comprehensive (loss) income	$(4,513,281)	$(5,948,778)	$427,920

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

Note 6 Management Agreement

On June 12, 2006, the Company, Cellu Parent, and Merger Sub entered into a Management Agreement with Weston Presidio Service Company, LLC (“Weston Presidio Service Company”), pursuant to which Weston Presidio Service Company has agreed to provide the Company with certain management, consulting and financial and other advisory services.  Weston Presidio Service Company is an affiliate of Weston Presidio, which is the controlling shareholder of Cellu Parent, which is the sole shareholder of Parent.   In consideration for such services, the Company and Cellu Parent have jointly and severally agreed to pay Weston Presidio Service Company an annual fee of $450,000, to be paid in equal quarterly installments, and to reimburse out-of-pocket expenses of Weston Presidio Service Company and its affiliates.  In addition, in connection with the consummation of the Merger and as required by the Management Agreement, the Company paid Weston Presidio Service Company a fee in the amount of $2,000,000.  This amount has been capitalized through purchase accounting as part of total merger consideration.  The Management Agreement expires on June 12, 2016, but will be automatically extended on each anniversary of such date for an additional year, unless one of the parties provides written notice of its desire not to automatically extend the term at least 90 days prior to such anniversary.

Management fees paid of $187,500 for the period June 13, 2006 to November 23, 2006 are reflected in selling, general and administrative expenses.

Note 7 Business Segments

The Company operates in two reportable business segments:  tissue and machine-glazed paper.  The Company assesses the performance of its reportable business segments using income from operations.  Income from operations excludes interest income, interest expense, other income (expense), income tax expense (benefit) and the impact of foreign currency gains and losses.   A portion of corporate and shared expenses is allocated to each segment. Included in income from operations for the three months ended November 23, 2006 is $53,474 of restructuring costs and $1,892,770 of additional depreciation expense related to excess purchase price allocated to property, plant and equipment.  Of these amounts, $34,758 and $1,230,301, respectively, impacts the tissue segment and $18,716 and $662,469, respectively impacts the machine-glazed paper segment.  Included in loss from operations for the period March 1, 2006 to June 12, 2006 is $5,933,265 of merger-related transaction costs.  Of this amount, $3,856,622 impacts the tissue segment and $2,076,643 impacts the machine-glazed paper segment.  Included in loss from operations for the period June 13, 2006 to November 23, 2006 is $155,849 of merger-related transaction costs, $240,218 of restructuring costs, $909,264 for a non-cash charge to cost of goods sold related to excess purchase price allocated to inventory and

$3,411,200 of additional depreciation expense related to excess purchase price allocated to property, plant and equipment.  Of these amounts, $101,302, $156,142, $591,022 and $2,217,280, respectively, impact the tissue segment and $54,547, $84,076, $318,242 and $1,193,920, respectively, impact the machine-glazed paper segment. Also, included in loss from operations for the three months ended November 23, 2006 are compensation charges of $370,320 million related to the vesting of restricted stock awards granted after the merger and other compensation expense related to the merger. Of this amount, $240,708 and $129,522, respectively, impacts the tissue segment and machine-glazed segment, respectively.  Also, included in loss from operations for the periods June 13, 2006 to November 23, 2006 and March 1, 2006 to June 12, 2006 are compensation charges of $2,205,384 and $1,301,945, respectively, related to non-cash compensation expense related to the vesting of restricted stock awards, payments of taxes associated with such awards and other compensation expense related to the Merger.  Of these amounts, $1,433,500 and $846,264, respectively, impact the tissue segment and $771,884 and $455,681, respectively, impact the machine-glazed segment.  Included in the three months ended and nine months ended November 24, 2005 income from operations is $1,031,593 related to restructuring activities. Of this amount, $843,308 impacts the machine-glazed paper segment and $188,285 impacts the tissue segment.  Also included in the three months ended and nine months ended November 24, 2005 income from operations is $1,477,300 and $2,366,427, respectively, of merger related transactions costs.  Of these amounts, $517,055 and $828,250, respectively, impact the machine-glazed paper segment and $960,245 and $1,538,177 impact the tissue segment.  Segment information for the three months ended November 23, 2006 and November 24, 2005 follows:

	Three Months Ended
	November 23, 2006 (Post-Acquisition)	November 24, 2005 (Pre-Acquisition)
Net Sales
Tissue	$58,059,690	$56,845,036
Machine-glazed paper	25,221,516	24,667,404
Consolidated	$83,281,206	$81,512,440

Income (loss) from operations
Tissue	$1,962,656	$1,096,191
Machine-glazed paper	464,272	(258,126)
Consolidated	2,426,928	838,065
Interest expense	(4,122,043)	(4,376,268)
Net foreign currency transaction gain (loss)	79,440	(93,528)
Interest income	55,641	76,156
Other income	3,501	21,443
Pretax loss	$(1,556,533)	$(3,534,132)

Capital Expenditures
Tissue	$1,730,828	$1,939,387
Machine-glazed paper	391,777	271,760
Corporate	(11,819)	127,544
Consolidated	$2,110,786	$2,338,691

Depreciation
Tissue	$3,897,453	$2,630,153
Machine-glazed paper	1,628,608	971,036
	$5,526,061	$3,601,189

Segment information for the periods June 13, 2006 to November 23, 2006, March 1, 2006 to June 12, 2006 and March 1, 2005 to November 24, 2005 follows:

	Post-Acquisition	Pre-Acquisition
	June 13, 2006- November 23, 2006	March 1, 2006- June 12, 2006	March 1, 2005- November 24, 2005
Net Sales
Tissue	$107,084,355	$67,199,611	$173,774,486
Machine-glazed paper	44,759,237	27,042,321	71,399,454
Consolidated	$151,843,592	$94,241,932	$245,173,940

Income (loss) from operations
Tissue	$1,843,141	$(1,210,487)	$6,440,834
Machine-glazed paper	(328,840)	(2,119,523)	1,966,984
Consolidated	1,514,301	(3,330,010)	8,407,818
Interest expense	(7,346,364)	(5,000,732)	(12,938,577)
Net foreign currency transaction gain (loss)	146,116	(289,010)	(377,713)
Interest income	127,426	104,377	189,971
Other income	20,954	27,049	53,620
Pretax loss	$(5,537,567)	$(8,488,326)	$(4,664,881)

Capital Expenditures
Tissue	$2,929,390	$711,857	$8,380,928
Machine-glazed paper	696,359	236,288	658,502
Corporate	369,494	989,465	711,000
Consolidated	$3,995,243	$1,937,610	$9,750,430

Depreciation
Tissue	$7,088,006	$3,056,653	$7,845,595
Machine-glazed paper	2,953,818	1,169,990	3,826,906
	$10,041,824	$4,226,643	$11,672,501

Note 8 Income taxes

The effective income tax benefit for the three months ended November 23, 2006 was 31.0% compared to a 65.2% benefit for the three months ended November 24, 2005.  The effective income tax benefit for the periods March 1, 2006 to June 12, 2006 and June 13, 2006 to November 23, 2006 were 23.0 % and 33.3%, respectively, compared to a 52.9% benefit for the period March 1, 2005 to November 24, 2005.  The effective income tax rate for the period March 1, 2006 to June 12, 2006 differs from the federal statutory rate primarily due to non-deductible transaction costs expensed for book purposes.  Included in the 52.9% effective tax rate for the period March 1, 2005 to November 24, 2005 is approximately $1.2 million of benefit related to the different book and tax treatment of deductions related to stock compensation matters.  This benefit was recorded in the third quarter of the prior fiscal year upon completion of the Company’s 2005 tax returns as the impact was discrete to that quarter.  Also, included in the 52.9% effective tax rate was $.1 million of tax expense related to Canadian withholding tax.  Without these items, the effective tax rate for the period March 1, 2005 to November 24, 2005 was 29.8%.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

OVERVIEW

Certain statements contained in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such, may involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” or comparable terminology.  Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, those set forth in Item 1. Business-Forward-Looking Statements and Item 1A.  Risk Factors in our Annual Report on Form 10-K for our fiscal year ended February 28, 2006.  These risks and uncertainties should be considered in evaluating any forward-looking statements contained herein.

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

On June 12, 2006 Cellu Paper Holdings, Inc., our parent, consummated an Agreement and Plan of Merger with Cellu Parent Corporation (referred to herein as Cellu Parent), a corporation organized and controlled by Weston Presidio V, L.P. (referred to herein as Weston Presidio), and Cellu Acquisition Corporation, a wholly-owned subsidiary of Cellu Parent and a newly-formed corporation indirectly controlled by Weston Presidio (referred to herein as Merger Sub).  Pursuant to the agreement, on June 12, 2006, Merger Sub was merged with and into our parent, with our parent surviving (referred to herein as the merger).

Beginning on June 13, 2006, we accounted for the merger as a purchase in accordance with the provisions of Statement of Financial Accounting Standards No. 141, or SFAS 141, Business Combinations, which resulted in a new valuation for our assets and liabilities based upon fair values as of the date of the merger.  As allowed under SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, we have reflected all applicable purchase accounting adjustments in our consolidated financial statements for all periods subsequent to the merger date (referred to herein as push down accounting).  Push down accounting requires us to establish a new basis for our assets and liabilities based on the amount paid for our equity at close of business on June 12, 2006.  Accordingly, Cellu Parent’s equity basis is reflected in our consolidated financial statements beginning upon completion of the merger.  In order to apply push down accounting, Cellu Parent’s purchase price of $207.8 million (including assumption of $162.0 million in aggregate principal amount of our outstanding 9.75% senior secured notes, or the Notes), was allocated to the assets and liabilities based on their relative fair values.  The purchase price is subject to adjustment for certain tax benefits that we may realize.  In addition, total consideration is subject to adjustment for up to an additional $35.0 million in contingent earnout consideration based upon the achievement of certain financial targets.  If any portion of the contingent payments are unable to be made, then Weston Presidio has agreed to provide the necessary funds to former holders of our parent’s capital stock, options and warrants through an equity investment in our parent or otherwise.  In accordance with SFAS 141, the $35.0 million has been recognized as a liability and is recorded in other liabilities as of November 23, 2006.

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

During the period from June 13, 2006 to November 23, 2006, we reflected $909,264 of excess purchase price allocated to inventory as a non-cash charge to cost of goods sold and $3,411,200 of additional depreciation expense in cost of goods sold as compared to our historical basis of accounting prior to the merger.

We have estimated the fair value of our assets and liabilities as of the merger utilizing information available at the time our unaudited financial statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained.

We are in the process of obtaining outside third party appraisals of our intangible assets and finalizing the allocation within property, plant and equipment categories.  The impact of these fair value estimates has been reflected in our statement of operations for the period June 13, 2006 through November 23, 2006.  Should the intangible assets appraisal or allocations within the property, plant and equipment categories result in differences in amortizable intangible assets or depreciable lives of property, plant and equipment, changes in annual operating results would occur.

 RESULTS OF OPERATIONS

The three months ended November 23, 2006 (post-acquisition) period has been compared to the three months ended November 24, 2005 (pre-acquisition).  The combined nine months ended November 23, 2006 pre- and post- acquisition periods have been compared to the nine months ended November 24, 2005 for purposes of management’s discussion and analysis of the results of operations.  Any references below to the nine months ended November 23, 2006 shall refer to the combined periods.  Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

	Pre-Acquisition	Post-Acquisition	Combined
	March 1, 2006-	June 13, 2006-	Nine Months Ended
	June 12, 2006	November 23, 2006	November 23, 2006

Net sales	$94,241,932	$151,843,592	$246,085,524
Cost of goods sold	86,053,812	142,608,186	228,661,998
Gross profit	8,188,120	9,235,406	17,423,526

Selling, general and administrative expenses	5,584,865	7,325,038	12,909,903
Restructuring costs	—	240,218	240,218
Merger-related transaction costs	5,933,265	155,849	6,089,114
(Loss) income from operations	(3,330,010)	1,514,301	(1,815,709)

Interest expense, net	4,896,355	7,218,938	12,115,293
Foreign currency loss (gain)	289,010	(146,116)	142,894
Other income	(27,049)	(20,954)	(48,003)
Loss before income tax benefit	(8,488,326)	(5,537,567)	(14,025,893)
Income tax benefit	(1,953,362)	(1,843,447)	(3,796,809)
Net loss	$(6,534,964)	$(3,694,120)	$(10,229,084)

The tables that follow present unaudited net sales and gross profit for our principal segments for the combined nine months ended November 23, 2006.

	Pre-Acquisition	Post-Acquisition	Combined
	March 1, 2006-	June 13, 2006-	Nine Months Ended
	June 12, 2006	November 23, 2006	November 23, 2006
Net Sales
Tissue	$67,199,611	$107,084,355	$174,283,966
Machine-glazed paper	27,042,321	44,759,237	71,801,558
Consolidated	$94,241,932	$151,843,592	$246,085,524

Gross Profit
Tissue	$6,423,465	$7,085,890	$13,509,355
Machine-glazed paper	1,764,655	2,149,516	3,914,171
Consolidated	$8,188,120	$9,235,406	$17,423,526

Results of Operations for the Three Months Ended November 23, 2006 (the Fiscal 2007 Three-Month Period) compared to the Three Months Ended November 24, 2005 (the Fiscal 2006 Three-Month Period) and the Nine Months Ended November 23, 2006 (the Fiscal 2007 Nine-Month Period) compared to the Nine Months ended November 24, 2005 (the Fiscal 2006 Six-Month Period)

Net sales for the fiscal 2007 three-month period increased $1.8 million, or 2.2%, to $83.3 million from $81.5 million for the comparable period in the prior year. Net sales for the fiscal 2007 nine-month period increased $.9 million, or .4%, to $246.1 from $245.2 million for the comparable period in the prior year.  On a Company-wide basis, tons sold decreased for the fiscal 2007 three-month period and the fiscal 2007 nine-month period compared to the comparable periods of fiscal 2006.  For the fiscal 2007 three-month period, we sold 61,835 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products, a decrease of 2,153 tons, or 3.4% compared to the fiscal 2006 three-month period.  For the fiscal 2007 nine-month period, we sold 188,033 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products, a decrease of 6,119 tons, or 3.2% compared to the fiscal 2006 nine-month period.  Included in these decreases is the effect of the shutdown of our machine-glazed machine at our Ontario facility, which transpired in the third quarter of fiscal 2006 and represented a decrease of 1,345 tons in the fiscal 2007 three-month period and 5,148 in the fiscal 2007 nine-month period from the comparable periods in the prior fiscal year.  Net of the effect of this, tons sold decreased 808, or 1.3%, for the fiscal 2007 three-month period over the comparable period in the prior year and tons sold decreased 971, or .5%, for the fiscal 2007 nine-month period over the comparable period in the prior year.  Offsetting the decrease in volume sold for the fiscal 2007 three-month period and fiscal 2007 nine-month period over the comparable periods in the prior fiscal year, was an increase in net selling price per ton from $1,274 and $1,263 for the fiscal 2006 three-month period and nine-month period, respectively, to $1,347 and $1,309 for the fiscal 2007 three-month period and nine-month period, respectively.

Net sales for our tissue segment for the fiscal 2007 three-month period were $58.1 million, an increase of $1.2 million, or 2.1%, from the comparable period in the prior fiscal year.  Net sales for our tissue segment for the fiscal 2007 nine-month period were $174.3 million, an increase of $.5 million, or .3%, from the comparable period in the prior fiscal year. The increase is attributable to an increase in net selling price per ton, which was partially offset by a decrease in tonnage sold.  Net sales for our machine-glazed segment for the 2007 three-month period were $25.2 million, an increase of $.6 million, or 2.2%, from the comparable period in the prior fiscal year.  Net sales for our machine-glazed segment for the 2007 nine-month period were $71.8 million, an increase of $.4 million, or .6%, from the comparable period in the prior fiscal year.   This increase is driven by an increase in net selling price per ton partially offset by the decrease in tonnage sold as noted above.

Gross profit for the fiscal 2007 three-month period decreased to $5.9 million from $6.7 million, a decrease of $.8 million, or 12.5%, from the comparable period in the prior fiscal year.  Gross profit for the fiscal 2007 nine-month period decreased to $17.4 million from $21.3 million, a decrease of $3.9 million, or 18.4%, from the comparable period in the prior fiscal year.  Included in the fiscal 2007 three-month and nine-month periods are $1.9 million and $3.4 million, respectively, of additional depreciation expense in cost of goods sold as compared to our historical basis of accounting prior to the merger.  Also, included in the fiscal 2007 nine-month period is a non-cash charge to cost of goods sold reflecting $.9 million of excess purchase price allocated to inventory.

As a percentage of net sales, gross profit decreased to 7.1% in the fiscal 2007 three-month and nine-month periods from 8.3% and 8.7%, respectively, in the comparable fiscal 2006 three-month and nine-month periods.

Gross profit for our tissue segment for the fiscal 2007 three-month period was $4.3 million, a decrease of $.2 million, or 3.4%, from the comparable period in the prior fiscal year.  Gross profit for our tissue segment for the fiscal 2007 nine-month period was $13.5 million, a decrease of $1.0 million, or 6.8%, from the comparable period in the prior fiscal year.  Included in the fiscal 2007 three-month and nine-month periods is the impact of the additional charges noted above on the tissue segment of $1.2 million and $2.8 million, respectively.

Gross profit for our machine-glazed segment for the fiscal 2007 three-month period was $1.6 million, a decrease of $.6 million, or 30.5%, from the comparable period in the prior fiscal year.  Gross profit for our machine-glazed segment for the fiscal 2007 nine-month period was $3.9 million, a decrease of $2.9 million, or 42.8%, from the comparable period in the prior fiscal year.  Included in the fiscal 2007 three-month and nine-month periods is the impact of the additional charges noted above on the machine-glazed segment of $.7 million and $1.5 million, respectively.

As a percentage of net sales, gross profit for the tissue segment decreased to 7.5% in the fiscal 2007 three-month period and 7.8% in the fiscal 2007 nine-month period from 7.9%

in the fiscal 2006 three-month period and 8.3% in the fiscal 2006 nine-month period.  As a percentage of net sales, gross profit for the machine-glazed segment decreased to 6.2% in the fiscal 2007 three-month period and 5.5% in the fiscal 2007 nine-month period from 9.1% in the fiscal 2006 three-month period and 9.6% in the fiscal 2006 nine-month period.

Selling, general and administrative expenses in the fiscal 2007 three-month period increased $.1 million, or 2.8%, to $3.4 million from $3.3 million in the fiscal 2006 three-month period.  Selling, general and administrative expenses in the fiscal 2007 nine-month period increased $3.4 million, or 36.3%, to $12.9 million from $9.5 million in the fiscal 2006 nine-month period.  As a percentage of net sales, selling, general and administrative expenses remained constant at 4.1% in the fiscal 2007 three-month period and increased to 5.2% in the fiscal 2007 nine-month period compared to 4.1% and 3.9%, respectively, for the comparable periods in the prior fiscal year.  Included in the fiscal 2007 three-month period is $.2 million of non-cash compensation expense related to the vesting of restricted stock awards granted after the merger and $.2 million of other compensation expense related to the merger.  Included in the fiscal 2007 nine-month period is $.9 million of non-cash compensation expense related to merger related vesting of restricted stock awards, $1.4 million of other compensation expense related to tax payments associated with such awards, $.8 million of other compensation expense related to the merger and $.3 million of non-cash compensation expense related to the vesting of restricted stock awards granted after the merger.

Restructuring costs in the fiscal 2007 nine-month period were $.2 million related to severances costs associated with the elimination of a corporate position.  Restructuring costs in the fiscal 2006 three-month and nine-month periods were $1.0 million, of which $.7 million related to our fiscal 2006 decision to indefinitely idle one of our paper machines at our Interlake facility and the resulting severances costs thereof and $.3 million related to severance costs associated with a corporate organizational restructuring.

Merger-related transaction costs in the fiscal 2007 three-month period were less than $.1 million and in the fiscal 2007 nine-month period were $6.1 million.  The merger-related transaction costs in the fiscal 2006 three-month and nine-month periods relate to a previously announced terminated transaction.

Income tax benefit for the fiscal 2007 three-month period was a benefit of 31.0% compared to income tax benefit for the fiscal 2006 three-month period of 65.2%.  Income tax benefit for the fiscal 2007 nine-month period was 27.1% compared to income tax benefit for the fiscal 2006 nine-month period of 52.9%.   The effective income tax rate for the fiscal 2007 three-month and nine-month periods differ from the federal statutory rate primarily due to non-deductible transaction costs expensed for book purposes.  Included in the 52.9% effective tax rate for the fiscal 2006 nine-month period is approximately $1.2 million of benefit related to the different book and tax treatment of deductions related to stock compensation matters.  This benefit was recorded in the third quarter of the prior fiscal year upon completion of the Company’s 2005 tax returns as the impact was discrete to that quarter.  Also, included in 52.9% effective tax rate was $.1 million of tax expense related to Canadian withholding tax.  Without these items, the effective tax rate for the fiscal 2006 nine-month period was 29.8%.

Net loss for the fiscal 2007 three-month period was a net loss of $1.1 million, compared to a net loss of $1.2 million for the comparable period in the prior fiscal year. Net loss for the fiscal 2007 nine-month period was $10.2 million, compared to net loss of $2.2 million for the comparable period in the prior fiscal year.

FINANCIAL CONDITION

Liquidity and Capital Resources

The table that follows presents cash flows information for the combined nine months ended November 23, 2006.

	Pre-Acquisition	Post-Acquisition	Combined
	March 1, 2006-	June 13, 2006-	Nine Months Ended
	June 12, 2006	November 23, 2006	November 23, 2006
Net Cash Provided by (Used in) Operating Activities
Net loss	$(6,534,964)	$(3,694,120)	$(10,229,084)
Non-cash items	5,245,238	9,736,096	14,981,334
Changes in working capital	(5,250,094)	(3,721,666)	(8,971,760)
Net cash provided by (used in) operating activities	$(6,539,820)	$2,320,310	$(4,219,510)

Net Cash Provided by (Used in Investing Activities)	$(1,937,610)	$41,766,754	$39,829,144

Net Cash Used in Financing Activities	$(290,000)	$(45,761,997)	$(46,051,997)

Net cash used in operations was $4.2 million for the fiscal 2007 nine-month period, compared to net cash used in operations of $.9 million for the fiscal 2006 nine-month period.  Non-cash items, consisting of an inventory charge, stock-based compensation, deferred income taxes, accretion of debt discount, depreciation, amortization and gain on sale of property, plant and equipment, for the fiscal 2007 nine-month period totaled $15.0 million compared to $11.5 million for the 2006 fiscal nine-month period.    Cash flows used by changes in working capital totaled $9.0 million for the fiscal 2007 nine-month period, compared to $10.2 million in the fiscal 2006 nine-month period.  With respect to the changes in accounts receivable and inventory, cash used by these items was $2.9 million for the fiscal 2007 nine-month period compared to cash used by these items of $3.1 million for the comparable period in the prior fiscal year.  Cash used by changes in prepaid expenses and other current assets was $.6 million for the fiscal 2007 nine-month period compared to cash used of $2.9 million for the comparable period in the prior fiscal year.  Cash used by changes in accounts payable, accrued expenses and accrued interest for the fiscal 2007 nine-month period was $5.5 million compared to cash used of $4.2 million for the comparable period in the prior fiscal year.

Net cash provided by investing activities for the fiscal 2007 nine-month period was $39.8 million compared to net cash used in investing activities of $9.8 million for the fiscal 2006 nine-month period.  The fiscal 2007 nine-month period included $45.8 million related to the equity investment by Weston Presidio.  The remaining change related to the level of capital spending period over period.

Net cash used in financing activities for the fiscal 2007 nine-month period was $46.1 million, which includes $45.8 million related to merger consideration paid to former shareholders of our Parent.  The remaining $.3 million for the fiscal 2007 nine-month period is consistent with net cash used in financing activities for the fiscal 2006 nine-month period.  These amounts in both periods relate to payments on our industrial revenue bond. Our last payment on our industrial revenue bond was made in the first quarter of the fiscal year ending February 28, 2007.

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

In connection with the merger, we solicited consents with respect to the Notes.   Consents were received with respect to 100% of the aggregate outstanding principal amount of the Notes.  We accepted all of the consents delivered in the consent solicitation and paid to the consenting noteholders a consent fee of $40 per $1,000 principal amount of Notes for which they delivered consents.  These payments were made in the second quarter of our fiscal 2007.  As a result of our acceptance of the consents delivered by noteholders and the completion of the consent solicitation, the amendments to the indenture governing the Notes described in the Consent Solicitation Statement dated May 9, 2006 and related Supplement dated May 24, 2006 have become operative and we will not be required to make a change of control offer to purchase any Notes in connection with the merger.

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

The Credit Agreement provides for a $35.0 million working capital facility, including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. An amount equal to $32.0 million is available, in U.S. dollars, to the U.S. Borrower under the facility, and an amount equal to $3.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility.  As of November 23, 2006, there were no outstanding borrowings under the working capital facility.

Cash as of November 23, 2006 decreased to $12.3 million from $22.8 million as of the end of the fiscal year ended February 28, 2006, or fiscal year 2006.  The decrease in our cash position was primarily due to the payments with respect to the merger-related costs incurred during this period and our semi-annual interest payment on the Notes.

Receivables, net as of November 23, 2006 decreased to $34.1 million from $35.1 million as of the end of fiscal year 2006 primarily due to the timing of customer payments in the first quarter 2007.  The balance as of the end of the third quarter of our fiscal 2007 is consistent with the balance as of the end of the second quarter 2007.

Inventories as of November 23, 2006 increased to $31.7 million from $27.9 million as of the end of fiscal year 2006.  This increase is reflective of an increase in both raw materials and finished goods due to an increase in our costs.

Prepaid expenses and other current assets increased to $4.5 million from $3.4 million as of the end of fiscal year 2006.  The increase is primarily due to an increase in prepaid coal due to our normal build-up in coal supplies at our Menominee mill prior to the winter months and the timing of renewal on our insurance policies.

Income tax receivable as of November 23, 2006 increased to $1.1 million from $.4 million as of the end of fiscal year 2006.  This increase is primarily attributable to the tax benefit recorded in the fiscal 2007 nine-month period.

Property, plant and equipment as of November 23, 2006 increased to $238.6 million from $98.1 million as of the end of fiscal year 2006 primarily due to the excess purchase price associated with the merger allocated to property, plant and equipment.

Debt issuance costs have been reduced to zero as of November 23, 2006 from $5.7 million as of the end of fiscal year 2006 due to purchase accounting adjustments resulting from the merger.

Goodwill has been reduced to zero as of November 23, 2006 from $13.7 million as of the end of fiscal year 2006 due to purchase accounting adjustments resulting from the merger.

Accrued expenses as of November 23, 2006 decreased to $14.3 million from $16.0 million as of the end of fiscal year 2006 due to the timing of payment with respect to certain of our service providers resulting from delayed billings.

Accrued interest as of November 23, 2006 decreased to $3.0 million from $7.2 million as of the end of fiscal year 2006 due to our semi-annual interest payment on the Notes.

Deferred income taxes as of November 23, 2006 increased to $52.1 million from $14.0 million as of the end of fiscal year 2006 primarily due to purchase accounting adjustments resulting from the merger consisting mainly of differences between book and tax treatment of property, plant and equipment.

Other liabilities as of November 23, 2006 increased to $35.2 million from $.2 million as of the end of fiscal year 2006 due to the recording of $35.0 million related to contingent earnout consideration in connection with the merger.

Stockholders’ equity (deficiency) as of November 23, 2006 increased to equity of $41.6 million compared to a deficit of $6.9 million as of the end of fiscal year 2006.   The equity as of November 23, 2006 is reflective of the equity invested in us relative to the merger, the net loss generated for the period June 13, 2006 to November 23, 2006 and other equity activity for this period.

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

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”). The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. This statement was issued to clarify the accounting for the uncertainty related to income taxes. FIN 48 requires the evaluation of whether a tax position is more likely than not to be sustained upon examination with the assumption that the position will be examined by the relevant tax authorities.  FIN 48 also requires such tax positions to be measured at the largest amount of the respective benefit that is greater than 50% likely of being realized upon ultimate settlement. We are currently assessing the impact that the adoption of FIN 48 will have on our results of operations and financial position.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 as well as interim periods within such fiscal years.  SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed.  SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data.  The Company is currently assessing the impact that SFAS will have on its results of operations and financial position.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In March 2004, we completed a Rule 144A offering of $162 million aggregate principle amount of 9 ¾% senior secured notes due 2010.  As a result, we are highly leveraged.  On June 12, 2006, we entered into the Credit Agreement in connection with the merger and we have the ability to borrow funds under this facility up to an aggregate of $35 million and could be adversely affected by a significant increase in interest rates.

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

Cellu Tissue Holdings, Inc.

Date:	January 8, 2007	/s/ Russell C. Taylor
Mr. Russell C. Taylor
President and Chief Executive Officer

Date:	January 8, 2007	/s/ Dianne M. Scheu
Ms. Dianne M. Scheu
Senior Vice President, Finance and Chief
Financial Officer