Form 10-K
period 2007-02-28
Cellu Tissue Holdings, Inc.
filed 2007-05-18
CIK 1295976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-118829

Cellu Tissue Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1346495
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1855 Lockeway Drive, Suite 501, Alpharetta, Georgia	30004
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer”in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒

There is no market for the Registrant’s equity.  The number of shares of issuer’s Common Stock, $.01 par value, outstanding on May 1, 2007 was 100 shares.

Documents incorporated by reference:  None

PART I

ITEM 1.  BUSINESS

Cellu Tissue Holdings, Inc. (“we”, “us” or “the Company”) was incorporated in Delaware in 1984. At the time of our incorporation, we acquired the assets of our Connecticut facility and, in 1995, we purchased our Mississippi facility. Throughout 1998, we acquired the assets of each of our Michigan, New York and Ontario facilities and, in 2002 we purchased our Neenah Wisconsin facility. Recently, in March 2007, we acquired our Ladysmith Wisconsin facility.

On June 12, 2006, Cellu Paper Holdings, Inc., our parent, entered into an Agreement and Plan of Merger with Cellu Parent Corporation (referred to herein as Cellu Parent), a corporation organized and controlled by Weston Presidio V, L.P. (referred to herein as Weston Presidio), and Cellu Acquisition Corporation, a wholly-owned subsidiary of Cellu Parent, newly-formed or Merger Sub. Pursuant to the agreement, on June 12, 2006, Merger Sub was merged with and into our parent, with our parent surviving and becoming a wholly-owned subsidiary of Cellu Parent, or the Merger. The aggregate merger consideration to be paid to shareholders of our parent was $205 million, subject to certain working capital and net cash adjustments as described below and up to an additional $35 million in contingent consideration.

The merger consideration was subject to certain net working capital and cash adjustments. If the actual net working capital and/or cash were less than estimated amounts, then the merger consideration was to be reduced dollar-for-dollar by the amount of such shortfall. If the actual net working capital and/or cash were greater than estimated amounts, then the merger consideration would be increased dollar-for-dollar by the amount of such difference. As a result thereof, the merger consideration was increased by approximately $1.0 million, which has been paid. In addition, during the earn-out period beginning on March 1, 2006 and ending on February 28, 2010, the merger consideration is subject to an increase for certain contingent earn-out consideration of up to $35 million in the aggregate, not to exceed $15 million for any fiscal year, payable within six months of the end of the prior fiscal year. Weston Presidio will guaranty payment of any earn-out consideration.

Any references to fiscal year 2007 operating results in the remainder of Item 1. Business combines our operating results for the period March 1, 2006 to June 12, 2006 (pre-acquisition) and June 13, 2006 to February 28, 2007 (post-acquisition). See Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further analysis thereof.

We manufacture and market a variety of specialty tissue hard rolls and machine-glazed paper used in the manufacture of various end products, including diapers, facial and bath tissue, assorted paper towels and food wraps. In addition, we produce a variety of converted tissue products. Our customers include major North American producers of branded and unbranded disposable consumer absorbent and tissue products for the personal and health care markets; consumer and away-from-home tissue products companies; national and regional tissue products distributors; and third-party converters who sell their products to food, bakery and confections companies. We service a diverse group of high-quality customers, with three of our top 10 customers belonging to the Fortune 150 group of companies. For the fiscal year ended February 28, 2007, or fiscal year 2007, we sold 254,757 tons of tissue and machine-glazed paper products, generating net sales of $ 335.5 million.

Our business is comprised of two segments: tissue and machine-glazed paper. We currently own and operate seven strategically located manufacturing facilities with an aggregate annual production capacity of approximately 315,000 tons of tissue and machine-glazed paper hard rolls, currently consisting of approximately 236,000 tons of tissue hard roll production capacity and approximately 79,000 tons of machine-glazed paper hard roll production capacity. In addition, our tissue converting equipment and machine-glazed paper converting equipment currently have annual converting production capacities of approximately 90,000 and 29,000 tons, respectively.

Tissue.  Our tissue segment consists of two product lines: (1) hard roll tissue and (2) consumer and away-from-home converted tissue products. For fiscal year 2007, our tissue segment sold 174,418 tons of tissue, generating net sales of $237.5 million, or approximately 70.8% of our net sales, and 77.7 % of our gross margin.

Hard roll tissue.  We produce tissue hard rolls at all of our facilities other than our Michigan facility. Our hard roll tissue is sold as facial and bath tissue, specialty medical tissue, industrial wipers, napkin and paper towel stock, as well as absorbent cover stock. We manufacture our hard roll tissue with a variety of pulps and recycled fibers and produce hard roll tissue to our customers’ specifications by controlling such attributes as brightness, absorbency, bulk, strength, porosity and color. In addition, we produce our absorbent cover stock in a variety of weights and widths for sale to consumer products companies or third-party converters. Our customers then print, cut and process our absorbent cover stock hard rolls to be used in the manufacture of a variety of disposable absorbent products in the personal and health care markets, such as diapers, adult incontinence and feminine care products, surgical waddings and other medical and sanitary disposable products. We also sell our absorbent cover stock to manufacturers of absorbent bed pads, disposable infant bibs and disposable absorbent pet products.

Consumer and away-from-home converted tissue.  We convert consumer and away-from-home tissue products at our Neenah Wisconsin facility. Our converted tissue products include a variety of private label consumer and away-from-home bath and facial tissue, napkins and folded and rolled towels. We manufacture our converted tissue products according to our customers’ specifications for weight, softness, size, color, prints, embossing patterns, grade, fold, package configuration and price. We believe that all of our products are recognized for their softness, strength and absorbency. We offer a complete range of converted facial tissue products as well as dispenser, dinner, cocktail and luncheon napkins. In addition, we ship a full line of bath tissue products, in both jumbo and standard roll bath sizes, and a full line of consumer and away-from-home towel formats. We sell our converted tissue products through various channels that serve the consumer and away-from-home markets.

We entered the consumer and away-from-home converted tissue products market following our August 2002 acquisition of a previously idle manufacturing and converting facility in Neenah Wisconsin. We began manufacturing at our Neenah Wisconsin facility in August 2002 and began producing our full line of converted tissue products by March 2003. We have significantly increased the sales of products from the Neenah Wisconsin facility since its acquisition to in excess of $108 million in fiscal year 2007.

Machine-glazed paper.  We produce machine-glazed paper hard rolls at our Michigan, Mississippi and Ontario facilities in a variety of weights, widths and surface characteristics. Machine-glazed paper is tissue paper with a glazed coating and, in some cases, other moisture and grease-resistant coatings. We sell our machine-glazed paper hard rolls to third-party converters that manufacture fast food and commercial food wrap, as well as niche market products such as gum wrappers, coffee filters, tobacco papers, wax paper and butter wraps. We use the balance of our machine-glazed paper hard rolls at our Michigan facility to produce converted wax paper products, including wet and dry wax paper, sandwich bags and microwavable wax paper. The majority of our converted wax paper products manufactured at our Michigan facility is sold as branded products to a single customer. For fiscal year 2007, our machine-glazed paper segment sold 80,339 tons of machine-glazed paper hard rolls and converted wax paper products, generating net sales of $98.0 million, or approximately 29.2 % of our net sales, and 22.3 % of our gross margin.

Subsequent Event.  On March 21, 2007, we consummated a definitive merger agreement, or the CityForest Merger Agreement, with CityForest Corporation, or CityForest, Cellu City Acquisition Corporation, a wholly-owned subsidiary of the Company or Cellu City Merger Sub and Wayne Gullstad as the shareholders’ representative. Pursuant to the CityForest Merger Agreement, and subject to the terms and conditions therein, Cellu City Merger Sub merged with and into CityForest, with CityForest surviving and becoming our wholly-owned subsidiary. The aggregate merger consideration paid (including assumption of $18.5 million in aggregate principal amount of industrial revenue bonds) was approximately

$61.0 million subject to certain working capital and net cash adjustments. CityForest is a Ladysmith, Wisconsin-based manufacturer of tissue hard rolls for third-party converters that resize and convert the rolls into napkins, towels, bath tissue, specialty medical tissue, industrial wipers and facial tissue. The majority of CityForest’s sales are to third-party converters serving the away-from-home market, the consumer market, as well as state and federal government agencies and the medical industry. CityForest is solely focused on manufacturing tissue hard rolls and does not currently convert rolls into finished products.

Business strengths

Some of our key business strengths are as follows:

Increased net sales and profitability potential in our converting business.  We entered into the consumer and away-from-home converted tissue products market following the August 2002 acquisition of our Neenah Wisconsin manufacturing and converting facility and related equipment for approximately $30.0 million. We believe that the Neenah Wisconsin facility is an efficient, low-cost producer of converted tissue products such as bath and facial tissue, napkins and folded and rolled towels. The facility includes five light dry crepe paper machines with approximately 85,000 tons of annual tissue production capacity and 12 converting lines with approximately 90,000 tons of annual converting capacity. In addition, the facility includes a complete distribution center with fully automated unitizing and wrapping capacities. Sales of our converted tissue products in the consumer and away-from-home converted tissue products market generate significantly greater revenue per ton than sales of hard roll tissue. We believe that, as we continue to increase the utilization of our converting capacity, we will increase our profits and generate higher margins on our consumer and away-from-home converted tissue products.

Low- cost manufacturing operations.  Our strategic manufacturing facility locations and flexible production capacity, combined with our relatively low overhead costs, contribute to our competitive position in the marketplace. We believe that our Neenah Wisconsin facility acquired in August 2002 is a low- cost tissue production facility and has helped us continue to improve our competitive position. In addition, since 2001, we have established ongoing cost-saving investments and productivity improvement initiatives.

Diversified and high-quality customer base.  We sell to a highly diversified customer base, thereby reducing our dependence on any single customer, with no customer representing more than 10% of our net sales for fiscal year 2007. Our customers include leading branded and private label tissue products companies, tissue and machine-glazed paper converters, distributors of tissue products, fast food restaurants, third-party converters who sell their products to food, bakery and confections companies and third-party converters serving state and federal government agencies and the medical industry, upon the CityForest acquisition. Notably, our customers include all of the major producers in North America of branded and unbranded disposable consumer absorbent and tissue products for the personal and health care markets and three of our top 10 customers are Fortune 150 companies. Our customer base has become increasingly diversified with our 10 largest customers accounting for approximately 54.9% of gross sales for fiscal year 2007, down from 56.8% in the fiscal year ended February 28, 2006, or fiscal year 2006.

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

Business strategy

Our overall strategy is to increase revenues, optimize our product mix and lower costs to enhance our position within the paper industry. We intend to implement this strategy through our key initiatives set forth below:

Maximize utilization of our converting capacity.  Our Neenah Wisconsin facility began producing our full line of consumer and away-from-home converted tissue products in March 2003. As part of our growth strategy, we continue to increase the production of converted tissue products across our 12 converting lines by expanding our customer base for our consumer and away-from-home converted tissue products. Toward that end, we continue to promote our “customer delight” program, producing quality products at competitive prices and providing customers with what management believes to be among the industry’s best on-time delivery rates and complete shipment performance as well as building on past relationships with customers in our hard roll tissue products line. We have expanded our dedicated sales force in the consumer and away-from-home converted tissue products market to capitalize on these opportunities. As a result, we believe that we can continue to increase the utilization of the converting capacity at our Neenah Wisconsin facility.

Continue to develop our “customer delight” program.  We continually strive to establish and maintain excellent relationships with our customers by providing a high level of customer service and technical support. We focus on critical factors such as competitive pricing, product quality, on-time deliveries and complete shipments. In addition, we provide a full line of products designed to meet the various needs of each of our customers, including the unique capability to produce premium-quality level products with a recycled cost and fiber base. Our manufacturing process is tailored to our customers’ specifications and allows us to offer them flexibility in price, grade, softness, package configuration and size. For example, our products can be manufactured completely with virgin pulp (for premium products) or recycled fiber (for value products) or any combination thereof. We believe that our high-quality customer service and technical support have helped us develop and maintain long-term relationships with our customers that represent a majority of our sales.

Continue to reduce manufacturing costs.  We continually seek out opportunities to contain and reduce our costs more effectively. As part of our cost management strategy, we benchmark our machines and manufacturing operations against certain world class levels, including those of leading paper manufacturers. Our benchmarking is applied by business sector and by type of machine on a monthly and year-to-date basis. We review metrics such as total machine efficiency, fiber loss and waste percentage, tons produced per machine per person per year, fixed and variable costs per ton produced and total energy per ton produced. We use our benchmarking analyses to help us allocate our strategic capital and non-capital investments in order to reduce our manufacturing costs most effectively. In addition, our cost management strategy focuses on reducing variable costs through increased operating efficiencies and reduced energy consumption, and allows us to better manage our costs and lessen the impact of fiber price cyclicality. In an effort to reduce manufacturing costs, we have initiated a project to install a combined heat & power system at our East Hartford facility.

Deliver greater earnings stability through enhanced fiber and energy cost management. We have developed and implemented a pulp cost management strategy that has been highly effective in reducing our pulp costs. Our supply agreements with various pulp suppliers enable us to purchase a majority of our anticipated total pulp requirements for a given year at prices below published list prices. These agreements further allow us to shift a portion of our pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall. We believe these supply agreements provide us with significant protection against the risk of fluctuating pulp costs and offer a substantial savings from purchasing pulp on the spot market during periods of tight supply. Furthermore, approximately 50% of our sales are to customers with pulp price pass-through contracts. These contracts track a published pulp benchmark price index and have various triggers and timing clauses that dictate the price customers pay for our products. We also continue to capitalize upon opportunities to establish greater fiber cost stability throughout our plants. We are actively expanding our capability to replace virgin fiber with recycled fiber at several of our mill sites in order to continue manufacturing premium quality level products with a more stable and competitive cost position. Additionally, we have a targeted strategy in place that is designed to yield greater energy costs control, which includes utilizing gas strips or hedges to minimize price volatility, deploy capital to reduce consumption, and implement alternative energy sources.

Manufacturing

We currently own and operate six manufacturing facilities located in the United States and one manufacturing facility located in Ontario, Canada. We produce hard roll tissue at our Connecticut, Mississippi, New York, Ontario and both Wisconsin facilities for sale to consumer products companies and third-party converters and for use in the production of converted tissue products at our Neenah Wisconsin facility. We produce machine-glazed paper at our Michigan, Mississippi and Ontario facilities in a variety of specialty hard rolls. We also produce converted wax paper products at our Michigan facility.

Our hard roll tissue manufacturing process begins with wood pulp or recycled fiber. These raw materials typically are pulped in large blenders or pulpers and moved via networks of pipes and pumps to a tissue machine where sheets of tissue paper are formed according to customer or grade specifications. The tissue paper is then drawn through the machine and formed on wires as it travels through various press rolls. Once the sheets are formed, they are transferred to a dryer section of the machine that dries the tissue. Following the drying process, the tissue paper is removed from the drying cylinders and wound into hard roll tissue. Hard roll tissue is either used internally for our converting operations at our Neenah Wisconsin facility or sold to consumer products companies and third-party converters. We undergo a similar process at each of our Michigan, Mississippi and Ontario facilities in our machine-glazed paper operations, which are designed to produce machine-glazed paper hard rolls. Also, at our Ladysmith, Wisconsin facility we process the majority of fiber used in our products. The fiber processing area consists of a new state-of-the art de-inking plant that is directly linked to the paper machines. Raw material is received in the form of bales of recycled paper (mostly office paper). The de-inking process removes contaminants such as ink, staples, paper clips, plastic and paper coatings. Non-chlorine whiteners are used to brighten the fiber and strip colors. The end product is clean, bright fiber pulp.

Our converting process at our Neenah Wisconsin facility involves loading hard roll tissue onto converting machines which unwind, perforate, emboss and print tissue as needed. The converting machines then roll or fold the processed tissue into converted tissue products, such as bath or facial tissue, napkins or paper towels. Similarly, our converting operations at our Michigan facility are designed to convert our machine-glazed paper hard rolls into converted wax paper products.

The following table illustrates the annual hard roll production capacity at each of our manufacturing facilities based on current utilization and the type of products produced at each of such facilities:

	Total hard roll capacity (tons per year)	Hard roll tissue	Hard roll machine- glazed paper	Tissue converting	Machine- glazed paper converting
Connecticut	29,000	X
Michigan	33,000		X		X
Mississippi	48,000	X	X
New York	31,000	X
Ontario	41,000	X	X
Wisconsin (Neenah)	85,000	X		X
Wisconsin (Ladysmith)	48,000	X

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

Michigan facility

Our Michigan facility is a 397,000 square foot complex located along Lake Michigan’s Bay of Green Bay in the City of Menominee. The facility consists of a paper machine for the manufacture of machine-glazed paper hard rolls and 20 converting line operations for both wet and dry wax papers. We believe that this facility is a highly efficient, low-cost producer of machine-glazed paper hard rolls which are used by third-party converters to make food packaging, wrapping, laminating and moisture -resistant and grease- resistant paper products. A portion of the machine-glazed paper hard rolls produced at the Michigan facility is converted through our converting equipment into converted wax paper products, including wet and dry wax paper, sandwich bags and microwavable wax paper. The majority of our converted wax paper products manufactured at the Michigan facility is sold as branded products to the facility’s largest customer.

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

Ontario facility

Our Ontario facility is a 256,000 square foot complex located in St. Catharines, Ontario, Canada. The facility currently consists of two types of actively used machines: through-air dried and machine-finished.

Both of these types of machines have color capability. Our through-air dried machine produces highly absorbent bulky sheets in basis weights from nine to 25 pounds used in the manufacture of folded and rolled towels, facial and bath tissue, napkins and absorbent tissues. Our machine-finished machine produces wax paper base stock and wet creped tissue used in the manufacture of coffee filters, masking tape and washroom towel base papers. All of the products manufactured at our Ontario facility are produced in jumbo rolls and sold to North American converters for further processing.

In November 2005, we made the decision to indefinitely idle our machine-glazed machine at our Ontario facility and in the fourth quarter of fiscal year 2007, we decided to shut down the machine-glazed machine permanently.

Neenah Wisconsin facility

Our Neenah Wisconsin facility is a 1.2 million square foot facility located in Neenah, Wisconsin. We acquired this facility in August 2002 and added converting capacity to the facility subsequent to its acquisition. The facility currently consists of five light dry creped paper machines with up to 85,000 tons of annual hard roll tissue production capacity and 12 converting lines with approximately 90,000 tons of annual converting capacity. A complete distribution center with fully automated unitizing and wrapping capabilities is located adjacent to the facility. This facility produces converted tissue products such as facial and bath tissue, napkins and paper towels, as well as unconverted hard roll tissue, and enables us to offer our customers flexibility in the price, grade, softness, package configuration and size of our products. For example, our products can be manufactured completely with virgin pulp (for premium products) or recycled fiber (for value products) or any combination thereof. Our machines have color and multi-ply capacity. The facility contains full-width Bretting M-fold towel, kitchen roll towel and napkin machines. We also utilize a multi-fold facial line.

The facility is in close proximity to major interstate highways and supports a rail spur that runs directly to the facility. In addition, the facility enjoys a strategic geographic advantage in servicing the midwestern U.S. markets.

Ladysmith Wisconsin facility

Our Ladysmith Wisconsin facility is a 259,000 square foot facility located in Ladysmith, Wisconsin. We acquired this facility in March 2007. CityForest’s manufacturing process includes a de-inking facility, two light dry crepe paper machines with a combined annual capacity of over 48,000 tons used to manufacture tissue hard rolls and water and wastewater treatment capabilities. The facility processes over 94% of the fiber used in its product. This pulp can be used to make 100 percent recycled tissue or can be combined with other fiber, such as virgin pulp, at the paper machine, The ability to combine fibers of different types allows the facility to precisely match the specific requirements for a customer’s existing or new products.

Raw material and energy sources and supply

The primary raw material used in our various facilities is wood pulp (both virgin pulp and recycled fiber). Other costs include natural gas, electricity, fuel oil and, in our Michigan facility, coal. We have developed and implemented a pulp cost management strategy that has been highly effective in reducing our pulp costs. Our supply agreements with various pulp suppliers enable us to purchase a majority of our anticipated total pulp requirements for a given year at prices below published list prices. These agreements further allow us to shift a portion of our pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall. We believe these supply agreements provide us with significant protection against the risk of fluctuating pulp costs and offer a substantial savings from purchasing pulp on the spot market during periods of tight supply. In addition, our Ladysmith, Wisconsin facility processes over 94% of the fiber used in its product. We satisfy all of our energy requirements through purchases of natural gas (other than for our Michigan facility) and electricity from local utility companies. At our Michigan facility, our power boilers generate most of our energy requirements through the use of coal, with the balance being supplied through the purchase of natural gas by contract.

Sales and customer support

Tissue

Hard roll tissue. At six of our facilities, our sales group sells our hard roll tissue to consumer products companies and third-party converters. In addition, we have expanded the role of our sales force, which previously focused exclusively on hard roll tissue sales to focus additional efforts on the sale of consumer and away-from-home converted tissue products.

Consumer and away-from-home converted tissue. At our Neenah Wisconsin facility, we have a dedicated sales group for our converted tissue products. We sell our converted tissue products to a variety of industry customers, directly to end-users or to distributors, which in turn sell to end-users.

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

In all areas, we believe that we compete on the basis of product quality and performance, price, service, sales and distribution. See “Item 1A. Risk Factors.-”Excess supply in the markets we serve may reduce the prices we are able to charge for our products.”

Major customers

Our customer base is comprised of leading tissue consumer products companies, tissue and machine-glazed paper converters, manufacturers of private label products and distributors of tissue products. Three of our top 10 customers are Fortune 150 companies. Our 10 largest customers represented 64.2% of sales for the fiscal year ended February 28, 2005, or fiscal year 2005, 56.8% of sales for fiscal year 2006 and 54.9% of sales for fiscal year 2007. Kimberly-Clark Corporation, our current largest single customer, represented 17.6% and 12.3% of sales in fiscal year 2005 and fiscal year 2006, respectively. No customer accounted for more than 10% of our sales in fiscal year 2007 and no other customer accounted for more than 10% of our sales in fiscal year 2005 or fiscal year 2006.

Employees and labor relations

As of February 28, 2007, we employed approximately 864 active full-time employees, consisting of 710 hourly employees and 154 salaried employees. We have collective bargaining agreements with the United Steelworkers of America, referred to as USW, (formerly represented by the Paper, Allied – Industrial, Chemical & Energy Workers International Union, referred to as PACE prior to PACE’s merger with and into USW) covering approximately 465 of our hourly employees in our Michigan, New York and Wisconsin facilities, collectively. In addition, we have a collective bargaining agreement with Independent Paperworkers of Canada covering approximately 76 employees in our Ontario facility. Our collective bargaining agreements expire between 2008 and February 2010.

In July 2005, the USW was elected to represent 84 hourly employees at our Mississippi facility, and was certified by the National Labor Relations Board as the exclusive collective bargaining representative of such employees. We are in the process of negotiating a collective bargaining agreement with USW.

At our Ladysmith Wisconsin facility we currently employ approximately 82 nonunion employees, consisting of 67 hourly employees and 15 salaried employees.

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

Forward-looking statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will” or words or phrases of similar meaning. Forward-looking statements are subject to many uncertainties and other variable circumstances, including those discussed in this Annual Report under the heading “Item 1A. Risk Factors” , many of which are outside of our control, that could cause our actual results and experience to differ materially from those we thought would occur. Other risks besides those listed in “Item 1A. Risk Factors” can adversely affect us. New risk factors can emerge from time to time. It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in the forward-looking statements. Given these risks and uncertainties, we urge you to read this Annual Report completely and with the understanding that actual future results may be materially different from what we plan or expect. We will not update these forward-looking statements even if our situation changes in the future.

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

•                  increases in interest rates;

•                  fluctuations in foreign currency related to our Canadian subsidiary;

•                  assessment of market and industry conditions;

•                  general economic conditions and their effects on our business;

•                  our ability to service our debt obligations and fund our working capital requirements; and

•                  increased general and administrative costs arising out of or resulting from achieving compliance with Sarbanes-Oxley.

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

Pulp is the principal raw material used in the manufacture of our specialty paper and tissue products. It is purchased in highly competitive, price sensitive markets. We buy a significant amount of pulp and other raw materials either through supply agreements or on the spot market. For fiscal year 2007 we purchased approximately 227,000 metric tons of pulp.

We have agreements with various pulp vendors to purchase various amounts of pulp over the next two to three years. These commitments require purchases of pulp up to approximately 114,000 metric tons per year, at pulp prices below published list prices and allow us to shift a portion of our pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall. We believe that our current commitment under these arrangements or their equivalent approximates 70% of our current budgeted pulp needs. If upon expiration of these agreements or upon failure of our supplies to fulfill their obligations under these agreements, we are unable to obtain wood pulp on terms as favorable as those contained in these agreements, our cost of goods sold may increase and results of operations will be impaired. As a result, our ability to satisfy customer demands and to manufacture products in a cost-effective manner may be materially adversely affected.

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

We use energy, mainly natural gas, electricity and fuel oil, to operate machinery and to generate steam, which we use in our production process. Energy prices, particularly for natural gas and fuel oil, have continued to increase since 2000, with a corresponding effect on our production costs. We spent approximately $41.3 million in fiscal year 2007 on electricity, natural gas, oil and coal. Our Mississippi and Wisconsin facilities operate in regulated energy markets. Our other four facilities operate in deregulated energy markets. If our energy costs are greater than anticipated, our business, financial condition and operating results may be materially adversely affected.

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

•                  breakdown, failure or substandard performance of any of our pulping machines, paper machines, recovery boilers, converting machines, de-inking facility or other equipment;

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

As of February 28, 2007, approximately 72% of our active full-time employees are represented by either the USW or the Independent Paper Workers of Canada through various collective bargaining agreements.

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

Our largest customers account for a significant portion of our sales. Our ten largest customers represented 64.2% of our sales for fiscal year 2005, 56.8% of our sales for fiscal year 2006 and 54.9% of our sales for fiscal year 2007. Some of our large customers (including four of our 10 largest customers) have the capability of producing the products that they currently buy from us. The loss or significant reduction of orders from any of our large customers could have a material adverse effect on our business, financial condition and operating results.

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

Our ability to make scheduled payments on, or to refinance our obligations with respect to, our indebtedness, including the $162,000,000 aggregate principal amount of our 9 ¾% senior secured notes due 2010 that we issued in March 2004, referred to as the Notes, or to fund our other liquidity needs will depend on our financial and operational performance which in turn will be affected by general economic conditions and by financial, competitive, regulatory and other factors beyond our control. In addition, the guarantee of the Notes by our Canadian subsidiary resulted in the inclusion of the earnings of that subsidiary in our U.S. taxable income and an increase in our U.S. income taxes that was substantial. If we are unable to generate sufficient cash flow to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of sales and the amount of proceeds that may be realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, would materially and adversely affect our financial condition and results of operations and our ability to satisfy our obligations under the Notes.

Our significant debt obligations could limit our flexibility in managing our business and expose us to certain risks.

We are highly leveraged. As of February 28, 2007, we had $160.4 million of indebtedness outstanding. In addition, we are permitted under our working capital facility and the indenture governing the Notes to incur additional debt, subject to certain limitations. In connection with the acquisition of CityForest in March 2007, we issued and sold approximately $20 million of additional aggregate principal amount Notes. Furthermore, we borrowed $17.4 million under our working capital facility. Our high degree of leverage may have important consequences to investors, including the following:

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Properties

We own and operate seven facilities located in East Hartford, Connecticut; Menominee, Michigan; Wiggins, Mississippi; Governeur, New York; St. Catharines, Ontario, Canada; Neenah, Wisconsin; and Ladysmith, Wisconsin. In addition, we maintain our corporate headquarters in Alpharetta, Georgia.

The following table lists each of our facilities and its location, use, approximate square footage and status:

Facility	Location	Use	Approximate square footage	Owned or leased
Connecticut facility	East Hartford, CT	Tissue manufacturing	59,000	Owned
Georgia administrative offices	Alpharetta, GA	Corporate Headquarters Administrative offices	5,000	Leased
Michigan facility	Menominee, MI	Machine-glazed paper manufacturing and converting	397,000	Owned
Mississippi facility	Wiggin, MS	Tissue and machine-glazed paper manufacturing	170,000	Owned
New York facility	Gouverneur, NY	Tissue manufacturing	242,000	Owned
Ontario facility	Ontario, Canada	Tissue and machine-glazed paper manufacturing	256,000	Owned
Wisconsin facility	Neenah, WI	Tissue manufacturing, converting and distribution center	1,200,000	Owned
Wisconsin facility	Ladysmith, WI	Tissue manufacturing, de-inking facility	259,000	Owned

ITEM 3.  LEGAL PROCEEDINGS

We are, from time to time, party to various routine legal proceedings arising out of our business. These proceedings, primarily involve commercial claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Not applicable.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table contains our selected consolidated financial data for the period from March 1, 2006 to June 12, 2006 (pre-acquisition), for the period June 13, 2006 to February 28, 2007 (post-acquisition) and for the fiscal years ended February 28, 2006 and 2005 (pre-acquisition), February 29, 2004, or fiscal year 2004 (pre-acquisition), and February 28, 2003, or fiscal year 2003 (pre-acquisition). Our selected consolidated results of operations and other data for the period from March 1, 2006 to June 12, 2006 (pre-acquisition) and for the period from June 13, 2006 to February 28, 2007 (post-acquisition), fiscal year 2006 and fiscal year 2005, and our selected consolidated balance sheet data at February 28, 2007 and 2006, have been derived from audited consolidated financial statements included elsewhere in this Annual Report. Our selected consolidated results of operations and other data for fiscal year 2004 and fiscal year 2003, and our selected consolidated balance sheet data at February 28, 2005, February 29, 2004 and February 28, 2003, have been derived from audited consolidated financial statements not included in this Annual Report. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

(Dollars in thousands)	Feb. 28, 2003	Feb. 29, 2004	Feb. 28, 2005	Feb. 28, 2006	March 1, 2006- June 12, 2006	June 13, 2006- February 28, 2007
	(Pre-acquisition)					(Post-acquisition)
Statement of operations data:
Net sales:
Tissue segment	$134,889	$189,744	$230,370	$232,865	$67,200	$170,311
Machine-glazed paper segment	97,549	100,519	102,523	95,968	27,042	70,926
Total net sales	232,438	290,263	332,893	328,833	94,242	241,237
Cost of goods sold	200,909	256,930	292,051	301,111	86,054	228,318
Gross profit	31,529	33,333	40,842	27,722	8,188	12,919
Income (loss) from operations	18,358	19,948	21,955	11,433	(3,330)	1,015
Net income (loss)	$15,727	$7,147	$3,096	$(2,569)	$(6,535)	$(6,192)

Other financial data:
Net cash provided by (used in) operating activities	$21,312	$20,259	$32,235	$8,600	$(6,540)	$10,139
Net cash (used in) provided by investing activities	(42,096)	(10,547)	(7,416)	(13,050)	(1,938)	38,085
Net cash provided by (used in) financing activities	16,875	(10,241)	1,437	(282)	(290)	(45,762)
Depreciation and amortization	12,144	14,935	16,264	16,277	4,632	16,133
Capital expenditures (1)	16,080	10,547	11,419	13,050	1,938	7,677
EBITDA (2)	41,353	33,341	35,387	26,077	739	17,738

Balance sheet data:
Cash and cash equivalents	$—	$—	$26,959	$22,824	N/A	$16,261
Total assets	186,627	186,943	210,843	210,232	N/A	325,269
Total debt	67,575	55,787	161,060	161,080	N/A	160,356
Stockholders’ equity (deficit)	76,139	84,482	(7,586)	(6,906)	N/A	38,991

(1)          Excludes capital expenditures relating to the acquisition of our Neenah Wisconsin facility in fiscal 2003.

(2)               EBITDA represents earnings before interest expense, income taxes and depreciation and amortization. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined by U.S. generally accepted accounting principles, or U.S. GAAP, and our calculation thereof may not be comparable to that reported by other companies. We present EBITDA because we believe that it is widely accepted that EBITDA provides useful information regarding a company’s ability to service and/or incur indebtedness. EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of the limitations are:

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

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using EBITDA only supplementally. See the consolidated statements of cash flow included in our financial statements included elsewhere in this Annual Report. The following is a reconciliation of EBITDA to net income (loss) and net cash provided by operating activities:

(Dollars in thousands)	Feb. 28, 2003	Feb. 29, 2004	Feb. 28, 2005	Feb. 28, 2006	March 1, 2006- June 12, 2006	June 13, 2006- February 28, 2007
	(Pre-acquisition)					(Post-acquisition)
EBITDA	$41,353	$33,341	$35,387	$26,077	$739	$17,738
(Add) subtract:
Interest expense	2,621	7,085	17,507	17,367	5,001	11,685
Provision for (benefit from) income taxes	10,989	5,151	(74)	(3,575)	(1,953)	(3,888)
Depreciation	12,016	13,958	14,858	14,854	4,227	16,133
Net income (loss)	$15,727	$7,147	$3,096	$(2,569)	$(6,536)	$(6,192)
Add (subtract):
Depreciation and amortization	12,144	14,935	16,264	16,277	4,632	16,133
Gain on early extinguishment of debt	(11,244)	—	—	—	—	—
Write-off of debt issuancecosts and prepayment penalties	—	—	2,895	—	—	—
Stock based compensation	—	—	922	82	924	497
Provision for deferred income taxes	9,347	2,821	1,431	(2,955)	(396)	(6,651)
Other non-cash charges	684	667	(2,074)	290	85	1,778
Net changes in working capital	(5,346)	(5,311)	9,701	(2,525)	(5,249)	4,574
Net cash provided by operating activities	$21,312	$20,259	$32,235	$8,600	$6,540	$10,139

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial and business analysis below provides information which we believe is relevant to an assessment and understanding of our consolidated financial position, results of operations and cash flows. This financial and business analysis should be read in conjunction with the consolidated financial statements and related notes.

Overview

We manufacture and market specialty tissue and machine-glazed paper used in the manufacture of various end products, including diapers, facial and bath tissue, assorted paper towels and food wraps. In addition, we manufacture and market a broad range of converted tissue products. Our business is comprised of two segments: tissue and machine-glazed paper. In addition, our tissue segment consists of two product lines: (1) hard roll tissue and (2) consumer and away-from-home converted tissue products. We own and operate seven facilities in the United States, located in Connecticut, Michigan, Mississippi, New York, two facilities in Wisconsin and one facility located in Ontario, Canada.

On June 12, 2006, our parent, entered into an Agreement and Plan of Merger with Cellu Parent, a corporation organized and controlled by Weston Presidio, and Cellu Acquisition Corporation, a wholly owned subsidiary of Cellu Parent, newly-formed or Merger Sub. Pursuant to the agreement, on June 12, 2006, Merger Sub was merged with and into our parent, with our parent surviving and becoming a wholly-owned subsidiary of Cellu Parent, or the Merger.

Beginning on June 13, 2006, we accounted for the Merger as a purchase in accordance with the provisions of Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, which resulted in a new valuation for our assets and liabilities based upon fair values as of the date of the Merger. As allowed under SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances (“Push Down Accounting”), we have reflected all applicable purchase accounting adjustments in our consolidated financial statements for all periods subsequent to the Merger date. Push Down Accounting requires us to establish a new basis for our assets and liabilities based on the amount paid for our equity at the close of business on June 12, 2006. Accordingly, our parent’s ownership basis is reflected in our consolidated financial statements beginning upon completion of the Merger. In order to apply Push Down Accounting, our parent’s purchase price of $207.8 million, including assumption of $162.0 million in aggregate principal amount of our outstanding 9.75% senior secured notes (the “Notes”), was allocated to the assets and liabilities based on their relative fair values. The purchase price is subject to adjustment for certain tax benefits we may realize. In addition, total consideration is subject to adjustment for up to an additional $35.0 million in contingent earnout consideration based upon the achievement of certain financial targets. If any portion of the earned contingent payments is unable to be made by us, then Weston Presidio has agreed to provide the necessary funds to former holders of our parent’s capital stock, options and warrants through an equity investment in our parent or otherwise. In accordance with SFAS 141, the $35.0 million has been recognized as a liability and is recorded in other liabilities as of February 28, 2007.

Purchase price allocations are subject to refinement until all pertinent information is obtained. We have allocated the excess of purchase price over the net assets acquired in the Merger based on our estimates of the fair value of assets and liabilities as follows:

Excess purchase price allocated to:
Inventories	$909,264
Property, plant and equipment	142,292,525
Trademarks	6,550,314
Long-term debt	(900,729)
Contingent consideration	(35,000,000)
Deferred income taxes	(50,830,323)
Total	$63,021,051

During the period from June 13, 2006 through February 28, 2007 and subsequent to the CityForest acquisition, we reflected $909,264 of excess purchase price allocated to inventory as a non-cash charge to cost of goods sold and $5,428,800 of additional depreciation expense in cost of goods sold as compared to our historical basis of accounting prior to the Merger.

We have estimated the fair value of our assets and liabilities as of the Merger, utilizing information available at the time our unaudited interim financial statements subsequent to the Merger were prepared and these estimates are subject to refinement until all pertinent information has been obtained. At that time, we were in the process of obtaining outside third party appraisals of our intangible assets and finalizing the allocation within property, plant and equipment categories. In the fourth quarter of the current fiscal year, we obtained a third party appraisal of our intangible assets. As a result thereof, identifiable intangible assets of $6.5 million have been recorded with a corresponding reduction in property, plant and equipment. The purchase price allocation depicted in the table above reflects this adjustment.

The following discussion combines our operating results for the period March 1, 2006 to June 12, 2006 (pre-acquisition) and June 13, 2006 to February 28, 2007 (post-acquisition). See RESULTS OF OPERATIONS below for further analysis thereof.

In our tissue segment, we derive our revenues from the sale of (1) tissue hard rolls sold as facial and bath tissue, specialty medical tissue, industrial wipers, napkin and paper towel stock, as well as absorbent cover stock, and (2) converted tissue products, including a variety of private label consumer and away-from-home bath and facial tissue, napkins and folded and rolled towels. We derive our revenues in our machine-glazed paper segment from the sale of (1) machine-glazed paper hard rolls to third-party converters that manufacture fast food and commercial food wrap, as well as niche market products such as gum wrappers, coffee filters, tobacco papers, wax paper and butter wraps and (2) converted wax paper products, including wet and dry wax paper, sandwich bags and wax paper. For fiscal year 2007 and fiscal year 2006, our tissue segment generated $237.5 million and $232.9 million, respectively, of net sales, or approximately 70.8% of our total net sales in fiscal year 2007 and fiscal year 2006, and our machine-glazed paper segment generated $98.0 million and $95.9 million, respectively, of net sales, or approximately 29.2% of our total net sales in each of fiscal year 2007 and fiscal year 2006. For fiscal year 2005, our tissue segment generated net sales of $230.4 million or approximately 69.2% of our net sales, and our machine-glazed paper segment generated net sales of $102.5 million, or approximately 30.8% of our net sales.

We entered the consumer and away-from-home converted tissue products market following the August 2002 acquisition of our Neenah Wisconsin manufacturing and converting facility. Our Neenah Wisconsin facility has added approximately 85,000 tons of annual hard roll tissue production capacity and 12 converting lines with approximately 90,000 tons of annual converting production capacity. Sales of our converted tissue products in the consumer and away-from-home converted tissue products market generate significantly greater revenue per ton than sales of hard roll tissue. Our Neenah Wisconsin facility began producing our full line of consumer and away-from-home converted tissue products in March 2003. We believe that, as we continue to increase the utilization of our converting capacity, we will increase our profits and generate higher margins on our consumer and away-from-home converted tissue products.

The primary component of cost of goods sold for each of our segments is pulp, which represented approximately 43%, 43% and 46% of our cost of goods sold in fiscal year 2007, fiscal year 2006 and fiscal year 2005, respectively. We have supply agreements with various pulp suppliers over the next two to three years. We believe under these agreements or their equivalents, we will purchase in excess of 70% of our total annual pulp requirements. These supply agreements permit us to purchase pulp at prices that are discounted from published list prices and allow us to shift a portion of our pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall. In addition, our Ladysmith, Wisconsin facility processes over 94% of the fiber used in its product. The balance of our pulp requirements are purchased on the open market.

Our labor, manufacturing, energy, other materials and depreciation costs in the aggregate represented approximately 57%, 57% and 54% of our cost of goods sold for fiscal year 2007, fiscal year 2006 and fiscal year 2005, respectively. Those costs are broken down as follows: (1) wages and benefits made up approximately 10% for each of fiscal year 2007, fiscal year 2006 and fiscal year 2005; (2) manufacturing overhead represented approximately 17%, 17% and 18% for fiscal year 2007, fiscal year 2006 and fiscal year 2005, respectively; (3) energy costs represented approximately 13%, 15% and 11%, for fiscal year 2007, fiscal year 2006 and fiscal year 2005, respectively; (4) other materials (including chemicals, wax, dye and packaging) represented approximately 11%, 11% and 10%, for fiscal year 2007, fiscal year 2006 and fiscal year 2005, respectively; and (5) depreciation represented approximately 6%, 4% and 5% for fiscal year 2007, fiscal year 2006 and fiscal year 2005, respectively.

We have collective bargaining agreements with the USW in each of our Michigan, New York and Neenah Wisconsin facilities covering 465 of our hourly employees. In addition, we have a collective bargaining agreement with Independent Paper Workers of Canada covering 76 hourly employees in our Ontario facility. Our agreements expire between August 2008 and February 2010. In July 2005, the USW was elected to represent 84 hourly employees at our Mississippi facility, and was certified by the National Labor Relations Board as the exclusive collective bargaining representative of such employees. We are in the process of negotiating a collective bargaining agreement with USW. Historically, we have not experienced any significant labor disputes or work stoppages.

We satisfy all of our energy requirements through purchases of natural gas (other than for our Michigan facility) and electricity from local utility companies. We utilize gas strips or hedges to minimize price volatility with respect to natural gas purchases. At our Michigan facility, our power boilers generate most of our energy requirements through the use of coal, with the balance being supplied through the purchase of natural gas by contract.

On March 21, 2007, we consummated a definitive merger agreement with CityForest, Cellu City Merger Sub, a wholly-owned subsidiary of the Company and Wayne Gullstad as the shareholders’ representative. Pursuant to the agreement, and subject to the terms and conditions therein, Cellu City Merger Sub merged with and into CityForest, with CityForest surviving and becoming our wholly-owned subsidiary. The aggregate merger consideration paid (including assumption of $18.5 million in aggregate principal amount of industrial revenue bonds) was approximately $61 million subject to certain working capital and net cash adjustments. CityForest is a Ladysmith, Wisconsin-based manufacturer of tissue hard rolls for third-party converters that resize and convert the rolls into napkins, towels, bath tissue, specialty medical tissue, industrial wipers and facial tissue. The majority of CityForest’s sales are to third-party converters serving the away-from-home market, the consumer market, as well as state and federal government agencies and the medical industry. CityForest is solely focused on manufacturing tissue hard rolls and does not currently convert rolls into finished products.

Results of operations

The combined periods from March 1, 2006 to June 12, 2006 (pre- acquisition) and from June 13, 2006 to February 28, 2007 (post- acquisition) have been compared to the fiscal year 2006 and fiscal year 2005 for purposes of management’s discussion and analysis of the results of operations. Any references below to fiscal year 2007 shall refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

The following table sets forth certain sales and operating data for our business segments for the periods indicated:

	Fiscal Year Ended		For the Period		Combined
(Dollars in millions)	Feb. 28, 2005	Feb. 28, 2006	March 1, 2006- June 12, 2006	June 13, 2006- February 28, 2007	Feb. 28, 2007
		(Pre-Acquisition)		(Post-Acquisition)
Net sales:
Tissue segment	$230.4	$232.9	$67.2	$170.3	$237.5
Machine-glazed paper segment	102.5	95.9	27.1	70.9	98.0
Total	$332.9	$328.8	$94.3	$241.2	$335.5

Gross profit:
Tissue segment	$27.0	$18.8	$6.4	$10.0	$16.4
Machine-glazed paper segment	13.8	8.9	1.8	2.9	4.7
Total	$40.8	$27.7	$8.2	$12.9	$21.1

Percentage of net sales:
Tissue segment	69.2%	70.8%	71.3%	70.6%	70.8%
Machine-glazed paper segment	30.8%	29.2%	28.7%	29.4%	29.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Gross margin:
Tissue segment	11.6%	8.1%	9.5%	5.9%	6.9%
Machine-glazed paper segment	13.4%	9.3%	6.6%	4.1%	4.8%
Total	12.3%	8.4%	8.7%	5.3%	6.3%

Shipments (tons):
Tissue segment	182,192	179,401	50,406	124,012	174,418
Machine-glazed paper segment	87,642	81,783	23,108	57,231	80,339
Total	269,834	261,184	73,514	181,243	254,757

Fiscal year ended February 28, 2007 (fiscal year 2007) compared to fiscal year ended February 28, 2006 (fiscal year 2006)

Net sales for fiscal year 2007 increased $6.7 million, or 2.0%, to $335.5 million from $328.8 for fiscal year 2006. On a company-wide basis, tons sold decreased for fiscal year 2007 compared to fiscal year 2006. For fiscal year 2007, we sold 254,757 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products, a decrease of 6,427, or 2.5%, compared to fiscal year 2006. Included in this decrease is the effect of the shutdown of our machine-glazed machine at our Ontario facility, which we idled in the third quarter of fiscal year 2006 and represented a decrease of 5,925 tons. Net of the effect of this, tons sold decreased 502, or .2%, for fiscal year 2007 from the comparable period in the prior year. Offsetting the decrease in volume sold for fiscal year 2007 from the prior fiscal year was an increase in net selling price per ton from $1,259 for fiscal year 2006 to $1,318 for fiscal year 2007.

Net sales for our tissue segment for fiscal year 2007 increased $4.6 million, or 2.0%, to $237.5 million from $232.9 for fiscal year 2006. This increase is attributable to an increase in net selling price per ton, which was partially offset by a decrease in tonnage sold. Net selling price per ton increased from $1,298 for fiscal year 2006 to $1,362 for fiscal year 2007. For fiscal year 2007, we sold 174,418 tons of tissue, compared to 179,401 tons sold in fiscal year 2006. Net sales for our machine-glazed segment for fiscal year 2007 increased $2.1 million, or 2.1%, to $98.0 million from $95.9 million for fiscal year 2006. This increase is also attributable to an increase in net selling price per ton, which was partially offset by a decrease in tonnage sold due in part to the shutdown of our machine-glazed machine at our Ontario facility. Net selling price per ton increased from $1,173 for fiscal year 2006 to $1,219 for fiscal year 2007. For fiscal year 2007, we sold 80,339 tons of machine-glazed products, compared to 81,783 tons sold in fiscal year 2006.

Gross profit for fiscal year 2007 decreased to $21.1 million from $27.7 million for fiscal year 2006, a decrease of $6.6 million, or 23.9% from fiscal year 2006. As a percentage of net sales, gross profit decreased to 6.3% for fiscal year 2007, compared to 8.4% for fiscal year 2006. Included in fiscal year 2007 is $5.4 million of additional depreciation expense in cost of goods sold as compared to our historical basis of accounting prior to the Merger. Also, included in fiscal year 2007 is a non-cash charge to cost of goods sold reflecting $.9 million of excess purchase price allocated to inventory.

Gross profit for our tissue segment for fiscal year 2007 was $16.4 million, a decrease of $2.4 million, or 12.8%, from fiscal year 2006. Included in fiscal year 2007 is the impact of the additional charges noted above on the tissue segment of $3.5 million and $.6 million, respectively. Gross profit for our machine-glazed segment for fiscal year 2007 was $4.7 million, a decrease of $4.2 million, or 47.2%, from fiscal year 2006. Included in fiscal year 2007 is the impact of the additional charges noted above on the machine-glazed segment of $1.9 million and $.3 million, respectively. As a percentage of net sales, gross profit for the tissue segment decreased to 6.9% for fiscal year 2007 from 8.1% in fiscal year 2006. As a percentage of net sales, gross profit for the machine-glazed segment decreased to 4.8% for fiscal year 2006 from 9.3% in fiscal year 2006

Selling, general and administrative expenses for fiscal year 2007 decreased $1.0 million, or 7.8%, to $11.9 million from $12.9 million for fiscal year 2006. As a percentage of net sales, selling, general and administrative expenses decreased to 3.5% in fiscal year 2007 from 3.9% for fiscal year 2006.

Restructuring costs for fiscal year 2007 were $.2 million related to severance costs associated with the elimination of a corporate position. Restructuring costs for fiscal year 2006 were $1.0 million, of which $.7 million related to our fiscal year 2006 decision to indefinitely idle one of our paper machines at our Ontario facility and the related severance costs and $.3 million related to severance costs associated with a corporate organizational restructuring.

Merger-related transaction costs for fiscal year 2007 were $6.1 million. The merger-related transaction costs for fiscal year 2006 were $2.3 million related to a previously announced terminated transaction.

Stock and related compensation expense for fiscal year 2007 were $3.3 million related to non-cash compensation expense related to the vesting of restricted stock awards, payments of taxes associated with such awards and other compensation expense related to the Merger.

Vesting of stock option/restricted stock grants for fiscal year 2007 was $1.4 million compared to $.9 million for fiscal year 2006. The $1.4 million for fiscal year 2007 consists of $.9 million related primarily to restricted stock grants prior to the Merger that vested immediately upon the Merger and $.5 million of vesting related to restricted stock grants made after the Merger.

Impairment of fixed assets for fiscal year 2007 resulted in a charge of $.5 million related to our decision in the fourth quarter of fiscal year 2007 to shut down permanently the paper machine at our Ontario facility, which we had idled in the third quarter of fiscal year 2006.

Foreign currency gain (loss) for fiscal year 2007 was a gain of $.1 million compared to a loss of $.5 million for fiscal year 2006. The fluctuation over the prior fiscal year is due to the fluctuations in the foreign currency (the Canadian dollar).

Income tax benefit for fiscal year 2007 was $5.8 million, or an effective tax rate of 31.5%, compared to $3.6 million, or an effective tax rate of 58.2%, for fiscal year 2006. The effective income tax rate for fiscal year 2007 differs from the federal statutory rate primarily due to non-deductible transaction costs expensed for book purposes. Included in the 58.2% effective tax rate for fiscal year 2006 is approximately $1.2 million of benefit related to the different book and tax treatment of deductions related to stock compensation matters. This benefit was recorded in fiscal year 2006 upon completion of our fiscal year 2005 tax returns. Also included in the 58.2% effective tax rate was $.1 million of tax expense related to Canadian withholding tax. Without these items, the effective tax rate for fiscal year 2006 was 40.6% (benefit of $2.5 million).

Net loss for fiscal year 2007 was $12.7 million, compared to net loss of $2.6 million for fiscal year 2006. Included in fiscal year 2007 net loss is $6.3 million related to additional depreciation and a non-cash charge to cost of goods sold resulting from purchase accounting, $.2 million of restructuring costs, $6.1 million of merger-related transaction costs, $3.8 million of merger-related and other compensation charges and $.5 million related to an impairment charge for our paper machine at our Ontario facility. Included in fiscal year 2006 net loss is $1.1 million of restructuring costs and $2.2 million of merger-related transaction costs related to a terminated transaction

Fiscal year ended February 28, 2006 (fiscal year 2006) compared to fiscal year ended February 28, 2005 (fiscal year 2005)

Net sales for fiscal year 2006 decreased approximately $4.1 million, or 1.2%, to $328.8 million from $332.9 million for fiscal year 2005. The decrease is attributable to a decrease in tonnage sold for fiscal year 2006 compared to the comparable period in the prior year. For fiscal year 2006, we sold 261,184 tons of tissue and machine-glazed products, compared to 269,834 tons sold in fiscal year 2005. Contributing to the decrease in volume sold for fiscal 2006 was the reduced operating schedule and ultimate idling of our machine-glazed machine at our Ontario facility in the third quarter of fiscal year 2006. Additionally, volume sold at our Mississippi facility was lower in fiscal year 2006 due to the shutdown of the mill for a week due to Hurricane Katrina. Furthermore, we experienced a shortfall in our machine-glazed segment volume in the first quarter of fiscal year 2006. Partially offsetting the decrease in volume sold for fiscal year 2006 from the comparable period in the prior year was an increase in net selling price per ton from $1,234 to $1,259 for fiscal year 2006.

Net sales for our tissue segment for fiscal year 2006 increased $2.4 million, or 1.1%, to $232.9 million from $230.4 million for fiscal year 2005. The increase in net sales for the tissue segment is primarily attributable to growth in tissue converted product sales offset by unfavorable tissue hard roll mix. For fiscal year 2006, we sold 179,401 tons of tissue, compared to 182,192 tons sold in fiscal year 2005. Net sales for our machine-glazed segment for fiscal year 2006 decreased $6.5 million, or 6.4%, to $95.9 million from $102.5 million for fiscal year 2005. The decrease in net sales for the machine-glazed segment is attributable to lower volume experienced in fiscal year 2006. For fiscal year 2006, we sold 81,783 tons of combined hard roll machine-glazed paper and converted wax paper products, compared to 87,642 tons for fiscal year 2005.

Gross profit for fiscal year 2006 decreased to $27.7 million from $40.8 million, a decrease of $13.1 million, or 32.1%, from fiscal year 2005. As a percentage of net sales, gross profit decreased to 8.4% for fiscal year 2006, compared to 12.3% for fiscal year 2005. The decrease in gross profit in fiscal year 2006 was primarily attributable to significant market price increases for both natural gas and electricity. The effect of the increase in energy prices for fiscal year 2006 was $11.4 million. Absent these energy price increases, gross margin for fiscal year 2006 would have been 11.9% compared to 12.3% for the comparable period in the prior year. Other factors which negatively impacted gross profit in fiscal year 2006 were unfavorable volume and expenses related to Hurricane Katrina. These negative factors were partially offset by the growth in gross profit of the tissue converting business.

Gross profit for our tissue segment for fiscal year 2006 was $18.8 million, a decrease of $8.2 million, or 30.4%, from fiscal year 2005. Gross profit for our machine-glazed segment for fiscal year 2006 was $8.9 million, a decrease of $4.9 million, or 35.5%, over fiscal year 2005. The decrease in gross profit for the tissue segment was attributable to the increase in market energy prices as described above, unfavorable volume and unfavorable hard roll mix, all of which offset the improved gross profit in tissue converting. The decrease in gross profit for the machine-glazed segment was attributable to the increase in market energy prices and the decrease in tons sold. As a percentage of net sales, gross profit for the tissue segment decreased to 8.1% for fiscal year 2006 from 11.6% in fiscal year 2005. As a percentage of net sales, gross profit for the machine-glazed segment decreased to 9.3% for fiscal year 2006 from 13.4% in fiscal year 2005.

Selling, general and administrative expenses for fiscal year 2006 decreased $1.7 million, or 11.5%, to $12.9 million from $14.6 million in fiscal year 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 3.9% for fiscal year 2006 from 4.4% for fiscal year 2005. Included in fiscal year 2005 is the accrual of business performance bonuses. There was no accrual of business performance bonuses in fiscal year 2006.

Restructuring costs in fiscal year 2006 were $1.1 million, of which $.7 million related to our fiscal 2006 decision to indefinitely idle one of our paper machines at our Ontario facility and the resulting severance costs thereof. Furthermore, we also recorded approximately $.4 million related to severance costs associated with a corporate organizational restructuring.

Terminated merger-related transaction costs in fiscal year 2006 were $2.3 million associated with a proposed transaction which was subsequently terminated.

Stock and related compensation expense and vesting of stock option/restricted stock grants included in fiscal year 2005 income from operations is $4.3 million; $3.4 million related to compensation from the redemption of stock options, $.5 million related to accelerated vesting of certain stock options, both triggered by the offering of the Notes completed in March 2004, and $.4 million related to the vesting of a restricted common stock award to our chief executive officer that was fully vested at the end of fiscal year 2005. Furthermore, we recorded $.1 million in fiscal year 2006 related to accelerated vesting of certain stock options. No additional expense will need to be recognized as the original vesting period associated with the options has expired.

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

Income tax benefit for fiscal year 2006 was $3.6 million, or an effective tax rate of 58.2%, compared to less than $.1 million, or an effective tax rate of 2.4% for fiscal year 2005. Included in the 58.2% effective tax rate for fiscal year 2006 is approximately $1.2 million of benefit related to the different book and tax treatment of deductions related to stock compensation matters. Also, included in this effective tax rate is $.1 million of tax expense related to Canadian withholding tax. Excluding these items, the effective tax rate for fiscal year 2006 was 40.6% (benefit of $2.5 million). Included in the fiscal year 2005 benefit was $1.0 million related to the reversal of a valuation allowance against foreign deferred taxes resulting from net operating loss carryforwards. As our foreign operations were profitable in fiscal year 2005, we utilized our foreign net operation losses and, accordingly, the valuation allowance was no longer necessary. Without this $1.0 million benefit, income tax expense for fiscal year 2005 was 31%.

Net (loss) income for fiscal year 2006 was a net loss of $2.6 million, compared to net income of $3.1 million for fiscal year 2005. The decrease in net income was attributable to the decrease in gross profit as discussed above, costs associated with Hurricane Katrina, the restructuring costs, and the terminated merger-related transaction costs.

Liquidity and capital resources

Our principal liquidity requirements are to service debt and meet working capital, tax and capital expenditure needs. Our total debt at February 28, 2007 was $160.4 million. In connection with the acquisition of CityForest in March 2007, we issued and sold approximately $20 million of additional aggregate principal amount Notes. Furthermore, we borrowed $17.4 million under our working capital facility. Although we expect to be able to meet our liquidity requirements for fiscal year 2008 through cash provided by operations, we cannot provide assurance that this will be the case.

In March 2004, we completed a private offering of the Notes. We raised $152.2 million, net of debt issuance costs of $8.0 million and original issuance discount of $1.8 million. At the same time, we entered into a $30.0 million revolving working capital facility with CIT Group/Business Inc. A portion of the proceeds, along with a drawdown from the working capital facility, were used to pay off existing debt of approximately $56.0 million. In addition, we used an aggregate $100.2 million of the proceeds to fund a stockholder dividend in the amount of $96.8 million to Cellu Paper Holdings, Inc., our parent, to repurchase a portion of its outstanding common stock and warrants at that time, and to fund compensation from the redemption of stock options of our parent in the amount of $3.4 million.

The Notes mature on March 15, 2010 and require semi-annual interest payments on March 15th and September 15th.

In connection with the Merger, we solicited consents with respect to the Notes. Consents were received with respect to 100% of the aggregate outstanding principal amount of the Notes. We accepted all of the consents delivered in the consent solicitation and paid to the consenting noteholders a consent fee of $40 per $1,000 principal amount of Notes for which they delivered consents. These payments were made in the second quarter of fiscal year 2007. As a result of our acceptance of the consents delivered by noteholders and the completion of the consent solicitation, the amendments to the indenture governing the Notes described in the Consent Solicitation Statement dated May 9, 2006 and related Supplement dated May 24, 2006 have become operative and we will not be required to make a change of control offer to purchase any Notes in connection with the Merger.

We entered into a Credit Agreement, dated as of June 12, 2006 (referred to herein as the Credit Agreement), among us, as U.S. Borrower, Interlake Acquisition Corporation Limited, one of our subsidiaries, as Canadian Borrower, our parent, the other loan guarantors party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and the other lenders party thereto. The Credit Agreement provides for a $35.0 million working capital facility, including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. An amount equal to $32.0 million is available, in U.S. dollars, to the U.S. Borrower under the facility, and an amount equal to $3.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility. As of February 28, 2007, there were no outstanding borrowings under the working capital facility.

On March 21, 2007, we consummated a definitive merger agreement with CityForest, Cellu City Merger Sub, a wholly-owned subsidiary of the Company and Wayne Gullstad as the shareholders’ representative. Pursuant to the agreement, and subject to the terms and conditions therein, Cellu City Merger Sub merged with and into CityForest, with CityForest surviving and becoming our wholly-owned subsidiary. The aggregate merger consideration paid (including assumption of $18.5 million in aggregate principal amount of industrial revenue bonds) was approximately $61 million subject to certain working capital and net cash adjustments.

In connection with the CityForest Merger Agreement, the following agreements were entered into:

Note Purchase Agreement

We entered into a Note Purchase Agreement, or the Note Purchase Agreement, with Wingate Capital Ltd., or Wingate, dated March 21, 2007, pursuant to which we issued and sold $20,255,572 an additional aggregate principal amount of unregistered 9 3/4% Notes due 2010 to Wingate for the purchase price of $20,000,007 which is equal to 98.7383% of the aggregate principal amount of the Notes. The Notes were issued pursuant to and will be governed by the Indenture, dated as of March 12, 2004 (as amended and supplemented, the Cellu Tissue Indenture) among us, our subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as successor trustee to the Bank of New York , or the Trustee. The proceeds of the sale were used to finance a portion of the acquisition.

Second Supplemental Indenture

We, certain of our subsidiaries, the Trustee and CityForest have executed a Second Supplemental Indenture, dated March 21, 2007, or the Second Supplemental Indenture, pursuant to which CityForest became a party to our Indenture as a subsidiary guarantor. As a subsidiary guarantor, CityForest, on a joint and several basis with all the existing subsidiary guarantors, fully, unconditionally and irrevocably guarantees to each holder of the Notes and the Trustee our obligations under our Indenture and the Notes.

Amendment to Credit Agreement

We entered into a First Amendment, dated March 21, 2007 (referred to herein as the First Amendment), to the Credit Agreement dated June 12, 2006 (as amended by the First Amendment, the Amended Credit Agreement) among us, as U.S. Borrower, Interlake Acquisition Corporation Limited, one of our subsidiaries, as Canadian Borrower, certain other of our subsidiaries, our parent, JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch. The maturity date of the credit agreement is June 12, 2011.

The First Amendment (1) increased the working capital facility from $35.0 million to $40.0 million, (2) permitted the issuance and sale by us of the Notes, (3) provided for the consummation of the CityForest acquisition and the conversion by CityForest from a Minnesota corporation to a Minnesota limited liability company, (4) permitted the assumption of approximately $18.5 million in aggregate principal amount of indebtedness of CityForest in connection with the CityForest acquisition in accordance with the terms of the CityForest Bond Documents (as defined below under “CityForest Bond Documents”), and (5) permitted the guarantee by us of certain obligations of CityForest under the CityForest Bond Documents. In connection with the Amendment, CityForest became a guarantor of the obligations of the borrowers under the Amended Credit Agreement.

CityForest Bond Documents

CityForest is party to a Loan Agreement, dated March 1, 1998, the Loan Agreement, with the City of Ladysmith, Wisconsin (referred to herein as the Issuer). Pursuant to the Loan Agreement, the Issuer loaned the proceeds of the Issuer’s Variable Rate Demand Solid Waste Disposal Facility Revenue Bonds, Series

1998 (CityForest Corporation Project), or the Bonds) to CityForest to finance the construction by CityForest of a solid waste disposal facility. Approximately $18.5 million in aggregate principal amount of the Bonds was outstanding as of the date of the CityForest acquisition. CityForest is required, under the terms of the Indenture of Trust governing the Bonds, or the CityForest Indenture, to provide a letter of credit in favor of the trustee under the CityForest Indenture, or he Bonds Trustee. CityForest has entered into an Amended and Restated Reimbursement Agreement, dated March 21, 2007, or the Reimbursement Agreement and, together with the CityForest Indenture and the Loan Agreement, or the CityForest Bond Documents, with Associated Bank, National Association , or Associated Bank, pursuant to which Associated Bank has extended the required letter of credit, or the Associated Bank Letter of Credit and has provided a revolving credit facility to CityForest in an aggregate principal amount of up to $3.5 million, or the Associated Bank Revolving Credit Facility.

The Bonds Trustee is permitted to draw upon the Associated Bank Letter of Credit to pay principal and interest due on the Bonds, and to provide liquidity to purchase the Bonds put to CityForest by bondholders and not remarketed; and CityForest is obligated under the Reimbursement Agreement to reimburse Associated Bank for any such draws. CityForest is also obligated to pay a fee in respect of the aggregate amount available to be drawn under the Associated Bank Letter of Credit at a rate per annum initially equal to 1.25%, subject to adjustment on a quarterly basis based on CityForest’s leverage. The expiration date of the Associated Bank Letter of Credit is February 15, 2011.

Amounts borrowed by CityForest under the Associated Bank Revolving Credit Facility bear interest at a rate per annum equal to the LIBOR Rate (as defined in the Reimbursement Agreement), plus an applicable margin. The applicable margin percentage initially is 1.75%, subject to adjustment on a quarterly basis based upon CityForest’s leverage. During the continuance of an event of default, the outstanding principal balance bears interest at a rate per annum equal to the then applicable interest rate plus 2.00%. CityForest is also obligated to pay a commitment fee in respect of any unused commitment under the Associated Bank Revolving Credit Facility in an amount equal to 0.50% per annum. In addition, subject to certain exceptions, if CityForest terminates the Associated Bank Revolving Credit Facility prior to February 15, 2009, CityForest is obligated to pay to Associated a Bank a fee equal to 1.00% of the commitment then being terminated. The maturity date of the Associated Bank Revolving Credit Facility is February 15, 2011.

The Reimbursement Agreement requires scheduled semi-annual payments of principal of the Bonds equal to approximately 2% of the principal amount outstanding as of the date of the Acquisition, with the balance payable at maturity of the Bonds on March 1, 2028. The Reimbursement Agreement also contains a number of other provisions regarding reserve funds and other mandatory and optional repayments in connection with the Bonds. In addition, the Reimbursement Agreement provides that in certain circumstances where the Company incurs Indebtedness in excess of amounts currently permitted under its Indenture or refinances the indebtedness issued under its Indenture, Associated Bank may require CityForest to repay all of its obligations to Associated Bank under the Reimbursement Agreement and either to cause the Bonds to be redeemed or to replace the Associated Bank Letter of Credit with a Substitute Credit Facility, as such term is defined in the CityForest Indenture.

The Reimbursement Agreement contains various affirmative and negative covenants customary for working capital and term credit facilities, as well as additional covenants relating to the Bonds. The negative covenants include limitations on: indebtedness; liens; acquisitions, mergers and consolidations; investments; guarantees; asset sales; sale and leaseback transactions; dividends and distributions; transactions with affiliates; capital expenditures; and changes to the status of the Bonds. CityForest is also required to comply on a quarterly basis with a maximum leverage covenant and a minimum fixed charge coverage covenant.

The Reimbursement Agreement also contains customary events of default, including: payment defaults; breaches of representations and warranties; covenant defaults; cross-defaults to certain other debt, including the Notes and indebtedness under the Amended Credit Agreement; certain events of bankruptcy and insolvency; judgment defaults; certain defaults related to the Employee Retirement Income Security Act of 1974, as amended; and a change of control of CityForest or us.

We have guaranteed all of the obligations of CityForest under the Reimbursement Agreement, pursuant to a Guaranty, dated March 21, 2007 (the “Cellu Tissue Guaranty”), executed by us in favor of Associated Bank. In addition, the obligations of CityForest under the Reimbursement Agreement are secured by first-priority liens in favor of Associated Bank in all of CityForest’s assets. The U.S. Administrative Agent, the Canadian Administrative Agent, Associated Bank and CityForest have entered into an Intercreditor Agreement, dated March 21, 2007, which sets forth the respective rights and priorities of Associated Bank, on the one hand, and the U.S. Administrative Agent and the Canadian Administrative Agent, on the other hand, as to the collateral of CityForest securing the Reimbursement Agreement and the Amended Credit Agreement.

The table that follows presents cash flows information for the combined fiscal year 2007:

	Post-Acquisition	Pre-Acquisition	Combined
	June 13, 2006- February 28, 2007	March 1, 2006- June 12, 2006-	Fiscal Year Ended February 28, 2007
Net Cash Provided by (Used in) Operating Activities
Net Loss	$(6,192,366)	$(6,534,964)	$(12,727,330)
Non-cash items	11,757,574	5,245,238	17,002,812
Changes in working capital	4,574,243	(5,250,094)	(675,851)
Net cash provided by (used in) operating activities	$10,139,451	$(6,539,820)	$3,599,631

Net Cash Provided by (Used in) Investing Activities	$38,084,856	$(1,937,610)	$36, 147,246

Net Cash Used in Financing Activities	$(45,761,997)	$(290,000)	$(46, 051,997)

Effect of foreign currency	$(620,553)	$362,212	$(258,341)

Net increase (decrease) in cash	$1,841,757	$(8,405,218)	$(6,563,461)

Net cash provided by operations was $ 3.6 million for fiscal year 2007, $8.6 million for fiscal year 2006, and $32.2 million for fiscal year 2005. Noncash items for fiscal year 2007 and 2006 totaled $17.0 million and $13.7 million, respectively, and consisted primarily of amortization, depreciation and deferred income taxes. Significant noncash items included in fiscal year 2005 were $2.9 million for the write-off of debt issuance costs and $.5 million related to accelerated vesting of stock options, both of which are related to the issuance of the Notes in March 2004. These charges are offset by a gain on sale of equipment of $2.4 million. Net of these items, noncash items for fiscal year 2005 totaled $18.4 million. The fluctuation from $18.4 million in fiscal year 2005 to $13.7 million in fiscal year 2006 relates primarily in the change in deferred taxes from the prior fiscal year. Cash flows used by changes in working capital totaled $.7 million for fiscal year 2007, cash flows used by changes in working capital totaled $2.5 million for fiscal year 2006 and cash flows provided by changes in working capital totaled $9.7 million for fiscal year 2005. With respect to changes in accounts receivable and inventory, cash provided by these items was $.1 for fiscal year 2007, cash used by these items was $2.6 million for fiscal year 2006 and cash provided by these items was $1.6 million for fiscal year 2005. Cash provided by changes in prepaid expenses, income tax receivable and other current assets was $.9 million for fiscal year 2007, cash provided by changes in prepaid expenses and other current assets was $.1 million for fiscal year 2006 and cash used by changes in prepaid expenses, income tax receivable and other current assets was $1.0 million for fiscal year 2005. Cash used by changes in accounts payable, accrued expenses, accrued interest and other liabilities was $1.7 million for fiscal year 2007. Cash provided by changes in accounts payable, accrued expense, accrued interest and other liabilities was less than $.1 million and $9.1 million, respectively, for fiscal year 2006 and 2005.

 Net cash provided by (used in) investing activities was cash provided by investing activities of $36.1 million in fiscal year 2007, cash used in investing activities of $13.1 million in fiscal year 2006 and $7.4 million in fiscal year 2005. Included in fiscal year 2007 is $45.8 million related to the equity investment by Weston Presidio. The remaining change related to the level of capital spending year over year. The increase in net cash used in investing activities for fiscal year 2006 compared to fiscal year 2005 relates to the level of capital spending period over period and machine sale proceeds in fiscal year 2005.

Net cash (used in) provided by financing was cash used in financing activities of $46.1 million for fiscal year 2007, which includes $45.8 million related to merger consideration paid to former shareholders of our parent. The remaining $.3 million for fiscal year 2007 relates to payments on our industrial revenue bond. Our final payment was made in the first quarter of fiscal year 2007. Cash used in financing activities was $.3 million for fiscal year 2006 and cash provided by financing activities was $1.4 million in fiscal year 2005. Cash used in fiscal year 2006 related primarily to payments on our industrial revenue bond. In fiscal year 2005, proceeds of $160.2 million from issuance of the Notes (as discussed above) were offset by (i) net payments on long-term debt and revolving line of credit of $43.9 million and $11.0 million, respectively; (ii) a stockholder dividend to our parent in the amount of $96.8 to purchase shares of its common stock and warrants; (iii) prepayment penalties of $.4 million; and (iv) payment of fees and expenses related to the issuance of the Notes in the amount of $6.7 million.

Cash as of February 28, 2007 decreased to $16.3 million from $22.8 million as of the end of the prior fiscal year as a result of the items described above.

Receivables, net as of February 28, 2007 decreased to $34.1 million from $35.1 million as of the end of the prior fiscal year.

Inventories as of February 28, 2007 increased to $28.7 million from $27.9 million as of the end of the prior fiscal year. This increase is primarily attributable to an increase in finished goods and raw materials inventory valuations over the prior fiscal year.

Deferred income taxes as of February 28, 2007 increased to $6.5 million from $2.9 million as of the end of the prior fiscal year. This increase is primarily attributable to the recording of the benefit of net operating loss carryforwards, or NOLs, generated during fiscal year 2007 for federal and state tax purposes.

Property, plant and equipment, net as of February 28, 2007 increased to $228.9 million from $98.1 million as of the prior fiscal year primarily due to the excess purchase price associated with the merger allocated to property, plant and equipment.

Debt issuance costs have been reduced to zero as of February 28, 2007 from $5.7 million as of the end of the prior fiscal year due to purchase accounting adjustments resulting from the merger.

Goodwill has been reduced to zero as of February 28, 2007 from $13.7 million as of the end of the prior fiscal year due to purchase accounting adjustments resulting from the merger.

Trademarks as of February 28, 2007 of $6.6 million have been recorded as a result of an intangible appraisal performed in conjunction with the merger.

Accounts payable as of February 28, 2007 decreased to $16.5 million from $18.6 million as of the end of the prior fiscal year primarily due to timing of payments.

Deferred income taxes as of February 28, 2007 increased to $50.7 million from $14.0 million as of the end of the prior fiscal year primarily due to purchase accounting adjustments resulting from the merger consisting mainly of differences between book and tax treatment of property, plant and equipment.

Other liabilities as of February 28, 2007 increased to $35.2 million from $.2 million as of the end of the prior fiscal year due to the recording of $35.0 million related to contingent earnout consideration in connection with the merger.

Stockholders’ equity (deficiency) as of February 28, 2007 increased to equity of $39.0 million compared to a deficit of $6.9 million as of the end of the prior fiscal year.  The equity as of February 28, 2007 is reflective of the equity invested in us relative to the Merger, the net loss generated for the period June 13, 2006 to February 28, 2007 and other equity activity for this period.

Capital spending summary

Capital expenditures were $9.6 million, $13.1 million and $11.4 million for fiscal year 2007, fiscal year 2006 and fiscal year 2005, respectively.  We have increased capital expenditures since fiscal year 2002 to support ongoing cost savings programs (cost improvements) and growth in our manufacturing capacity.  We have concentrated the growth in our manufacturing capacity since fiscal year 2003 on our converting operations at our Wisconsin facility for the production of value-added converted tissue products.

Contractual obligations

At February 28, 2007, our material obligations under firm contractual arrangements, including commitments for future payments under long-term debt arrangements, operating lease arrangements and other long-term obligations, are summarized below.

	Cash payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$162,000	$—	$—	$162,000	—

Operating lease obligations	5,941	2,357	3,584	—	—
Purchase obligations	190,691	88,881	101,810	—	—
Other long-term liabilities reflected on balance sheet under GAAP	—	—	—	—	—
Total	$358,632	$91,238	$105,394	$162,000	$—

(1) Interest incurred at 9 3/4%, payable semi-annually

Net operating loss carryforwards

At February 28, 2007, we had federal NOLs of approximately $14,245,000 which begin to expire in 2021 and state NOLs of approximately $12,305,000, which begin to expire in 2019.   We currently anticipate fully utilizing recorded federal and state NOLs prior to their expiration.

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

Critical accounting policies and estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Significant accounting policies used in the preparation of our consolidated financial statements are described in Note 2 (Summary of Significant Accounting Policies), included elsewhere in this Annual Report.  Management believes the most complex and sensitive judgments, because of their critical nature, result primarily from the need to make estimates about the effects of matters with inherent uncertainty.  The most critical areas involving management estimates are described below.  Actual results in these areas could differ from management’s estimates.

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

Goodwill and Trademarks

Goodwill is not amortized but tested for impairment annually at year-end, and at any time when events suggest impairment may have occurred. Our goodwill impairment test is performed by comparing the net present value of projected cash flows to the carrying value of goodwill.  We incorporate assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows.  In the event the carrying value of a reporting unit exceeds our fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds their implied fair value.  No goodwill impairments were recorded during the period from March 1, 2006 to June 12, 2006 (pre-acquisition), fiscal year 2006 or 2005.  The goodwill balance as of June 12, 2006 of $13,723,935 has been eliminated through the Merger purchase price allocation.

Trademarks are not amortized but tested for impairment annually at the end of our second quarter, and at any time when events suggest impairment may have occurred.  Our impairment test is performed by comparing the net present value of projected cash flows to the carrying value of the trademarks.  We incorporate assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows.  In the event the carrying value of a reporting unit exceeds our fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s trademarks exceed their implied fair value.  No trademark impairments were recorded during the period from June 13, 2006 to February 28, 2007 (post-acquisition).

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In March 2004, we completed a private offering of the Notes.  At the same time, we entered into a $30.0 million revolving working capital facility.  We raised approximately $152.0 million, net of debt issuance costs and original discount on the Notes.  The proceeds, along with a drawdown from the revolver, were used to pay off existing debt of approximately $56.0 million and to fund a stockholder dividend to our parent to purchase shares of its common stock and warrants and fund compensation from the redemption of stock options of our parent, in the amount of $100.2 million.  As a result of these transactions, we are highly leveraged.  As of February 28, 2007 there were no borrowings under our current working capital facility but we have the ability to borrow funds under this facility up to an aggregate of $35.0 million and could be adversely affected by a significant increase in interest rates.  In connection with the acquisition of CityForest in March 2007, we issued and sold approximately $20 million of additional aggregate principal amount Notes.  Furthermore, we borrowed $17.4 million under our working capital facility.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

(A) We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)), under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in ensuring them that all material information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized, reported and properly disclosed in the time period specified in the rules and regulations of the Securities and Exchange Commission, and that such information was accumulated and communicated to our management (including our chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that we are in compliance with Rule 13a-15(e) of the Exchange Act.

(B)  There have been no significant changes in our internal controls over financial reporting or in other factors during the fiscal year ended February 28, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the members of our board of directors and our executive officers.  Each of our directors will hold office until removal by our parent as sole stockholder.  Our officers serve at the discretion of our board of directors.

Name	Age	Position
Russell C. Taylor	50	President, Chief Executive Officer and Director
Dianne M. Scheu	43	Senior Vice President, Finance and Chief Financial Officer
W. Eddie Litton	43	General Counsel, Senior Vice President, Human Resources and Secretary
Steven D. Ziessler	47	President, Tissue & Machine-Glazed and Chief Operating Officer
R. Sean Honey	36	Chairman of the Board
Scott M. Bell	31	Director
David L. Ferguson	52	Director

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

Dianne M. Scheu has been our chief financial officer and senior vice president, finance since July 2003.  From March 2003 to July 2003, she served as our senior vice president, finance.  She was self-employed as a financial consultant from September 2002 to March 2003.  From September 2001 to September 2002, Ms. Scheu was employed by Kimberly Clark Corporation on the “go-to-market” project team.  From May 2001 to September 2001, Ms. Scheu was on a leave of absence.  From April 2000 to May 2001, Ms. Scheu was employed by Kimberly Clark Corporation as director of K C Professional Worldwide/Napkins/Private Label.  From March 1999 to March 2000, Ms. Scheu was employed by Kimberly Clark Corporation as director of AFH Sales.

W. Eddie Litton has been our general counsel and senior vice president of human resources since July 2006 and secretary since December 2006.  From August 2003 to July 2006, Mr. Litton was retained by us as outside counsel.  Mr. Litton served as in-house legal counsel for Lacerte Technologies, Inc. from May 2002 until May 2003 and was employed in the private practice of law from September 1990 until April 2002.

Steven D. Ziessler has been our president, tissue & machine-glazed and chief operating officer since August 2005.   Previously, Mr. Ziessler was employed by Kimberly Clark Corporation as (i) vice president, Global Health Care Sales from January 2005 to April 2005; (ii) president, Kimberly Clark Professional Europe from 2003 to 2004; and (iii) vice president of sales, marketing and general manager from 1997 to 2003.

R. Sean Honey was appointed to our board of directors in June 2006 and has served as chairman since that date.  Mr. Honey is a partner with Weston Presidio, which he joined in 1999.  Prior to that, Mr. Honey was with J.P. Morgan Capital (the predecessor to JP Morgan Partners).

Scott M. Bell was appointed to our board of directors in January 2007.  Mr. Bell joined Weston Presidio in 2004.  Prior to that, Mr. Bell worked as an associate for Goldman, Sachs & Company.

David L. Ferguson was appointed to our board of directors in June 2006.  Mr. Ferguson is a partner with Weston Presidio, which he joined in 2003.  Prior to that, Mr. Ferguson was a general partner of JP Morgan Partners.  His prior work experience includes Bankers Trust New York Corporation and Prudential Securities, as well as the audit departments of KPMG Peat Marwick and Deloitte & Touche.

Shareholders’ Agreement

Cellu Parent, our indirect parent, has entered into a Shareholders’ Agreement, dated as of June 12, 2006, with certain of its stockholders, including Russell C. Taylor, our chief executive officer and president and a member of our board of directors, Dianne M. Scheu, chief financial officer and Steven Ziessler, president, tissue and machine-glazed and chief operating officer.   The agreement created certain rights and restrictions with respect to Cellu Parent’s common stock, including restrictions on the transfer of stock, tag-along rights, pre-emptive rights, call rights, co-sale rights, registration rights and the right of Weston Presidio, in certain circumstances, to compel other stockholders to sell their stock.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks (none of our executive officers serves as a member of the board of directors or the compensation committee of another entity that has an executive officer serving on our board of directors).

Board of Directors and Committees

The board of directors held two meetings during fiscal year 2007.  During fiscal year 2007, each director then in office attended 100% of the aggregate total number of meetings of the board of directors held during the period in which he was a director and the total number of meetings held by all of the committees of the board of directors on which he served.  The only standing committees of the board of directors are an audit committee and a compensation committee.

Audit Committee

R. Sean Honey and David L. Ferguson are members of the audit committee.  The audit committee is empowered to: (i)  appoint, fix the compensation of and oversee the work of our independent auditors (including the power to resolve any disagreements between management and the independent auditors), with the independent auditors reporting directly to the audit committee; (ii) pre-approve all audit services and permissible non-audit services; (iii) establish procedures for whistleblower complaints; and (iv) engage and determine funding for independent counsel and other advisors.  The board of directors has determined that it currently does not have an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission serving on its audit committee.  In connection with the acquisition of our parent by Weston Presidio in June 2006, the former director who served as an audit committee financial expert resigned as a member of the board of directors.

Compensation Committee

R. Sean Honey and David Ferguson are members of the compensation committee.  The compensation committee is responsible for (i) compensation of our executives; (ii) equity-based compensation plans, including, without limitation, stock option plans, in which officers or employees participate; and (iii) arrangements with executive officers, relating to their employment relationships with us, including, without limitation, employment agreements and restrictive covenants.  The compensation committee has overall responsibility for approving and evaluating our executive officer compensation plans, policies and programs, as well as all equity-based compensation plans and policies.

Code of Ethics

We have adopted a Code of Ethics that applies to our chief executive officer, senior financial officer and other senior officers (as that term is defined in the Code of Ethics).

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we will give an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making those decisions.  Later in this Part III under the heading “Additional Information Regarding Executive Compensation,” you will find tables containing specific information about the compensation earned by the following, all of whom received compensation in excess of $100,000 in fiscal year 2007, whom we refer to as our “named executive officers”:

•                  Russell C. Taylor, president, chief executive officer and director

•                  Dianne M. Scheu, senior vice president, finance and chief financial officer

•                  W. Eddie Litton, general counsel, senior vice president, human resources and secretary

•                  Steven D. Ziessler, president, tissue & machine-glazed and chief operating officer

•                  Hugo E. Vivero, who was senior vice president and secretary until July 21, 2006

The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.

Compensation Philosophy

Our compensation programs are designed to attract, motivate and retain key employees, rewarding them for the achievement of significant goals that continuously improve our business performance and increase our value.  Performance and compensation are evaluated annually to ensure that we maintain our ability to attract and retain outstanding employees in key positions and that compensation provided to our key employees is competitive relative to the compensation paid to similarly situated employees of comparable companies.

Our compensation decisions with respect to executive officer salaries and annual incentives, as well as long-term incentives such as restrictive stock awards and stock option grants, are influenced by (a) the executive’s level of responsibility and function, (b) our overall performance and profitability and (c) our assessment of the competitive marketplace, including other peer companies.  As discussed below in more detail, our philosophy is to focus on total direct compensation opportunities through a mix of base salary and annual cash bonus, as applicable, and long-term incentives, including stock-based awards.

Overview of Compensation Committee

Our executive compensation philosophy, policies, plans and programs are under the supervision of the compensation committee of our board of directors.  The compensation committee’s responsibilities include (i) compensation of our executives; (ii) equity-based compensation plans, including, without limitation, the 2006 Stock Option and Restricted Stock Plan, in which officers or employees may participate, and (iii) arrangements with executive officers related to their employment relationships with us, including, without limitation, employment agreements and restrictive covenants.  The compensation committee has overall responsibility for approving and evaluating our executive officer compensation plans, policies and programs, as well as all equity-based compensation plans and policies.

Overview of Compensation Program

Throughout this narrative discussion and in the accompanying tables, we refer to our named executive officers.  The key compensation package provided to our named executive officers includes:

•                  base salary, which provides fixed compensation based on competitive market practice and, except for W. Eddie Litton, in accordance with the terms of each individual’s employment agreement or severance agreement;

•                  bonus/performance-based incentive compensation, which provides focus on meeting corporate annual goals that lead to our long-term success and motivates achievement of critical annual performance metrics;

•                  equity compensation, as applicable, in the form of restrictive stock awards or stock option grants by Cellu Parent, our indirect parent, which is designed to reward and motivate employees by aligning their interests with those of the stockholders of Cellu Parent and provide an opportunity to acquire an indirect proprietary interest in the Company;

•                  our matching cash contributions to our named executive officers who participate in our 401(k) Plan; and

•                  401(K) and other benefits.

Determination of Appropriate Pay Levels

We compete with many other companies for experienced and talented executives.  As such, market information regarding pay practices at peer companies (as provided in the public reports filed by such companies with the Securities and Exchange Commission) is reviewed and considered in assessing the reasonableness of compensation and ensuring that compensation levels remain competitive in the marketplace.  As described elsewhere in this Annual Report, for fiscal year 2007, three of our executive officers have entered into employment agreements with us that establish various terms and conditions of their employment.  Hugo E. Vivero, who retired on July 21, 2006, entered into a severance agreement with us establishing the terms and conditions of his termination.  For a further description of these agreements, see “Additional Information Regarding Executive Compensation–Employment Agreements; Restricted Stock Award Agreements and Severance Agreement.”

Each element of compensation [(including any base adjustments to the terms and conditions set forth in the employment agreements) is reviewed so that the overall compensation package will attract, motivate and retain our key employees, including our named executive officers, by rewarding superior performance and providing an incentive for the achievement of our strategic goals.  The following factors are considered to determine the amount of compensation paid to each executive officer:

•                  overall job performance, including performance against corporate and individual objectives;

•                  job responsibilities, including unique skills necessary to support the long-term performance of the Company;

•                  teamwork, both contributions as a member of the executive management team and fostering an environment of personal and professional growth for the entire work force;

•                  performance of general management responsibilities, execution of Company objectives and contributions to the continuing success of the Company; and

•                  the Company’s overall financial position and providing for an equitable distribution of compensation through the Company.

Allocation of Compensation

There is no pre-established policy or target for the allocation of compensation, other than the employment agreements and the severance agreement as previously referenced.  The factors described above, as well as the overall compensation philosophy and compensation is reviewed to determine appropriate level and mix of compensation.

Timing of Compensation

As discussed elsewhere, compensation for our named executive officers are reviewed annually.  Going forward, incentive plan goal specifications and incentive plan payments for our neamed executive officers will also be reviewed annually.

Minimum Stock Ownership Requirements

There are no minimum stock ownership guidelines for the Company.  All of the shares of the Company are beneficially owned by our parent, and all of the shares of our parent are beneficially owned by Cellu Parent, our indirect parent.  All of the named executive officers (other than Hugo E. Vivero), however, currently beneficially own shares of restrictive stock, or stock options to purchase common stock, of Cellu Parent.

Compensation Components for Fiscal Year 2007

For fiscal year 2007, the principal components of compensation for the named executive officers were:

•                  base salary;

•                  one-time stay bonuses in fixed amounts pursuant to bonus agreements entered into with certain named executives in connection with the Merger;

•                  equity awards under the 2006 Stock Option and Restricted Stock Plan of Cellu Parent and the 2001 Stock Incentive Plan of Cellu Holdings; and

•                  401(K) and other benefits.

Base Salary

We provided our named executive officers and other officers with a base salary to compensate them for services rendered during the fiscal year.  In general, base salary ranges are determined for each executive based on his or her position and responsibility.  Base salary levels are reviewed annually, as part of our performance review process, and adjustments are made.

On July 12, 2006 in connection with the Merger, we entered into employment agreements with each of Russell C. Taylor, Dianne M. Scheu and Steven Ziessler.  On July 5, 2007, we entered into a severance agreement with Hugo E. Vivero.  We discuss the terms and conditions of these agreements elsewhere in this Part III under “Additional Information Regarding Executive Compensation–Employment Agreements; Restricted Stock Award Agreements and Severance Agreement”..

Annual Bonus Compensation

For fiscal year 2007, we entered into bonus agreements with Messrs. Taylor and Ziessler and Ms. Scheu pursuant to which each such executive officer was entitled to receive a fixed amount one-time stay cash bonus as an incentive to continue employment with us up through and including the effective date of the Merger.  Pursuant to the bonus agreements, each of the executive officers was entitled to receive a lump sum cash payment equal to one year’s current base salary upon the execution of the applicable agreement.   The bonus payments are reflected in Column (d) of the Summary Compensation Table.

For the fiscal year ending February 29, 2008, and for each fiscal year thereafter, named executive officers will be eligible to receive an annual incentive-based cash bonus of up to 100% of base salary, subject to the achievement by the Company of certain EBITDA targets set by the chairman of our board of directors and approved by the Compensation Committee.   It is anticipated that, for each fiscal year, a range of EBITDA targets will be set for each executive officer, usually in the first quarter of such fiscal year.  Each EBITDA target will be expressed as a percentage of base salary, ranging from 0% to 100%.  Performance measures for each fiscal year will be reviewed and performance incentive awards granted by the Compensation Committee to executive officers, as applicable.

Equity Awards

On June 12, 2006, the board of directors of Cellu Parent adopted the 2006 Stock Option and Restricted Stock Plan, or the Plan.  Under the Plan, the board of directors of Cellu Parent or its delegate (referred to as the plan administrator) may grant to participants, including named executive officers, stock option awards to purchase shares of common stock of Cellu Parent and/or awards of restricted shares of common stock of Cellu Parent.  A maximum of 8,095 shares of common stock of Cellu Parent may be delivered in satisfaction of awards under the Plan, determined net of shares of common stock withheld by Cellu Parent in payment of the exercise price of an award or in satisfaction of tax withholding requirements.  Key employees and directors of, and consultants and advisors to, Cellu Parent or its affiliates who, in the opinion of the plan administrator, are in a position to make a significant contribution to the success of Cellu Parent and its affiliates are eligible to participate in the Plan.   Stock options are granted at the fair market value as determined by the plan administrator in accordance with the applicable regulations of the Internal Revenue Code, as amended, or the Code, on the date of grant and have a 10-year term.  Generally, stock option grants vest ratably over four years from the date of grant.

401(K) and Other Benefits

401(K) Plan

We have a Savings Incentive and Profit-Sharing Plan qualified under Section 401(k) of the Code, which is available to all our employees who are 21 years of age or older with one or more years of service.  Employees may contribute up to 20% of their annual compensation (subject to certain statutory limitations) to the Plan through voluntary salary deferred payments.  We match 100% of each employee’s contribution up to 2% of the employee’s salary and 70% of the employee’s remaining contribution up to 6% of the employee’s salary.  Eligible named executive officers participated in the 401(k) Plan in fiscal year 2007 and received matching contributions from us under the 401(k) Plan as follows:

Named Executive	2007 Matching Contributions under the 401(K) Plan
Russell C. Taylor	$2,410
Dianne M. Scheu	$1,317
Steven D. Ziessler	N/A
W. Eddie Litton	$996
Hugo E. Vivero	$2,286

Other Benefits

Each of the named executive officers receives medical and dental insurance coverage on the same terms as other employees.  We provide medical and dental insurance coverage to Mr. Vivero pursuant to the terms and conditions of the severance plan entered into between us and Mr. Vivero on July 5, 2006 (referred to herein as the Severance Agreement), consistent with such coverage received by the other named executive officers and employees.

Accounting and Tax Considerations

We adopted the provisions of SFAS 123R using the prospective method effective March 1, 2006.  There was no accounting effect on any of the outstanding awards of restricted common stock units.

COMPENSATION COMMITTEE REPORT

The compensation committee of our board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

R. Sean Honey
David L. Ferguson

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation earned for services rendered to the Company and its subsidiaries in fiscal year 2007 by each of our named executive officers.

Name and principal position	Fiscal Year	Salary		Bonus (1)	Stock Award(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)		(j)
Russell C. Taylor, President and Chief Executive Officer	2007	$469,428		$425,000	$287,075	$—	$—	$—	$2,410	(4)	$1,183,913

Dianne M.Scheu, Senior Vice President, Finance, and Chief Financial Officer	2007	$228,654		$230,000	$858,380	$—	$—	$—	$1,317	(4)	$1,318,351

Steven Ziessler, President, Tissue and Machine-Glazed & Chief Operating Officer	2007	$247,885		$250,000	$892,432	$—	$—	$—	$—		$1,390,317

W. Eddie Litton, General Counsel, Senior Vice President, Human Resources and Secretary	2007	$102,314		$—	$—	$3,139	$—	$—	$996	(4)	$106,449

Hugo E. Vivero(5)	2007	$195,572	(6)	$—	$—	$—	$—	$—	$20,519	(7)	$216,091

(1)                                  Represents one-time stay bonuses in fixed amounts pursuant to bonus agreements entered into with certain named executives in connection with the Merger.  See further discussion under “Bonus Agreements.”

(2)                                  Reflects shares of restricted stock of (i) our parent granted under the Cellu Paper Holdings, Inc. 2001 Incentive Plan that fully vested at the effective date of the Merger and were repurchased by our parent (Mr. Ziessler–$478,816; and Ms. Scheu–$444,764); and (ii) Cellu Parent granted under the 2006 Stock Option and Restricted Stock Plan (Mr. Taylor–$287,075; Mr. Ziessler–$102,505; and Ms. Scheu–$102,505) and the gross up amount paid related thereto (each of Mr. Ziessler and Ms. Scheu–$311, 111).  The amounts in column (e) represent the proportionate amount of the total fair value of restricted stock recognized by us as an expense in fiscal year 2007 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions.  The fair values of these awards and the amounts expensed in fiscal year 2007 were determined in accordance with FAS No. 123R.  The awards for which expense is shown in column (e) include the awards described in the Grants of Plan-Based Awards included elsewhere in this section.  The assumptions used in determining the grant date fair values of these awards are set forth in Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

(3)                               Reflects options granted under the 2006 Stock Option and Restricted Stock Plan to purchase shares of common stock of Cellu Parent upon exercise of such options. The amounts in column (f) represent the proportionate amount of the total fair value of restricted stock recognized by us as an expense in fiscal year 2007 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions.  The fair values of these awards and the amounts expensed in fiscal year 2007 were determined in accordance with FAS No. 123R.  The awards for which expense is shown in column (f) include the awards described in the Grants of Plan-Based Awards included elsewhere in this section.   The assumptions used in determining the grant date fair values of these awards are set forth in Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

(4)                                  Reflects matching contributions to the 401(k) plan.

(5)                                  Mr. Vivero resigned as senior vice president and secretary on July 21, 2006.

(6)                                  Reflects (i) salary payments received for fiscal year 2007 prior to termination in the amount of $82,742 and (ii) severance payments received for fiscal year 2007 pursuant to the Severance Agreement subsequent to termination in the amount of $112,830.  See further discussion under “Severance Agreement.”

(7)                                  Includes (i) matching contributions under our 401(k) Plan in the amount of $2,886; (ii) dollar value of premiums paid with respect to supplemental life insurance and disability in the amount of $11,842; and (iii) monthly automobile lease payments in the amount of $4,718; (iv) a lump sum payment in the amount of $1,073 in respect of monthly cellular phone fee and surcharges, in the case of clauses (ii) through (iv) pursuant to the Severance Agreement.

Employment Agreements; Restricted Stock Award Agreements

We have entered into an employment agreement with Russell Taylor, dated June 12, 2006, pursuant to which Mr. Taylor will continue to serve as our chief executive officer and president The agreement is for a term of four years, commencing on June 12, 2006, and will automatically extend for successive terms of one year each, unless either Mr. Taylor or we provide notice to the other at least 60 days prior to the expiration of the original or any extension term that the agreement is not to be extended.  The agreement provides Mr. Taylor with an annual base salary of $475,000, a bonus opportunity of up to 100% of base salary and certain severance benefits under the following circumstances:

(A)          If Mr. Taylor’s employment is terminated due to death or disability, he will be entitled to (i) any earned, but unpaid, base salary through the date of termination; (ii) any earned, but unpaid, annual bonus for any fiscal year prior to the fiscal year of his termination; (iii) a pro rata portion of his Target

Bonus (as defined); (iv) a lump sum payment equal to the lesser of (A) 12 months of base salary or (B) base salary for a period equal to the remainder of the term of the employment agreement; and (v) any reimbursed business expenses.

(B)        If Mr. Taylor’s employment is termination by us without cause (as defined) or by him with good reason (as defined), he will be entitled to (i) any earned, but unpaid, base salary through the date of termination; (ii) any earned, but unpaid, annual bonus for any fiscal year prior to the fiscal year of his termination; (iii) a pro rata portion of his Target Bonus; (iv) a lump sum payment equal to the greater of (a) 24 months of base salary or (b) base salary for a period equal to the remainder of the term of the employment agreement; (v) a lump sum equal to the greater of (x) one times the Target Bonus or (y) payment of the Target Bonus with respect to a period equal to the remainder of the term; and (vi) any reimbursed business expenses.

(C)        If Mr. Taylor’s employment is terminated by non-renewal of his employment agreement by us for any reason (other than for cause), he will be entitled to (i) any earned, but unpaid, base salary through the date of termination; (ii) any earned, but unpaid, annual bonus for any fiscal year prior to the fiscal year of his termination; (iii) a pro rata portion of his Target Bonus; (iv) a lump sum payment equal to 24 months of base salary; and (v) any reimbursed business expenses.

iv.                            If a change of control (as defined) occurs and, within three months before and two years following such change of control, we terminate Mr. Taylor’s employment other than for cause or by reason of death or disability, or Mr. Taylor terminates his employment for good reason, then, in lieu of any payments otherwise due under Clauses (B) or (C) he will be entitled to (i) any earned, but unpaid, base salary through the date of termination; (ii) any earned, but unpaid, annual bonus for any fiscal year prior to the fiscal year of his termination; (iii) a pro rata portion of his Target Bonus; (iv) a lump sum payment equal to the greater of (a) 36 months of base salary or (b) base salary for a period equal to the remainder of the term of the employment agreement; (v) a lump sum equal to the greater of (x) one times the Target Bonus or (y) payment of the Target Bonus with respect to a period equal to the remainder of the term of the employment agreement; and (vi) any reimbursed business expenses.

In addition, the agreement also provides that, during the term and for a period of one year after the end of the term, we will pay the premium for a term life insurance policy covering Mr. Taylor in the amount of $1,000,000.  The agreement includes a non-competition and non-solicitation covenant by Mr. Taylor that extends during the term of his employment and for two years thereafter.  The agreement also provides that Mr. Taylor will receive an award of restricted shares of Cellu Parent’s common stock, or the Cellu Parent Shares, pursuant to the 2006 Stock Option and Restricted Stock Plan, and a Restricted Stock Award Agreement.  On June 12, 2006, Cellu Parent awarded Mr. Taylor 3,778 Cellu Parent Shares.  The Cellu Paent Shares are subject to vesting in accordance with the following vesting schedule:  (1) 25% of the Cellu Parent Shares are vested on and after June 12, 2007; (2) an additional 25% of the Cellu Parent Shares are vested on and after June 12, 2008; (3) an additional 25% of the Cellu Parent Shares are vested on and after June 12, 2009; and (4) an additional 25% of the Cellu Parent Shares are vested on and after June 12, 2010.  None of the Cellu Parent Shares will vest on any vesting date unless Mr. Taylor is then, and since the date of the award has continuously been, employed by Cellu Parent or its subsidiaries (including the Company).  If Mr. Taylor ceases to be employed by Cellu Parent or its subsidiaries, any then outstanding and unvested Cellu Parent Shares will be automatically and immediately forfeited, unless employment ceases due to death or disability, in which case 50% of the Cellu Parent Shares that are not then already vested will vest, or unless employment ceases by reason of Cellu Parent’s election not to renew the employment agreement (and, at the time of such election, there exists no cause for the termination), in which case one hundred percent 100% of the Cellu Parent Shares that are not then already vested will vest.  The foregoing description is qualified in its entirety by reference to the actual employment agreement executed with Mr. Taylor.

We have entered into an employment agreement with Dianne Scheu, dated June 12, 2006, pursuant to which Ms. Scheu will continue to serve as our chief financial officer.  The agreement is for a term of four years, commencing on June 12, 2006, and will automatically extend for successive terms of one year each, unless either Ms. Scheu or we provide notice to the other at least 60 days prior to the expiration of the original or any extension term that the agreement is not to be extended.  The agreement provides Ms. Scheu with an annual base salary of $230,000, a bonus opportunity of up to 100% of base salary, and certain severance benefits under the following circumstances:

(A)          If Ms. Scheu’s employment is terminated due to death or disability, she will be entitled to (i) any earned, but unpaid, base salary through the date of termination; (ii) any earned, but unpaid, annual bonus for any fiscal year prior to the fiscal year of her termination; (iii) a pro rata portion of her Target Bonus; (iv) a lump sum payment equal to the lesser of (A) 12 months of base salary or base salary for a period equal to the remainder of the term of the employment agreement; and (v) any reimbursed business expenses.

(B)           If Ms. Scheu’s employment is termination by us without cause or by her with good reason, she will be entitled to (i) any earned, but unpaid, base salary through the date of termination; (ii) any earned, but unpaid, annual bonus for any fiscal year prior to the fiscal year of her termination; (iii) a pro rata portion of her Target Bonus; (iv) a lump sum payment equal to 24 months of base salary; (v) a lump sum equal to one times the Target Bonus; and (vi) any reimbursed business expenses.

(C)           If Ms. Scheu’s employment is terminated by non-renewal of her employment agreement by us for any reason (other than for cause), she will be entitled to (i) any earned, but unpaid, base salary through the date of termination; (ii) any earned, but unpaid, annual bonus for any fiscal year prior to the fiscal year of her termination; (iii) a pro rata portion of her Target Bonus; (iv) a lump sum payment equal to 24 months of base salary; and (v) any reimbursed business expenses.

In addition, the agreement also provides that, during the term and for a period of one year after the end of the term, we will pay the premium for a term life insurance policy covering Ms. Scheu in the amount of $1,000,000.  The agreement includes a non-competition and non-solicitation covenant by Ms. Scheu that extends during the term of her employment and for two years thereafter.  The agreement also provides that Ms. Scheu will receive an award of Cellu Parent Shares, pursuant to the 2006 Stock Option and Restricted Stock Plan, and a Restricted Stock Award Agreement.  On June 12, 2006, Cellu Parent awarded Ms. Scheu 1,349 Cellu Parent Shares.  The vesting and forfeiture terms applicable to Ms. Scheu’s award are the same as those applicable to Mr. Taylor’s award as described above.  The foregoing description is qualified in its entirety by reference to the actual employment agreement executed with Ms. Scheu.

We have entered into an employment agreement with Steven Ziessler, dated June 12, 2006, pursuant to which Mr. Ziessler will continue to serve as our chief operating officer.  The agreement is for a term of four years, commencing on June 12, 2006, and will automatically extend for successive terms of one year each, unless either Mr. Ziessler or us provides notice to the other at least 60 days prior to the expiration of the original or any extension term that the agreement is not to be extended.  The agreement provides Mr. Ziessler with an annual base salary of $250,000, a bonus opportunity of up to 100% of base salary,  and certain severance benefits under the following circumstances:

(A)          If Mr. Ziessler’s employment is terminated due to death or disability, he will be entitled to (i) any earned, but unpaid, base salary through the date of termination; (ii) any earned, but unpaid, annual bonus for any fiscal year prior to the fiscal year of his termination; (iii) a pro rata portion of his Target Bonus; (iv) a lump sum payment equal to the lesser of (A) 12 months of base salary or base salary for a period equal to the remainder of the term of the employment agreement; and (v) any reimbursed business expenses.

(B)           If Mr. Ziessler’s employment is termination by us without cause or by him with good reason, he will be entitled to (i) any earned, but unpaid, base salary through the date of termination; (ii) any earned, but unpaid, annual bonus for any fiscal year prior to the fiscal year of his termination; (iii) a pro rata portion of his Target Bonus; (iv) a lump sum payment equal to 24 months of base salary; (v) a lump sum equal to one times the Target Bonus; and (vi) any reimbursed business expenses.

(C)           If Mr. Ziessler’s employment is terminated by non-renewal of his employment agreement by us for any reason (other than for cause), he will be entitled to (i) any earned, but unpaid, base salary through the date of termination; (ii) any earned, but unpaid, annual bonus for any fiscal year prior to the fiscal year of his termination; (iii) a pro rata portion of his Target Bonus; (iv) a lump sum payment equal to 24 months of base salary; and (v) any reimbursed business expenses.

In addition, the agreement also provides that, during the term and for a period of one year after the end of the term, we will pay the premium for a term life insurance policy covering Mr. Ziessler in the amount of $1,000,000.  The agreement includes a non-competition and non-solicitation covenant by Mr. Ziessler that extends during the term of his employment and for two years thereafter.  The agreement also provides that Mr. Ziessler will receive an award of Cellu Parent Shares, pursuant to the 2006 Stock Option and Restricted Stock Plan, and a Restricted Stock Award Agreement.  On June 12, 2006, Cellu Parent awarded Mr. Ziessler 1,349 Cellu Parent Shares.  The vesting and forfeiture terms applicable to Mr. Ziessler’s award are the same as those applicable to Mr. Taylor’s award as described above.  The foregoing description is qualified in its entirety by reference to the actual employment agreement executed with Mr. Ziessler.

In the case of termination for any of the above-referenced reasons, for each of the named executive officers (x) we shall continue the insurance coverage benefits for the period contemplated therein, and (y) subject to any employee contribution applicable to employees and their dependents, generally for the period following termination of 24 months (36 months in the case of a change in control for Mr. Taylor), or if earlier, until the date that the executive becomes eligible for coverage with a subsequent employer, we will continue to contribute to the premium cost of coverage for the executive and the executive’s dependents under our medical and dental plans provided that a timely election is made pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or COBRA, at the executive’s expense.  Each of the executives may also be entitled to receive a gross-up payment in certain circumstances if payments or benefits provided trigger an excise tax under Section 4999 of the Cod[, but only if the payments and benefits provided exceed 105% of the greatest amount that could be paid without triggering the excise tax.  If the payments and benefits provided do not exceed 105% of the greatest amount that could be paid without triggering the excise tax, then the payments and benefits will be reduced to the greatest amount that could be paid without triggering the excise tax.

2006 Stock Option and Restricted Stock Plan

The board of directors of Cellu Parent has adopted the 2006 Stock Option and Restricted Stock Plan.  The 2006 Stock Option and Restricted Stock Plan authorizes the award of incentive stock options, which are stock options that qualify for special federal income tax treatment.  The exercise price of any stock option granted under the 2006 Stock Option and Restricted Stock Plan may not be less than the fair market value of the common stock on the date of grant.  In general, each option granted under the 2006 Stock Option and Restricted Stock Plan vests annually in four equal installments and expires ten years from the date of grant, subject to earlier expiration in case of termination of employment.   The vesting period is subject to certain acceleration provisions if a change in control occurs.   The Plan also authorizes awards of restricted stock.  On June 12, 2006, in connection with the Merger, Cellu Parent entered into Restricted Stock Agreements with Messrs Taylor and Ziessler and Ms. Scheu, pursuant to which Cellu Parent granted 3,778 restricted shares of its common stock to Mr. Taylor and 1,349 restricted shares of its common stock to each of Mr. Ziessler and Ms. Scheu.

2001 Stock Incentive Plan

Prior to the merger, the board of directors of our parent, Cellu Paper, adopted the 2001 Stock Incentive Plan, or the 2001 Plan.  The 2001 Plan authorized the award of incentive stock options, which are stock options that qualify for special federal income tax treatment, to purchase shares of common stock of Cellu Paper.  Immediately prior to the Merger, Hugo E. Vivero held options to purchase 109 shares of common stock of Cellu Paper.  In accordance with the terms of 2001 Plan, the options fully vested at the effective time of the Merger and were repurchased by our parent.  The 2001 Plan also authorized awards of restricted stock of Cellu Paper.  On March 27, 2006, prior to the Merger, our parent entered into Restricted Stock Agreements with Dianne Scheu and Steven Ziessler, pursuant to which our parent granted 170.65 restricted shares of its common stock to each of Dianne Scheu and Steven Ziessler pursuant to the 2001 Plan.  In accordance with the terms of the 2001 Plan, the shares of restricted stock fully vested at the effective date of the Merger and were repurchased by our parent.  In addition, our parent paid an additional amount to Ms. Scheu and Mr. Ziessler, as the case may be, to fully gross up her or him, as applicable, for the amount included in gross income for income tax purposes as a result of making a Section 83(b) election under the Code.  The 2001 Plan was terminated at the effective date of the Merger.

Severance Agreement

Mr. Vivero terminated employment with us on July 21, 2006.    In connection with his termination, we entered into the Severance Agreement with Mr. Vivero on July 5, 2006 which provided Mr. Vivero with certain severance benefits.   For a description of the Severance Agreement, see “Potential Payments Upon Termination or Change of Control–Severance Agreement.”

Bonus Agreements

On March 27, 2006, we entered into bonus agreements with each of Russell Taylor, Dianne Scheu and Steven Ziessler,  Pursuant to the bonus agreements, each of the executive officers was entitled to receive a fixed amount one-time stay bonus as an incentive to continue employment with us up through and including the effective date of the Merger.  Pursuant to the bonus agreements, each of the executive officers was entitled to receive a lump sum cash payment equal to one year’s current base salary upon the execution of the applicable agreement.  The bonus payments, as reflected in Column (d) of the Summary Compensation Table, were $425,000 for Mr. Taylor, $230,000 for Ms. Scheu and $250,000 for Mr. Ziessler.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2007

Name	Grant Date	Threshold ($)	Target ($)	Max ($)	Threshold ($)	Target ($)	Max ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/SH)	Grant Date Fair Value of Stock and Option Awards (1)
Russell Taylor	6/06	—	—	—	—	—	—	3,778	(2)	—	$426.69	1,612,035
Dianne Scheu	3/06	—	—	—	—	—	—	170.65	(3)	—	$2,805	444,764
	6/06							1,349	(2)	—	$426.69	575,605
Steven. Ziessler	3/06	—	—	—	—	—	—	170.65	(3)	—	$2,805	478,816
	6/06							1,349	(2)	—	$426.69	575,605
Eddie Litton	8/06	—	—	—	—	—	—	—		25	$426.69	10,667
	12/06							—		25	$426.69	10,667
Hugo E. Vivero	—	—	—	—	—	—	—	—		—	—	—

(1)                                  This column reflects the full grant date value of stock and option awards under FAS No. 123R granted to named executive officers in fiscal year 2007.  We use the Black-Scholes option pricing model to estimate the fair value of options on the date of grant which requires certain estimates to be made by management including the expected forfeiture rate and expected term of the options.  The actual value, if any, that a named executive officer may realize upon exercise of stock options will depend on the excess of the stock price over the base value on the date of exercise, so there is no assurance that the value realized by a named executive officer will be at or near the value estimated by the Black-Scholes model.  The assumptions used in determining the grant date fair values of these stock and option awards are set forth in the notes to our consolidated financial statements included elsewhere in this Annual Report.

(2)                                  On June 12, 2006, in connection with the Merger, Cellu Parent entered into Restricted Stock Agreements with our chief executive officer, chief operating officer and chief financial officer, pursuant to which Cellu Parent granted 3,778 restricted shares of its common stock to our chief executive officer and 1,349 restricted shares of its common stock to each of the other two named individuals under the 2006 Stock Option and Restricted Stock Plan. See further discussion under “Employment Agreements; Restricted Stock Agreements.”

(3)           On March 27, 2006 prior to the Merger, our parent entered into Restricted Stock Agreements with our chief financial officer and chief operating officer, pursuant to which our parent granted 170.65 restricted shares of its common stock to each of the named individuals under the 2001 Plan.  In accordance with the terms of the 2001 Plan, the shares of restricted stock fully vested at the effective date of the Merger and were repurchased by our parent.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Unites or Other Rights That Have Not Vested ($)
Russell Taylor	—	—	—	—	—	3,778	1,612, 035	—	—
Dianne Scheu	—	—	—	—	—	1,349	575,605	—	—
Steven. Ziessler	—	—	—	—	—	1,349	575,605	—	—
Eddie Litton	—	50	—	$426.69	2017	—	—	—	—
Hugo E. Vivero	—	—	—	—	—	—	—	—	—

OPTION EXERCISES AND STOCK VESTED

The following table includes certain information with respect to restricted stock awards and options that vested during the fiscal year 2007:

	Option Award		Stock Awards
	Shares Acquired on Exercise	Value Realized	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)(1)	($)(2)	(#) (3)	($) (2)

Russell C. Taylor	—	—	—	—
Dianne M. Scheu	—	—	170.652	$444,764
Steve D. Ziessler	—	—	170.652	478,816
W. Eddie Litton	—	—	—	—
Hugo E. Vivo	109	$99,251

(1)       Represents options to purchase shares of our parent’s common stock issued prior to the Merger, which became fully vested at the effective time of the Merger and were repurchased by our parent.

(2)       Value realized represents the number of shares acquired on vesting multiplied by the fair market value of shares of our parent’s common stock on the vesting date, which was determined to be $2,915.46.

(3)       Represents restricted shares of our parent’s common stock issued prior to the Merger, which became fully vested at the effective time of the Merger and were repurchased by our parent.

Potential Payments Upon Termination or Change in Control

The following tables summarize the value of the termination payments and benefits that Messrs. Taylor and Ziessler and Ms. Scheu would receive if they had terminated employment on February 28, 2007 under the circumstances shown, pursuant to employment agreements and restricted stock agreements we have entered into with each of them.  For further description of the employment agreements and restrictive stock agreements governing these payments, see “Employment Agreements; Restricted Stock Award Agreements.”  The tables exclude (i) amounts accrued through February 28, 2007 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and earned annual bonus for fiscal year 2007 and reimbursed business expenses and (ii) vested account balances under our 401(k) Plan that is generally available to all of our employees.

Russell C. Taylor

Benefit	Retirement ($)		Death ($)		Disability ($)		Termination by Company without Cause or Executive with Good Reason ($)		Termination due to Non- Renewal by Company (Other Than for Cause) ($)		Termination Within Two Years Following or Three Months Prior to a Change in Control($) (1)

Cash Severance	$—		$475,000	(2)	$475,000	(2)	$1,563,542	(3)	$950,000	(4)	$1,563,542	(5)
Acceleration of Restricted Stock	$—		$662,480	(6)	$662,480	(6)	$—		$1,324,960	(7)	$—
Health & Welfare Benefits	$—	(8)	$—	(8)	$—	(8)	$—	(8)	$—	(8)	$—	(8)

(1)       Excluding a termination for cause or by reason of death or disability.

(2)       Excluding accrued, but unpaid, base salary and annual bonus, executive is entitled to receive a lump sum payment equal to the lesser of (A) 12 months of base salary or (B) base salary for a period equal to the remainder of the term of the employment agreement.

(3)       Excluding accrued, but unpaid, base salary and annual bonus, executive is entitled to receive a (i) lump sum payment equal to the greater of (A) 24 months of base salary or (B) base salary for a period equal to the remainder of the term of the employment; and (ii) lump sump equal to the greater of (x) one times the Target Bonus or (y) payment of the Target Bonus with respect to a period equal to the remainder of the term of the employment agreement.

(4)       Excluding accrued, but unpaid, base salary and annual bonus, executive is entitled to receive a lump sum payment equal to 24 months of base salary.

(5)       Excluding accrued, but unpaid, base salary and annual bonus, executive is entitled to receive a (i) lump sum payment equal to the greater of (A) 36 months of base salary or (B) base salary for a period equal to the remainder of the term of the employment agreement; and (ii) lump sump equal to one times the Target Bonus.  Payments in respect of a change in control are in lieu of payments for termination by reason of death or disability or by the Company without cause or the Executive for good reason or non-renewal of the employment agreement..

(6)       Reflects the value of 50% of the restricted shares not yet vested which accelerates in connection with a termination due to death or disability, calculated in accordance with the fair market value of the common stock of Cellu Parent as of February 28, 2007.

(7)       Reflects the value of 100% of the restricted shares not yet vested which accelerates in connection with a termination due to non-renewal of the executive’s employment agreement (other than for cause), calculated in accordance with the fair market value of the common stock of Cellu Parent as of February 28, 2007.

(8)       Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the executive’s expense.

Dianne M. Scheu

Benefit	Retirement ($)		Death ($)		Disability ($)		Termination by Company without Cause or Executive with Good Reason ($)		Termination due to Non- Renewal by Company (Other Than for Cause) ($)		Termination Within Two Years Following or Three Months Prior to a Change in Control $(1)
Cash Severance	$—		$230,000	(2)	$230,000	(2)	$460,000	(3)	$460,000	(4)	$—	(5)
Acceleration of Restricted Stock	$—		$236,550	(6)	$236,500	(6)	$—		$473,100	(7)	$—
Health & Welfare Benefits	$—	(8)	$—	(8)	$—	(8)	$—	(8)	$—	(8)	$—	(8)

(1)       Excluding a termination for cause or by reason of death or disability.

(2)       Excluding accrued, but unpaid, base salary and annual bonus, executive is entitled to receive a lump sum payment equal to the lesser of (A) 12 months of base salary or (B) base salary for a period equal to the remainder of the term of the employment agreement.

(3)       Excluding accrued, but unpaid, base salary and annual bonus, executive is entitled to receive a (i) lump sum payment equal to 24 months of base salary; and (ii) lump sump equal to one times the Target Bonus.

(4)       Excluding accrued, but unpaid, base salary and annual bonus, executive is entitled to receive a lump sum payment equal to 24 months of base salary.

(5)       Executive is not entitled to any specific payments upon a change in control, other than such payments that executive would otherwise be entitled to if termination upon a change in control is by reason of death or disability or by the Company for cause or the Executive for good reason or non-renewal of the employment agreement, as provided in the related columns.

(6)       Reflects the value of 50% of the restricted shares not yet vested which accelerates in connection with a termination due to death or disability, calculated in accordance with the fair market value of the common stock of Cellu Parent as of February 28, 2007.

(7)       Reflects the value of 100% of the restricted shares not yet vested which accelerates in connection with a termination due to non-renewal of the executive’s employment agreement (other than for cause), calculated in accordance with the fair market value of the common stock of Cellu Parent as of February 28, 2007.

(8)       Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the executive’s expense.

Steven D. Ziessler

Benefit	Retirement ($)		Death ($)		Disability ($)		Termination by Company without Cause or Executive with Good Reason ($)		Termination due to Non- Renewal by Company (Other Than for Cause) ($)		Termination Within Two Years Following or Three Months Prior to a Change in Control $ (1)
Cash Severance	$—		$250,000	(2)	$250,000	(2)	$500,000	(3)	$500,000	(4)	$—	(5)
Acceleration of Restricted Stock	$—		$236,550	(6)	$236,550	(6)	$—		$473,100	(7)	$—
Health & Welfare Benefits	$—	(8)	$—	(8)	$—	(8)	$—	(8)	$—	(8)	$—	(8)

(1)       Excluding a termination for cause or by reason of death or disability.

(2)       Excluding accrued, but unpaid, base salary and annual bonus, executive is entitled to receive a lump sum payment equal to the lesser of (A) 12 months of base salary or (B) base salary for a period equal to the remainder of the term of the employment agreement.

(3)       Excluding accrued, but unpaid, base salary and annual bonus, executive is entitled to receive a (i) lump sum payment equal to 24 months of base salary; and (ii) lump sump equal to one times the Target Bonus.

(4)       Excluding accrued, but unpaid, base salary and annual bonus, executive is entitled to receive a lump sum payment equal to 24 months of base salary.

(5)       Executive is not entitled to any specific payments upon a change in control, other than such payments that executive would otherwise be entitled to if termination upon a change in control is by reason of death or disability or by the Company for cause or the Executive for good reason, or non-renewal of the employment agreement, as provided in the related columns.

(6)       Reflects the value of 50% of the restricted shares not yet vested which accelerates in connection with a termination due to death or disability, calculated in accordance with the fair market value of the common stock of Cellu Parent as of February 28, 2007.

(7)       Reflects the value of 100% of the restricted shares not yet vested which accelerates in connection with a termination due to non-renewal of the executive’s employment agreement (other than for cause), calculated in accordance with the fair market value of the common stock of Cellu Parent as of February 28, 2007.

(8)       Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the executive’s expense.

W. Eddie Litton

Mr. Litton is not entitled to any payments in connection with any termination, including, without limitation, resignation, severance, retirement, death, disability, without cause or as a result of a change in control (nor is he entitled to any gross-up payments under Section 4999 of the Code), except that, in the event of a change in control, any unvested stock options held by Mr. Litton to purchase shares of common stock of Cellu Parent would be fully accelerated.  Accordingly, if Mr. Litton’s employment was terminated on February 28, 2007 due to a change in control, he would not have received any value as the fair market value of his 50 shares of common stock of Cellu Parent as of February 28, 2007 equaled the exercise price of his unvested options which would accelerate in connection with a change in control. Notwithstanding the foregoing, Mr. Litton is entitled to (i) amounts accrued through the date of termination that would be paid in the normal course of continued employment, such as accrued but unpaid salary and earned annual bonus, (ii) vested account balances under our 401(k) Plan that is generally available to all of our employees and (iii) any post-employment benefits that are available to all of our salaried employees and do not discriminate in favor of Mr. Litton.  Furthermore, under the provisions of ERISA plan, he would be entitled to one year’s salary.

Hugo E. Vivero

Mr. Vivero terminated employment with us on July 21, 2006.  In connection with his termination, we entered into the Severance Agreement with Mr. Vivero on July 5, 2006.   Pursuant to the Severance Agreement, Mr. Vivero is entitled to receive:  (i) an aggregate amount of $195,572 equal to Mr. Vivero’s current annual base salary at termination, payable on regularly scheduled salary pay dates for 52 weeks (referred to herein as the severance period); (ii) medical and dental benefits consistent with such coverage received by other named executive officers and employees, as well as life insurance and related benefits, in the aggregate amount of $18,017; (iii) monthly automobile lease payments of $683.73 through the term of the lease in December 2006, and thereafter $650 (minus applicable taxes and withholdings) included in the payments referred to in clause (i), pro-rated on a monthly basis, through the term of the severance period; (iv) a lump sum payment in the amount of $1,073.52 for cell phone fee and surcharges; and (v) monthly premiums for supplemental life insurance program and the disability program for the severance period in the aggregate amount of $11,842.  In addition, the Severance Agreement imposes certain non-competition, non-solicitation and non-hire restrictions on Mr. Vivero.  Mr. Vivero is also entitled to vested account balances under our 401(k) plan that is generally available to all of our employees.

Compensation of Directors

Members of our board of directors (including Russell C. Taylor, our president and chief executive officer) not receive director’s fees or other compensation for serving as directors.  All members of our board of directors are reimbursed for actual expenses incurred in connection with attendance at board meetings.  Compensation payable to Mr. Taylor as a named executive officer for fiscal year 2007 is reported in the Summary Compensation Tale included elsewhere in this section.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFCIAL OWNERS AND MANAGEMENT

We are a wholly owned subsidiary of Cellu Paper Holdings, Inc (referred to herein as our parent) and a wholly owned indirect subsidiary of Cellu Parent Corporation (referred to herein as Cellu Parent).  As of the date of this report, our parent’s outstanding capital stock consisted of 11,127 shares of common stock, par value $0.01 per share, all of which was beneficially owned by Cellu Parent.  As of the date of this report, Cellu Parent’s outstanding capital stock consisted of 45,762 shares of common stock, par value $0.01 per share. The following table sets forth information with respect to the beneficial ownership of Cellu Parent’s common stock as of May 1, 2007 by:

•      each person who is known by us to beneficially own more than 5% of the outstanding shares of common stock;

•      each executive officer named in the summary compensation table;

•      each member of our board of directors; and

•      all members of our board of directors and executive officers as a group.

To our knowledge, each of the holders of common stock listed below has sole voting and investment power as to the shares of common stock beneficially owned by such holder, unless otherwise noted.  Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of May 1, 2007 are deemed outstanding for computing the ownership percentage of the stockholder holding such options, but are not deemed outstanding for computing the ownership of any other stockholder.

Name and address of beneficial owner	Number of shares of common stock		Percentage of total common stock
Weston Presidio	42,502		92.9%
Russell C. Taylor (2) (3)	6,346		13.9%
Dianne M. Scheu (2) (3)	1,445		3.2%
Steven D. Ziessler (2)(3)	1,445		3.2%
W. Eddie Litton (2)	—		—
R. Sean Honey(1)	42,502	(5)	92.9%
David L. Feguson(1)	42,502	(5)	92.9%
Scott M. Bell(1)	—		—
All directors and executive officers as a group (7 persons)	51,738		98.0%

(1)       The address for Weston Presidio and for each of Messrs. Honey, Ferguson and Bell is Pier 1 Bay 2, San Francisco, California 94111.

(2)       The address for each officer is c/o Cellu Tissue Holdings, Inc., 1855 Lockeway Drive, Alpharetta, Georgia 30004.

(3)       Includes shares of 3,778 restricted common stock of Cellu Parent for Mr. Taylor and 1,359 restricted common stock of Cellu Parent for each of Ms. Scheu and Mr. Ziessler, in each case that have not vested but for which named executive retains voting rights.

(5)       Each of Messrs. Honey and Ferguson is a partner of Weston Presidio and, as such, is deemed to have shared voting and investment power (along with other partners of Weston Presidio) as to the shares of common stock beneficially owned directly by Weston Presidio. Each of Messrs. Honey and Ferguson disclaims beneficial ownership with respect to the shares beneficially owned by Weston Presidio.

The following table summarizes shares of common stock of our Cellu Parent, our indirect parent, to be issued upon exercise of options, the weighted-average exercise price of outstanding options and options available for future issuance as of February 28, 2007.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (b)	REMAINING AVAILABLE NUMBER OF SECURITIES FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (c)
Equity compensation plans approved by security holders	575	$426.69	1,044
Equity compensation plans not approved by security holders	—	—	—
Total	575	$426.69	1,044

The 2006 Stock Option and Restricted Stock Plan authorizes the award of incentive stock options, which are stock options that qualify for special federal income tax treatment.  The exercise price of any stock option granted under the 2006 Stock Option and Restricted Stock Plan may not be less than the fair market value of the common stock on the date of grant.  In general, each option granted under the 2006 Stock Option and Restricted Stock Plan vests annually in four equal installments and expires ten years from the date of grant, subject to earlier expiration in case of termination of employment.   The vesting period is subject to certain acceleration provisions if a change in control occurs.   The Plan also authorizes awards of restricted stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Agreement

On June 12, 2006, the Company, Cellu Parent, and Cellu Acquisition Corporation entered into a Management Agreement with Weston Presidio Service Company, LLC (“Weston Presidio Service Company”), pursuant to which Weston Presidio Service Company has agreed to provide the Company with certain management, consulting and financial and other advisory services.  Weston Presidio Service Company is an affiliate of Weston Presidio, which is the controlling shareholder of Cellu Parent, which is the sole shareholder of the Company’s parent corporation, Cellu Paper.  In consideration for such services, the Company, Cellu Parent and Cellu Acquisition Corporation have jointly and severally agreed to pay Weston Presidio Service Company an annual fee of $450,000, to be paid in equal quarterly installments, and to reimburse expenses of Weston Presidio Service Company and its affiliates.  In addition, in connection with the consummation of the Merger and as required by the Management Agreement, the Company paid Weston Presidio Service Company a fee in the amount of $2,000,000.  The Management Agreement expires on June 12, 2016 but will be automatically extended on each anniversary of such date for an additional year unless one of the parties provides written notice of its desire not to automatically extend the term at least 90 days prior to such anniversary.  Weston Presidio Service Company may terminate the Management Agreement upon not less than 10 days written notice to the Company, and the Management Agreement will terminate upon the consummation of an initial public offering or a change of control.  The Management Agreement also provides that the Company, Cellu Parent and Cellu Acquisition Corporation will jointly and severally indemnify Weston Presidio Service Company and its affiliates and their related persons from and against any and all actions, causes of action, suits, claims, liabilities, losses, damages and costs and expenses incurred as a result of, arising out of, or in any way relating to the Management Agreement, the services provided under the Management Agreement, the Merger or its equity interest in and ownership of the Company or Cellu Parent, except for any such indemnified liabilities arising on account of gross negligence or willful misconduct of the party seeking indemnification.  If and to the extent that indemnification may be unavailable or unenforceable for any reason, the Company, Cellu Parent and Cellu Acquisition Corporation agree to make the maximum contribution to the payment and satisfaction of each of the indemnified liabilities that is permissible under applicable law.  The foregoing description is qualified in its entirety by reference to the actual Management Agreement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered to us by Ernst & Young LLP as of or for the fiscal years ended February 28, 2007 and 2006 are set forth below.  The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of our annual financial statements and review of regulatory filings.  The aggregate fees included in each of the other categories are for fees billed in the fiscal years.

	February 28, 2007	February 28, 2006
Audit Fees	$400,000	$367,000
Audit-Related Fees	285,056	136,724
Tax Fees	162,794	238,483
Total Fees	$847,850	$742,207

Audit Fees:  Fees for audit services include fees associated with the annual audits and reviews of our quarterly reports on Form 10-Q and annual report on Form 10-K.

Audit- Related Fees:  Fees for audit-related services in fiscal year 2007 relate to the merger transaction and acquisition related audit work.  Fees for audit-related services in fiscal year 2006 also relate to the merger transaction.

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

(b)   Exhibits

The following exhibits are filed with this report or incorporated by reference:

INDEX TO EXHIBITS

Exhibit No.
3.1

Certificate of Incorporation of Cellu Tissue Holdings, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

3.2	By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

4.1

Indenture, dated as of March 12, 2004, by and among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

4.2	Form of 9 ¾% Senior Secured Exchange Note due 2010 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

4.3

Notation of Guarantee, Natural Dam, Neenah, Cellu Tissue LLC, Coastal, Interlake, Menominee, Van Paper and Van Timber as Guarantors (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

4.4

Registration Rights Agreement, dated as of March 12, 2004, by and among the Company and The Bank of New York (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

10.1

Financing Agreement, dated as of March 12, 2004, by and among the Company, Natural Dam, Neenah, Cellu Tissue LLC, Coastal, Interlake, Menominee, Van Paper and Van Timber, Cellu Paper Holdings, Inc., the Lenders party thereto and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

10.2

Purchase Agreement, dated as of March 5, 2004, by and among the Company and Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

10.3	Employment Agreement, dated June 12, 2006, between Russell Taylor and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended May 25, 2006)

10.4	Employment Agreement, dated June 12, 2006, between Dianne Scheu and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended May 25, 2006)

10.5	Employment Agreement, dated June 12, 2006, between Steven Ziessler and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended May 25, 2006)

10.6	Cellu Parent Corporation 2006 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, dated June 12, 2006)

10.7

Management Agreement, dated June 12, 2006, by and among Cellu Parent Corporation, Cellu Acquisition Corporation, the Company and Weston Presidio Service Company, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, dated June 12, 2006)

10.8

Financial Advisory and Management Services Agreement, dated as of September 30, 2002, between Cellu Tissue Holdings, Inc. and Charterhouse Group International, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

10.9	Shareholders Agreement, dated as of June 12, 2006, among Cellu Parent Corporation and each of the Security Holders.

10.10	Cellu Paper Holdings 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s registration Statement on Form S-4 dated September 3, 2004 (No.333-118829))

10.11

Bonus Agreement, dated as of March 27, 2006, between Cellu Tissue Holdings, Inc. and Russell C. Taylor (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the fiscal year ended February 28, 2006)

10.12

Bonus Agreement, dated as of March 27, 2006, between Cellu Tissue Holdings, Inc. and Dianne M. Scheu (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the fiscal year ended February 28, 2006)

10.13

Bonus Agreement, dated as of March 27, 2006, between Cellu Tissue Holdings, Inc. and Steven Ziessler (incorporated by reference to Exhibit 10.10of the Company’s Form 10-K for the fiscal year ended February 28, 2006)

10.14

Restricted Stock Agreement, dated as of March 27, 2006, between Cellu Paper Holdings, Inc. and Dianne M. Scheu (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K for the fiscal year ended February 28, 2006)

10.15

Restricted Stock Agreement, dated as of March 27, 2006, between Cellu Paper Holdings, Inc. and Steven Ziessler (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K for the fiscal year ended February 28, 2006)

10.16	Cellu Tissue Holdings, Inc. Severance Pay Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005)

10.17	Agreement and Plan of Merger by and among Cellu Parent Corporation, Cellu Acquisition Corporation and Cellu Paper Holdings, Inc., dated as of May 8, 2006

10.18

Credit Agreement, dated as of June 12, 2006, among Cellu Paper, the Company, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of the Company, as Canadian Borrower, the loan guarantors party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, JPMorgan Chase Bank, N.A. Toronto Branch, as Canadian Administrative Agent,, and the lenders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, dated June 12, 2006)

10.19

First Supplemental Indenture, dated as of June 2, 2006, by and among the Company, the subsidiary guarantors, and the Bank of New York Trust Company, N.A., as successor trustee to the Bank of New York (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, dated June 12, 2006)

10.20

Merger Agreement Among the Company, Cellu City Acquisition Corporation, Wayne Gullstad as the Shareholders’ Representative and CityForest Corporation (incorporated by reference to Exhibit 10.1 of the Company Form 8-K, dated February 26, 2007

10.21	Note Purchase Agreement, dated March 21, 2007, between the Company and Wingate Capital Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K/A, dated March 21, 2007)

10.22

Second Supplemental Indenture, dated March 21, 2007, by and among the Company, the subsidiary guarantors, and The Bank of New York Trust Company, N.A., as successor trustee to the Bank of New York (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K/A, dated March 21, 2007)

10.23

First Amendment, dated March 21, 2007, to Credit Agreement dated June 12, 2006 (as amended by the Amendment, the “Amended Credit Agreement”) among the Company, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of the Company, as Canadian Borrower, certain subsidiaries of the Company, Cellu Paper Holdings, Inc. , the parent corporation of the Company, JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K/A, dated March 21, 2007)

10.24

Amended and Restated Reimbursement Agreement, dated March 21, 2007, between Cellu Tissue-CityForest LLC and Associated Bank, National Association (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K/A, dated March 21, 2007)

10.25	Loan Agreement, dated March 1, 1998, between CityForest Corporation and City of Ladysmith, Wisconsin (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K/A, dated March 21, 2007)

10.26	Indenture, dated March 1, 1998, between City of Ladysmith, Wisconsin and Norwest Bank Wisconsin, N.A. (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K/A, dated March 21, 2007)

10.27	Guaranty, dated March 1, 1998, executed by the Company in favor of Associated Bank, National Association (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K/A, dated March 21, 2007)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005)

21.1*	List of subsidiaries of the Company

31.1*	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

•	Filed herewith.

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

May 18, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Russell C. Taylor	/s/ Dianne M. Scheu
Russell C. Taylor, President	Chief Financial Officer (Principal
(Principal Executive Officer),	Financial and Accounting Officer)
Director

/s/ Sean Honey	/s/ David Ferguson
Chairman and Director	Director

/s/ Scott Bell
Director

FORM 10-K

ITEM 15(a) (1) and (2)

CELLU TISSUE HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets-February 28, 2007 and 2006

Consolidated Statements of Operations-for the periods from June 13, 2006 to February 28, 2007 (post-acquisition) and from March 1, 2006 to June 12, 2006 (pre-acquisition) and for the fiscal years ended February 28, 2006 and 2005 (pre-acquisition)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)-for the periods from June 13, 2006 to February 28, 2007 (post-acquisition) and from March 1, 2006 to June 12, 2006 (pre-acquisition) and for the fiscal years ended February 28, 2006 and 2005 (pre-acquisition)

Consolidated Statements of Cash Flows-for the periods from June 13, 2006 to February 28, 2007 (post-acquisition) and from March 1, 2006 to June 12, 2006 (pre-acquisition) and for the fiscal years ended February 28, 2006 and 2005 (pre-acquisition)

Notes to Consolidated Financial Statements

Schedule II –Valuation and Qualifying Accounts of Cellu Tissue Holdings, Inc. is included in Item 15

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Cellu Tissue Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cellu Tissue Holdings, Inc. and Subsidiaries (the “Company”) as of February 28, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the periods from June 13, 2006 to February 28, 2007 (post-acquisition), March 1, 2006 to June 12, 2006 (pre-acquisition) and each of two fiscal years in the period ended February 28, 2006 (pre-acquisition). Our audits also include the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cellu Tissue Holdings, Inc. and Subsidiaries at February 28, 2007 and 2006, and the consolidated results of their operations and their cash flows for the periods from June 13, 2006 to February 28, 2007 (post-acquisition), March 1, 2006 to June 12, 2006 (pre-acquisition) and each of two fiscal years in the period ended February 28, 2006 (pre-acquisition) in conformity with U. S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements effective March 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

/s/ Ernst & Young

Hartford, Connecticut
April 27, 2007

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	February 28	February 28
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$16,260,601	$22,824,062
Receivables, net of allowance of $408,314 in 2007 and $300,314 in 2006	34,140,844	35,054,372
Inventories	28,715,495	27,919,948
Prepaid expenses and other current assets	3,697,328	3,377,952
Income tax receivable	329,861	362,122
Deferred income taxes	6,498,098	2,931,599
Total current assets	89,642,227	92,470,055

Property, plant and equipment, net	228,851,765	98,090,451
Debt issuance costs	—	5,745,983
Goodwill	—	13,723,935
Trademarks	6,550,314	—
Other assets	224,438	201,690
Total assets	$325,268,744	$210,232,114
Liabilities and stockholders’ equity (deficiency)
Current liabilities:
Accounts payable	$16,523,755	$18,648,281
Accrued expenses	16,315,163	16,005,155
Accrued interest	7,226,753	7,231,888
Current portion of long-term debt	—	290,000
Total current liabilities	40,065,671	42,175,324

Long-term debt, less current portion	160,355,507	160,790,258
Deferred income taxes	50,677,332	13,961,743
Other liabilities	35,179,252	210,349
Stockholders’ equity (deficiency):
Common stock, Class A, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding as of February 28, 2007 and 2006	1	1
Capital in excess of par value	46,259,101	615,338
Accumulated deficit	(6,192,366)	(11,625,759)
Accumulated other comprehensive (loss) income	(1,075,754)	4,104,860
Total stockholders’ equity (deficiency)	38,990,982	(6,905,560)
Total liabilities and stockholders’ equity (deficiency)	$325,268,744	$210,232,114

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Periods		Year Ended February 28
	June 13, 2006- February 28, 2007	March 1,2006- June 12, 2006	2006	2005
	(Post-Acquisition)	(Pre-Acquisition)

Net sales	$241,236,592	$94,241,932	$328,832,864	$332,893,044
Cost of goods sold	228,318,155	86,053,812	301,111,146	292,050,735
Gross profit	12,918,437	8,188,120	27,721,718	40,842,309
Selling, general and administrative expenses	7,207,057	4,661,285	12,872,052	14,550,489
Restructuring costs	240,218	—	1,050,363	—
Merger-related transaction costs	142,079	5,933,265	2,284,475	—
Stock and related compensation expense	3,328,834	—	—	3,414,441
Vesting of stock option/restricted stock grants	497,105	923,580	81,787	922,439
Impairment of fixed assets	488,274	—	—	—
Income (loss) from operations	1,014,870	(3,330,010)	11,433,041	21,954,940
Write-off of debt issuance costs and prepayment penalties	—	—	—	(3,318,495)
Interest expense, net	(11,468,975)	(4,896,355)	(17,076,757)	(17,427,888)
Foreign currency gain (loss)	359,236	(289,010)	(503,262)	(633,172)
Other income	14,527	27,049	2,492	2,446,965
(Loss) income before income tax benefit	(10,080,342)	(8,488,326)	(6,144,486)	3,022,350
Income tax benefit	(3,887,976)	(1,953,362)	(3,575,132)	(73,645)
Net (loss) income	$(6,192,366)	$(6,534,964)	$(2,569,354)	$3,095,995

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

	Class A Common Stock	Capital in Excess of Par Value	Accumulated Earnings (Deficit)	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficiency)

Balance, February 28, 2004	$204	$65,976,390	$18,659,808	$(388,888)	$234,913	$84,482,427
Accelerated vesting-stock options		533,551				533,551
Cash dividends		(65,976,390)	(30,812,411)			(96,788,801)
Stock redemption	(93)		93			—
Net income			3,095,995			3,095,995
Foreign currency translation					702,150	702,150
Comprehensive income						3,798,145
Reclassification	(110)		110			—
Restricted stock vested				388,888		388,888
Balance, February 28, 2005	1	533,551	(9,056,405)	—	937,063	(7,585,790)
Accelerated vesting-stock options		81,787				81,787
Net loss			(2,569,354)			(2,569,354)
Foreign currency translation					3,167,797	3,167,797
Comprehensive income						598,443
Balance, February 28, 2006	1	615,338	(11,625,759)	—	4,104,860	(6,905,560)
Net loss 3/1/06-6/12/06			(6,534,964)			(6,534,964)
Foreign currency translation					586,186	586,186
Comprehensive loss 3/1/06-6/12/06						(5,948,778)
Vesting-stock awards 3/1/06-6/12/06		52,658				52,658
Accelerated vesting-stock awards		870,922				870,922
Recapitalization-June 12, 2006		44,223,078	18,160,723		(4,691,046)	57,692,755
Balance, June 12, 2006, after recapitalization	1	45,761,996	—	—	—	45,761,997
Vesting-stock awards 6/13/06-2/28/07		497,105				497,105
Net loss 6/13/06-2/28/07			(6,192,366)			(6,192,366)
Foreign currency translation and derivative					(1,075,754)	(1,075,754)
Comprehensive loss 6/13/06-2/28/07						(7,268,120)
Balance, February 28, 2007	$1	$46,259,101	$(6,192,366)	$—	$(1,075,754)	$38,990,982

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Periods		Year Ended February 28
	June 13, 2006- February 28, 2007	March 1,2006- June 12, 2006	2006	2005
	(Post-Acquisition)	(Pre-Acquisition)
Cash flows from operating activities
Net (loss) income	$(6,192,366)	$(6,534,964)	$(2,569,354)	$3,095,995
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Noncash inventory charge	909,264	—	—	—
Write-off of debt issuance costs-noncash	—	—	—	2,894,868
Amortization of debt issuance costs	—	405,568	1,423,388	1,406,118
Depreciation	16,133,460	4,226,643	14,854,021	14,858,114
Deferred income taxes	(6,651,089)	(396,024)	(2,955,381)	1,431,369
Accretion of debt discount	380,560	85,471	299,970	290,108
Stock-based compensation	497,105	923,580	81,787	922,439
Impairment of fixed assets	488,274	—	—	—
Gain on disposal of equipment	—	—	(9,005)	(2,364,621)
Changes in operating assets and liabilities:
Receivables	2,908,202	(1,994,674)	732,294	1,382,273
Inventories	1,413,120	(2,208,757)	(3,318,880)	202,086
Prepaid expenses and other current assets	1,696,689	(683,329)	427,048	(1,353,542)
Other assets	(48,517)	(5,328)	(11,470)	(12,087)
Income tax receivable	—	—	(362,122)	379,527
Accounts payable, accrued expenses, accrued interest and other liabilities	(1,395,251)	(358,006)	7,470	9,102,618
Total adjustments	16,331,817	(4,856)	11,169,120	29,139,270
Net cash provided by (used in) operating activities	10,139,451	(6,539,820)	8,599,766	32,235,265

	For the Periods		Year Ended February 28
	June 13, 2006- February 28, 2007	March 1, 2006- June 12,2006	2006	2005
	(Post-Acquisition)	(Pre-Acquisition)
Cash flows from investing activities
Equity investment by Weston Presidio	45,761,997	—	—	—
Proceeds from sale of property, plant and equipment, net	—	—	—	4,003,727
Capital expenditures	(7,677,141)	(1,937,610)	(13,050,166)	(11,419,238)
Net cash provided by (used) in investing activities	38,084,856	(1,937,610)	(13,050,166)	(7,415,511)
Cash flows from financing activities
Merger consideration paid to former shareholders	(45,761,997)	—	—	—
Payments of long-term debt	—	(290,000)	(280,000)	(43,863,541)
Payments on revolving credit facility, net	—	—	—	(10,953,999)
Proceeds from note offering	—	—	—	160,200,180
Cash dividends	—	—	—	(96,788,801)
Prepayment penalties	—	—	—	(423,627)
Debt refinancing costs	—	—	(1,653)	(6,733,087)
Net cash (used in) provided by financing activities	(45,761,997)	(290,000)	(281,653)	1,437,125
Effect of foreign currency	(620,553)	362,212	597,086	702,150
Net increase (decrease) in cash and cash equivalents	1,841,757	(8,405,218)	(4,134,967)	26,959,029
Cash and cash equivalents at beginning of period	14,418,844	22,824,062	26,959,029	—
Cash and cash equivalents at end of period	$16,260,601	$14,418,844	$22,824,062	$26,959,029
Supplemental disclosure of cash flow information
Cash paid during the year for Interest	$8,000,787	$8,000,000	$16,128,129	$8,976,482
Cash paid during the year for Income taxes	$248,476	$20,804	$266,366	$834,721

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

February 28, 2007

1. Organization and Nature of Operations

The consolidated financial statements include the accounts of Cellu Tissue Holdings, Inc. (the “Company”) and its wholly-owned subsidiaries. The Company, a wholly-owned subsidiary of Cellu Paper Holdings, Inc. (the “Parent”), operates facilities in the United States and Canada. The Company manufactures specialty tissue paper for use in personal care products such as baby and adult diapers, incontinent products, surgical waddings and sanitary napkins and for use in fast food wrapping, gift wrapping and food service products. The Parent conducts no operating activities.

On June 12, 2006, the Parent consummated an Agreement and Plan of Merger with Cellu Parent Corporation (“Cellu Parent”), a corporation organized and controlled by Weston Presidio V, L.P. (“Weston Presidio”), and Cellu Acquisition Corporation (“Merger Sub”), a wholly-owned subsidiary of Cellu Parent and a newly-formed corporation indirectly controlled by Weston Presidio.  Pursuant to the agreement, on June 12, 2006, Merger Sub was merged with and into Parent, with the Parent surviving (the “Merger”).  Accordingly, the operating results and cash flows are presented in the accompanying financial statements on a pre-acquisition (period from March 1, 2006 to June 12, 2006) and post-acquisition (period from June 13, 2006 to February 28, 2007)) basis.

Beginning on June 13, 2006, the Company accounted for the Merger as a purchase in accordance with the provisions of Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, which resulted in a new valuation for the assets and liabilities of the Company based upon fair values as of the date of the Merger.  As allowed under SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances (“Push Down Accounting”), the Company has reflected all applicable purchase accounting adjustments in the Company’s consolidated financial statements for all periods subsequent to the Merger date.  Push Down Accounting requires the Company to establish a new basis for its assets and liabilities based on the amount paid for its equity at the close of business on June 12, 2006.  Accordingly, Cellu Parent’s ownership basis is reflected in the Company’s consolidated financial statements beginning upon completion of the Merger.  In order to apply Push Down Accounting, Cellu Parent’s purchase price of $207.8 million, including assumption of $162.0 million in aggregate principal amount of the Company’s outstanding 9.75% senior secured notes (the “Notes”), was allocated to the assets and liabilities based on their relative fair values.  The purchase price is subject to adjustment for certain tax benefits the Company may realize.  In addition, total consideration is subject to adjustment for up to an additional $35.0 million in contingent earnout consideration based upon the achievement of certain financial targets.  If any portion of the earned contingent payments is unable to be made, then Weston Presidio has agreed to provide the necessary funds to former holders of the Parent’s capital stock, options and warrants through an equity investment in Parent or otherwise.  In accordance with SFAS 141, the $35.0 million has been recognized as a liability and is recorded in other liabilities as of February 28, 2007.

Purchase price allocations are subject to refinement until all pertinent information is obtained.  The Company has allocated the excess of purchase price over the net assets acquired in the Merger based on its estimates of the fair value of assets and liabilities as follows:

Excess purchase price allocated to:
Inventories	$909,264
Property, plant and equipment	142,292,525
Trademarks	6,550,314
Long-term debt	(900,729)
Contingent consideration	(35,000,000)
Deferred income taxes	(50,830,323)
Total	$63,021,051

During the period from June 13, 2006 through February 28, 2007, the Company reflected $909,264 of excess purchase price allocated to inventory as a non-cash charge to cost of goods sold and $5,428,800 of additional depreciation expense in cost of goods sold as compared to the Company’s historical basis of accounting prior to the Merger.

The Company has estimated the fair value of its assets and liabilities as of the Merger, utilizing information available at the time the Company’s unaudited interim financial statements subsequent to the Merger were prepared and these estimates are subject to refinement until all pertinent information has been obtained.  At that time, the Company was in the process of obtaining outside third party appraisals of its intangible assets and finalizing the allocation within property, plant and equipment categories.  In the fourth quarter of the current fiscal year, the Company obtained a third party appraisal of its intangible assets.  As a result thereof, identifiable intangible assets of $6.6 million have been recorded with a corresponding reduction in property, plant and equipment.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.

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

Trade Receivables and Allowance for Doubtful Accounts

Trade receivables are stated at gross invoice amount, less discounts and provision for uncollectible accounts. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company estimates its allowance for doubtful accounts using two methods. First, the Company determines a specific reserve for individual accounts where information is available that the customer may have an inability to meet its financial obligation. Second, the Company estimates additional reserves for all customers based on historical write-offs. Accounts are charged-off against the allowance for doubtful accounts when the Company has exhausted all collection efforts and has deemed the accounts uncollectible.

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

Asset Impairment

The Company evaluates the appropriateness of the carrying amounts of its long-lived assets at least annually, or whenever indicators of impairment are deemed to exist. In the fourth quarter 2007, the Company made the decision to shut down its machine-glazed paper machine at its Interlake facility permanently (see Note 15) and accordingly, has recorded an impairment charge of $488,274, which is reflected as a separate line item in the Company’s statements of operations.  The Company believes that as of February 28, 2007 there are no significant impairments of the carrying amounts of such assets and no reduction in their estimated useful life is warranted.

Debt Issuance Costs

Debt issuance costs are amortized over the term of the related debt agreement.

Goodwill and Trademarks

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Goodwill is not amortized, but tested for impairment annually at year-end, and at any time when events suggest impairment may have occurred.  The Company’s goodwill impairment test is performed by comparing the net present value of projected cash flows to the carrying value of goodwill.  The Company incorporates assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows.  In the event the carrying value of a reporting unit exceeded its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeded its implied fair value.  No goodwill impairments were recorded during the periods from March 1, 2006 to June 12, 2006 (pre-acquisition) and for fiscal year 2006 or 2005.  The goodwill balance as of June 12, 2006 of $13,723,935 has been eliminated through the Merger purchase price allocation.

Trademarks are not amortized but tested for impairment annually at the end of our second quarter, and at any time when events suggest impairment may have occurred.  Our impairment test is performed by comparing the net present value of projected cash flows to the carrying value of the trademarks.  We incorporate assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows.  In the event the carrying value of a reporting unit exceeds our fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s trademarks exceed their implied fair value.  No trademark impairments were recorded during the period from June 13, 2006 to February 28, 2007 (post-acquisition).

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

On June 12, 2006, the Board of Directors of Cellu Parent adopted the 2006 Stock Option and Restricted Stock Plan (the “Plan”).  Under the Plan, the Plan Administrator may make awards of options to purchase shares of common stock of Cellu Parent and/or awards of restricted shares of common stock of Cellu Parent.  A maximum of 8,095 shares of common stock of Cellu Parent may be delivered in satisfaction of awards under the Plan, determined net of shares of common stock withheld by Cellu Parent in payment of the exercise price of an award or in satisfaction of tax withholding requirements.  Key employees and directors of, and consultants and advisors to, Cellu Parent or its affiliates who, in the opinion of the Plan Administrator, are in a position to make a significant contribution to the success of Cellu Parent and its affiliates are eligible to participate in the Plan.   Stock options are granted at the fair market value of the Cellu Parent’s stock on the date of grant and have a 10-year term.  Generally, stock option grants vest ratably over four years from the date of grant.  The following describes how certain assumptions affecting the estimated fair value of stock options are determined.  The dividend yield is zero; the volatility is based on historical market value of the Company’s stock; and the risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option.  The Company uses historical value to estimate exercise, termination and holding period behavior for valuation purposes.  A summary of the option activity as of February 28, 2007 and changes during the period from June 13, 2006 to February 28, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, June 13, 2006	—	$—	—
Granted	575	$426.69	9.5 Years
Outstanding, February 28, 2007	575	$426.69	9.5 Years
Exercisable, February 28, 2007	—	$—	—

The fair value of the stock option grant was estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average assumptions used to value the grants were: no dividend yield; 22.5% volatility; 4.9% risk free interest rate; and 10-year expected life.  The weighted average fair value of stock options granted was $196.77 per share and the unrecognized total compensation cost as of February 28, 2007 related to nonvested awards is $99,111.

On June 12, 2006, Cellu Parent entered into Restricted Stock Agreements with the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, pursuant to which Cellu Parent granted 3,778 restricted shares of its common stock to the Chief Executive Officer and 1,349 restricted shares of its common stock to each of the other two named individuals pursuant to the Plan.  The shares will vest and cease to be restricted in four equal annual installments commencing on June 12, 2007, as long as the named individual, as the case may be, is continuously employed by the Company until each such vesting date with respect to his or her shares.  Any restricted stock outstanding at the time of a Covered Transaction (as defined in the Plan) shall become vested and cease to be restricted stock at that time.  Additionally, the Parent has agreed to pay an additional amount to the named individuals, as the case may be, to fully gross up him or her as applicable, for the amount included in gross income for income tax purposes as a result of making a Section 83(b) election under the Internal Revenue Code of 1986, as amended, or the payment of any gross-up amount payment.  All named individuals have made a timely Section 83(b) election and the Company has made the gross-up amount payment for two of the named individuals.

For the period from June 13, 2006 to February 28, 2007, the Company has recorded $489,661 of compensation expense related to the vesting of the above grants in accordance with SFAS 123R.  Immediately prior to consummation of the Merger, there were 341.3 restricted shares of Parent’s common stock.  In accordance with the terms of the old Plan, the restricted stock immediately vested.  Accordingly, for the period from March 1, 2006 to June 12, 2006, the Company recorded $923,580 of compensation expense related to the vesting of the above restricted stock in accordance with SFAS 123R.

In connection with the Company’s debt transaction (Note 6), the Company accelerated vesting of all unvested employee stock options at that time.  The Company has estimated and recognized $81,787 and $533,551 of compensation expense in the fiscal year ended February 28, 2006 and 2005, respectively, associated with employees that actually benefited from the accelerated vesting of the stock options.  No additional expense needed to be recognized after March 2006 as the original vesting period associated with the options had expired.

Derivatives and Hedging

The Company uses derivative financial instruments to offset a substantial portion of its exposure to market risk arising from changes in the price of natural gas.  Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as hedges of specific quantities of natural gas expected to be purchased in future months.    These contracts are held for purposes other than trading and are designated as cash flow hedges.  The Company measures hedge effectiveness by formally assessing, at least quarterly, the correlation of the expected future cash flows of the hedged item and the derivative hedging instrument.  The ineffective portions of the hedges are recorded in the statement of operations in the current period.  As the hedges were highly effective for the periods from March 1, 2006 to June 12, 2006 and from June 13, 2006 to February 28, 2007, the Company experienced minimal impact to operating results.  The effective portion of the hedges is recorded in accumulated comprehensive income.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” All balance sheet accounts are translated at current exchange rates; income and expenses are translated using weighted average exchange rates during the applicable fiscal year. Resulting translation adjustments are reported in other comprehensive income (loss).

Included in foreign currency translation adjustments for the fiscal year ended February 28, 2006 is a one-time adjustment of $2.6 million to correct the cumulative effect of improperly translating the value of property, plant and equipment.  Historically, the translation of these assets from Canadian dollars to U.S. dollars had been occurring at historical rates, as opposed to actual month-end rates, as required under SFAS 52, “Foreign Currency Translation.”

Concentrations

For the period from June 13, 2006 to February 28, 2007 no customer comprised more than 10% of sales.  For the period March 1, 2006 to June 12, 2006, fiscal year 2006 and 2005, one customer comprised 10.3%, 12.3% and 17.6%, respectively of sales. These sales were in the Company’s tissue segment for the period from March 1, 2006 to June 12, 2006 and for fiscal year 2006 and 2005.

Labor Concentration

At February 28, 2007, approximately 72% of the Company’s active full-time employees were represented by either the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union (“USW”) or Independent Paper Workers of Canada through various collective bargaining agreements that expire between August 2008 and February 2010.   In July 2005, the USW was elected to represent 84 hourly employees at our Mississippi facility, and was certified by the National Labor Relations Board as the exclusive collective bargaining representative of such employees.  The Company is currently in the process of negotiating a collective bargaining agreement with USW.

Shipping and Handing Costs

The Company classifies third-party inbound shipping and handling costs as a component of cost of goods sold.  The Company classifies outbound shipping and handling costs as a reduction of sales.  The outbound costs were $6,175,268, $2,501,880, $8,530,418 and $7,254,504 for the period from June 13, 2006 to February 28, 2007, March 1, 2006 to June 12, 2006 and for the years ended February 28, 2006 and 2005, respectively.

Considerations Paid to Resellers

The Company recognizes consideration paid to a reseller of its products as a reduction of the selling price of its products sold and therefore, reduces net sales in the Company’s statement of operations.

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

New Accounting Standards

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

In September 2006, the FASB issued FAS No. 157,”Fair Value Measurements” (“SFAS 157”).  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, as well as, interim periods within such fiscal years.  SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed.  SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data.  The Company is currently assessing the impact that SFAS will have on its results of operations and financial position.

3. Inventories

Components of inventories are as follows:

	February 28	February 28
	2007	2006

Finished goods	$18,896,790	$18,072,976
Raw materials	2,742,025	2,624,006
Packaging materials and supplies	7,210,268	7,446,184
	28,849,083	28,143,166

Reserve for obsolescence	(133,588)	(223,218)
	$28,715,495	$27,919,948

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	February 28	February 28
	2007	2006
Land and improvements	$4,129,581	$7,272,169
Buildings and improvements	22,464,389	33,028,237
Machinery and equipment	212,598,587	146,515,139
Furniture and fixtures	37,610	511,482
Computer hardware and software	2,892,082	3,989,097
Construction-in-progress	2,862,976	12,952,381
	244,985,225	204,268,505
Less accumulated depreciation	(16,133,460)	(106,178,054)
	$228,851,765	$98,090,451

5. Debt Issuance Costs

Debt issuance costs consist of the following:

February 28
2006

Debt issuance costs	$8,541,986
Less accumulated amortization	(2,796,003)
$5,745,983

Amortization expense for the period from March 1, 2006 to June 12, 2006 and for the fiscal years 2006 and 2005 of $405,568, $1,423,388 and $1,406,118, respectively, has been included in interest expense on the respective statements of operations.  The unamortized debt issuance costs as of June 12, 2006 of $5,340,415 have been eliminated through the Merger purchase price allocation and the fair value assigned to the Company’s debt.  Accordingly, there are no debt issuance costs as of February 28, 2007.

6. Long-Term Debt

Long-term debt consists of the following:

	February 28	February 28
	2007	2006
Senior secured 9 3/4 % notes due 2010	$162,000,000	$162,000,000
Less discount	(1,644,493)	(1,209,742)
	160,355,507	160,790,258
Industrial revenue bond payable, in annual installments, plus interest ranging from 4.8% to 6.65%, due in 2006	—	290,000
	160,355,507	161,080,258

Less current portion of debt	—	(290,000)
	$160,355,507	$160,790,258

In March 2004, the Company completed a private offering of $162.0 million aggregate principal amount of 9 ¾% senior secured notes due 2010 (the “Notes”).  The Company raised $152.2 million, net of debt issuance costs of $8.0 million and original issuance discount of $1.8 million.  At the same time, the Company entered into a new $30.0 million revolving working capital facility with CIT Group/Business Credit Inc.  A portion of the proceeds, along with a drawdown from the working capital facility, were used to pay off existing debt of approximately $56.0 million.  Furthermore, the Company used an aggregate $100.2 million of the proceeds to fund a stockholder dividend to Parent to repurchase a portion of its common stock and warrants ($96.8 million) and compensation from the redemption of stock options ($3.4 million).  As a result of the extinguishment of debt, approximately $2.9 million of debt issuance costs previously capitalized were written off and the Company incurred approximately $.4 million in prepayment penalties.  The total amount of $3.3 million is reflected in write-off of debt issuance costs and prepayment penalties on the fiscal year 2005 income statement.

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

In connection with the Merger, the Company solicited consents with respect to the Notes. Consents were received with respect to 100% of the aggregate outstanding principal amount of the Notes. The Company accepted all of the consents delivered in the consent solicitation and paid to the consenting noteholders a consent fee of $40 per $1,000 principal amount of Notes for which they delivered consents.  These payments were made in the Company’s second quarter of the fiscal year ended February 28, 2007.  These payments, along with other transaction costs totaling $5.9 million, are reflected as merger-related transaction costs on the statement of operations for the period March 1, 2006 through June 12, 2006.  The Company incurred an additional $.1 million in merger-related transaction costs for the period June 13, 2006 to February 28, 2007.   As a result of the acceptance by the Company of the consents delivered by noteholders and the completion of the consent solicitation, the amendments to the indenture governing the Notes described in the Consent Solicitation Statement dated May 9, 2006 and related Supplement dated May 24, 2006 have become operative and the Company was not required to make a change of control offer to purchase any Notes in connection with the Merger.

The Company entered into a Credit Agreement, dated as of June 12, 2006 (the “Credit Agreement”), among the Company, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of the Company, as Canadian Borrower, Parent, the other loan guarantors party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and the other lenders party thereto.  The Credit Agreement provides for a $35.0 million working capital facility, including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. An amount equal to $32.0 million is available, in U.S. dollars, to the U.S. Borrower under the facility, and an amount equal to $3.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility.  As of February 28, 2007, there were no outstanding borrowings under the working capital facility.

7. Stockholders’ Equity (Deficiency)

The equity as of February 28, 2007 is reflective of the equity invested in the Company relative to the Merger offset by the net loss generated for the period June 13, 2007 to February 28, 2007 and other equity activity for this period.

The Company used approximately $96.8 million of the proceeds from the issuance of the Notes to fund a stockholder dividend to the Parent to purchase shares of the Parent’s common stock and warrants.  Approximately $66.0 million was charged to capital in excess of par value and the remaining $30.8 million was charged to accumulated earnings, resulting in a deficiency as of February 28, 2006.

8.  Gain on Sale of Equipment

In July 2004, the Company sold a previously idled paper machine at its Menominee mill and recorded a gain on the sale of $2.4 million, which is included in other income on the 2005 income statement.  The net proceeds from the sale were $4.0 million (gross proceeds of $5.2 million less brokerage fees and other direct costs of $1.2 million).  All monies were received in fiscal year 2005.

9. Income Taxes

The provision for income taxes (benefit) consisted of the following:

	For the Periods		Year Ended February 28
	June 13, 2006- February 28, 2007	March 1, 2006- June 12, 2006	2006	2005
	(Post-Acquisition)	(Pre-Acquisition)
Current:
Federal	$1,398,110	$(1,509,493)	$(1,029,216)	$(1,881,077)
State	27,750	9,250	177,000	423,000
Foreign	1,337,253	(57,095)	232,465	(46,937)
	2,763,113	(1,557,338)	(619,751)	(1,505,014)

Deferred:
Federal	(5,645,456)	(404,831)	(2,569,061)	1,434,269
State	(362,209)	(14,288)	(387,963)	111,890
Foreign	(643,424)	23,095	36,459	903,351
	(6,651,089)	(396,024)	(2,920,565)	2,449,510

Valuation allowance	—	—	(34,816)	(1,018,141)
	$(3,887,976)	$(1,953,362)	$(3,575,132)	$(73,645)

The foreign portion of the provision for income taxes is a result of operations at one of the Company’s subsidiaries, Interlake Acquisition Corporation Limited, in Canada.  The Company provides tax on foreign earnings that are remitted or deemed to be remitted.

The reconciliation of income tax benefit on (loss) income at the U.S. federal statutory tax rates to the effective income tax rates is as follows:

	For the Periods		Year Ended February 28
	June 13, 2006- February 28,2007	March 1, 2006- June 12, 2006	2006	2005
	(Post-Acquisition)	(Pre-Acquisition)

Tax at US statutory rate	$(4,114,274)	$(2,852,705)	$(2,089,125)	$1,027,599
Tax at foreign statutory rate	707,163	(34,306)
State taxes, net of federal benefit	(377,954)	24,994	(210,963)	279,180
Foreign non-deductible expense	525	175	680	588,200
Non-deductible employee expense	—	—	—	181,407
U.S. non-deductible items	2,060	908,480	38,643	22,733
Change in valuation allowance	—	—	(34,816)	(1,018,141)
Provision to return changes	—	—	(1,215,247)	(214,386)
Canadian withholding tax	—	—	136,917	—
Amended return changes	—	—	—	(323,814)
Net operating loss	—	—	—	(308,473)
Alternative minimum tax	—	—	—	(240,000)
Other	(105,496)	—	(201,221)	(67,950)
Income tax benefit	$(3,887,976)	$(1,953,362)	$(3,575,132)	$(73,645)

The reduction in the valuation allowance during fiscal year 2006 and fiscal year 2005 relates to the utilization of Canadian NOLs, as the subsidiary was profitable in fiscal year 2006 and fiscal year 2005.

The components of pretax (loss) income consist of the following:

	For the Periods	Year Ended February 28
	June 13, 2006-	March 1, 2006-
	February 28, 2007	June 12, 2006	2006	2005
	(Post-Acquisition)	(Pre-Acquisition)
United States	$(12,100,807)	$(8,390,310)	$(6,349,474)	$2,107,142
Foreign	2,020,465	(98,016)	204,988	915,208
Total pretax (loss) income	$(10,080,342)	$(8,488,326)	$(6,144,486)	$3,022,350

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	February 28	February 28
	2007	2006

Deferred tax assets:
Compensation and benefits	$565,512	$580,566
NOL carryforward	5,574,218	2,024,343
Accounts receivable	189,630	119,945
Contingent consideration	13,979,000	—
Refinancing costs	2,199,924	—
Other	253,710	850,569
Total deferred tax assets	22,761,994	3,575,423

Deferred tax liabilities:
Goodwill	—	(812,525)
Restricted stock	(908,299)	—
Property, plant and equipment	(65,826,158)	(13,705,430)
Other	(206,771)	(87,612)
Total deferred tax liabilities	(66,941,228)	(14,605,567)

Valuation allowance	—	—
Net deferred tax liability	$(44,179,234)	$(11,030,144)

Deferred income taxes are included in the balance sheets as follows:

	February 28	February 28
	2007	2006
Current deferred income tax assets	$6,498,098	$2,931,599
Noncurrent deferred income tax liabilities	(50,677,332)	(13,961,743)
	$(44,179,234)	$(11,030,144)

The temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are net operating loss carryforwards, differences between financial statement and tax bases of property, plant and equipment, the allowance for doubtful accounts and other miscellaneous reserves.

As of February 28, 2007, the Company had federal NOLs of approximately $14,245,000, which begin to expire in 2021 and state net NOLs of approximately $12,305,000, which begin to expire in 2019.

10. Retirement Plan

The Company has a Savings Incentive and Profit-Sharing Plan (the “Plan”) qualified under Section 401(k) of the Internal Revenue Code. The Plan covers all employees who are 21 years of age or older with one or more years of service. Employees may contribute up to 20% of their annual compensation (subject to certain statutory limitations) to the Plan through voluntary salary deferred payments. The Company matches 100% of the employees’ contribution up to 2% of the employees’ salary and 70% of the remaining employees’ contribution up to 6% of the employees’ salary. The Company contributed $1,096,118, $471,808, $1,782,923 and $1,400,740 to the Plan for the period from June 13, 2006 to February 28, 2007, March 1, 2006 to June 12, 2006 and for the years ended February 28, 2006 and 2005, respectively.

11. Commitments and Contingencies

The Company leases certain warehouses, vehicles and equipment under noncancelable operating leases, which expire at varying times through February 2011. Future minimum lease obligations at February 28, 2007 are as follows:

Year ending:
2008	$2,357,202
2009	1,992,889
2010	1,497,184
2011	138,582
$5,985,857

Operating lease and rental expenses aggregated $1,918,784, $764,573, $3,160,316 and $3,111,791 for the period from June 13, 2006 to February 28, 2007, March 1, 2006 to June 12, 2006 and for the years ended February 28, 2006 and 2005, respectively.

In the normal course of business, the Company is involved in various claims. The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The amount recorded for identified contingent liabilities is based on estimates and is not material.

The Company enters into agreements with various pulp vendors to purchase various amounts of pulp over the next two to three years.  These commitments require purchases of pulp up to approximately 114,000 metric tons per year, at pulp prices below published list prices and allow the Company to shift a portion of its pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall. The Company believes that its current commitment under these arrangements or their equivalent approximates 70% of its annual budgeted pulp needs.  The future purchase value of the contracts, valued at the February 28, 2007 price, is $190,611,400.

12. Related Party Transactions

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

Management fees paid to Weston Presidio Service Company of $302,812 for the period June 13, 2006 to February 28, 2007 are reflected in selling, general and administrative expenses.

Management fees and out-of-pocket expenses paid to Charterhouse Group International, Inc. (“Charterhouse”) (the former majority stockholder of the Parent) of $153,482, $450,768 and $456,239 for the period March 1, 2006 to June 12, 2006 and in fiscal years 2006 and 2005, respectively, are reflected in selling, general and administrative expenses.

13. Business Segments

The Company operates in two reportable business segments: tissue and machine-glazed paper. The Company assesses the performance of its reportable business segments using income from operations. Income from operations excludes interest income, interest expense, income tax expense (benefit), write-off of debt issuance costs and prepayment penalties, the impact of foreign currency gains and losses and gain on sale of equipment. A portion of corporate and shared expenses is allocated to each segment. Included in loss from operations for the period June 13, 2006 to February 28, 2007 is $142,079 of merger-related transaction costs, $240,218 of restructuring costs, $909,264 for a non-cash charge to cost of goods sold related to excess purchase price allocated to inventory and $5,428,800 of additional depreciation expense related to excess price allocated to property, plant and equipment.  Of these amounts, $92,351, $156,142, $591,022 and $3,528,720, respectively, impacts the tissue segment and $49,728, $84,076, $318,242 and $1,900,080, respectively impacts the machine-glazed paper segment.  Included in loss from operations for the period March 1, 2006 to June 12, 2006 is $5,933,265 of merger-related transaction costs.  Of this amount, $3,856,622 impacts the tissue segment and $2,076,643 impacts the machine-glazed paper segment.  Also, included in loss from operations for the periods June 13, 2006 to February 28, 2007 are compensation charges of $3,825,919 related to non-cash compensation expense related to the vesting of restricted stock awards, payments of taxes associated with such awards and other compensation expense related to the Merger.  Of these amounts, $1,640,583 and $846,264, respectively, impact the tissue segment and $883,391 and $455,681, respectively, impact the machine-glazed paper segment.  Also, included in loss from operations for the period March 1, 2006 to June 12, 2006 are compensation charges of $923,580 related to restricted stock grants prior to the Merger that vested immediately upon the Merger and normal vesting related to restricted stock grants made after the Merger.  Of this amount, $323,253 impacts the machine-glazed paper segment and $600,327 impacts the tissue segment.   Included in fiscal year 2006 income from operations is $1,050,363 related to restructuring activities.  Of this amount, $774,187 impacts the machine-glazed paper segment and $276,176 impacts the tissue segment.  Also included in fiscal year 2006 income from operations is $2,284,475 million of terminated merger-related transaction costs.  Of this amount, $799,567 impacts the machine-glazed paper segment and $1,484,908 impacts the tissue segment.

Segment assets primarily include mill property, plant and equipment, raw material, packaging and finished product inventories and accounts receivable. Corporate assets primarily include prepaid expenses and other current assets, income taxes and debt issuance costs.

	For the Periods		Year Ended February 28
	June 13, 2006-	March 1, 2006-
	February 28, 2007	June 12, 2006	2006	2005
	(Post-Acquisition)	(Pre-Acquisition)
Net Sales
Tissue	$170,310,446	$67,199,611	$232,864,518	$230,369,609
Machine-glazed paper	70,926,146	27,042,321	95,968,346	102,523,435
Consolidated	$241,236,592	$94,241,932	$328,832,864	$332,893,044
Income (Loss) from Operations
Tissue	$2,165,197	$(1,210,487)	$8,372,803	$14,656,409
Machine-glazed paper	(1,150,327)	(2,119,523)	3,060,238	7,298,531
Consolidated	1,014,870	(3,330,010)	11,433,041	21,954,940
Write-off of debt issuance costs and prepayment penalties	—	—	—	(3,318,495)
Interest expense, net	(11,468,975)	(4,896,355)	(17,076,757)	(17,427,888)
Net foreign currency transaction gain (loss)	359,236	(289,010)	(503,262)	(633,172)
Other income	14,527	27,049	2,492	2,446,965
Pretax (loss) income	$(10,080,342)	$(8,488,326)	$(6,144,486)	$3,022,350

Capital Expenditures
Tissue	$6,079,263	$1,355,009	$11,770,818	$9,778,871
Machine-glazed paper	1,597,878	582,601	1,279,348	1,640,367
Consolidated	$7,677,141	$1,937,610	$13,050,166	$11,419,238

Depreciation
Tissue	$11,186,520	$2,981,837	$9,686,799	$8,769,253
Machine-glazed paper	4,621,292	1,129,705	4,757,120	5,453,927
Corporate	325,648	115,101	410,102	634,934
Consolidated	$16,133,460	$4,226,643	$14,854,021	$14,858,114

	February 28	February 28
	2007	2006
Segment assets
Tissue	$214,039,270	$132,161,765
Machine-glazed paper	79,277,799	50,420,559
Corporate assets	31,951,675	27,649,790
Consolidated	$325,268,744	$210,232,114

Goodwill
Tissue		$9,021,495
Machine-glazed paper		4,702,440
Consolidated		$13,723,935

14. Geographic Data

Net sales and long-lived assets by geographic area are as follows:

	For the Periods		Year Ended February 28
	June 13, 2006-	March 1, 2006-
	February 28, 2007	June 12, 2006	2006	2005
	(Post-Acquisition)		(Pre-Acquisition)

Net Sales
United States	$208,880,170	$80,395,283	$284,737,873	$286,721,458
Other	42,990,743	17,787,863	58,461,671	58,079,541
Sub-total	251,870,913	98,183,146	343,199,544	344,800,999

Sales deductions	10,634,321	3,941,214	14,366,680	11,907,955
Consolidated	$241,236,592	$94,241,932	$328,832,864	$332,893,044

	February 28	February 28
	2007	2006
Property, Plant and Equipment
United States	$200,839,945	$87,607,346
Other	28,011,820	10,483,105
Consolidated	$228,851,765	$98,090,451

15.  Restructuring Activities

On September 26, 2005, the Company announced to its employees its intention to indefinitely idle one of its paper machines at its Interlake facility in Ontario, Canada effective November 21, 2005.   This decision was due to significant increases in manufacturing costs that the Company was unable to pass on to the machine-glazed segment market.  As a result of this action, 48 employees were terminated on that date.   In connection therewith, the Company estimated severance costs of $741,923 (“Interlake restructuring”).   The Company also recorded $289,670 related to severance costs associated with a change in the corporate organizational structure of the Company (“Corporate restructuring”).  The total restructuring costs of $1,031,593 were recorded in the third quarter 2006 in the Company’s statement of operations.  In the fourth quarter 2006, the Company determined that the Interlake restructuring reserve needed to be adjusted downward by $116,447 and additional costs of $135,217 related to the corporate restructuring were recorded.  Accordingly, for the fiscal year ended February 28, 2006 restructuring costs of $1,050,363 million were recorded as a separate line item in the Company’s statement of operations.

As of February 28, 2007, the restructuring accrual on the balance sheet is approximately $.1 million related to the corporate restructuring.

In the fourth quarter 2007, the Company made the decision to shut down the Interlake paper machine permanently and accordingly, has recorded an impairment charge of $488,274, which is reflected as a separate line item in the Company’s statement of operations.

16.  Bonus Agreements

On March 27, 2006, the Company entered into agreements with Russell Taylor, its President and Chief Executive Officer; Dianne Scheu, its Senior Vice President, Finance and Chief Financial Officer; and Steven Ziessler, its President, Tissue & Machine-Glazed and Chief Operating Officer, pursuant to which each received a lump sum cash payment equal to one year’s current base salary.  Mr. Taylor’s current base salary is $425,000, Ms. Scheu’s current base salary is $230,000 and Mr. Ziessler’s current base salary is $250,000.  The payment does not affect any other terms of such executive’s employment arrangements with the Company and will not be taken into account in computing any future compensation.

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

17.   Subsequent Event

On March 21, 2007, the Company consummated a definitive merger agreement (the “Merger Agreement”) with CityForest Corporation (“CityForest”), Cellu City Acquisition Corporation (“Cellu City Merger Sub”) and Wayne Gullstad as the shareholders’ representative.  Pursuant to the Merger Agreement, and subject to the terms and conditions therein, Cellu City Merger Sub, a wholly-owned subsidiary of the Company, merged with and into CityForest, with CityForest surviving and becoming a wholly-owned subsidiary of the Company.  The aggregate merger consideration paid (including assumption of $18.5 million in aggregate principal amount of industrial revenue bonds) was approximately $61.0 million subject to certain working capital and net cash adjustments. In connection with the Merger Agreement, the following agreements were entered into:

Note Purchase Agreement

The Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Wingate Capital Ltd. (the “Purchaser”), dated March 21, 2007, pursuant to which Cellu Tissue issued and sold $20,255,572 aggregate principal amount of unregistered 9 3/4% Senior Secured Notes due 2010 (the “Notes”) to the Purchaser for the purchase price of $20,000,007 which is equal to 98.7383% of the aggregate principal amount of the Notes.  The Notes were issued pursuant to and will be governed by the Indenture, dated as of March 12, 2004 (as amended and supplemented, the “Cellu Tissue Indenture”) among the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as successor trustee to the Bank of New York (the “Trustee”).  The proceeds of the sale were used to finance a portion of the acquisition.

Second Supplemental Indenture

The Company, certain of its subsidiaries, the Trustee and CityForest have executed the Second Supplemental Indenture, dated March 21, 2007 (the “Second Supplemental Indenture”), pursuant to which CityForest became a party to the Cellu Tissue Indenture as a subsidiary guarantor.  As a subsidiary guarantor, CityForest, on a joint and several basis with all the existing subsidiary guarantors, fully, unconditionally and irrevocably guarantees to each holder of the Notes and the Trustee the obligations of Company under its Indenture and the Notes.

Amendment to Credit Agreement

The Company has entered into a First Amendment, dated March 21, 2007 (the “Amendment”), to the Credit Agreement dated June 12, 2006 (as amended by the Amendment, the “Amended Credit Agreement”) among Cellu Tissue, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of Cellu Tissue, as Canadian Borrower, certain subsidiaries of Cellu Tissue, Cellu Paper Holdings, Inc., the parent corporation of Cellu Tissue, JPMorgan Chase Bank, N.A. (the “U.S. Administrative Agent”) and JPMorgan Chase Bank, N.A., Toronto Branch (the “Canadian Administrative Agent”).

The Amendment (1) increases the working capital facility from $35.0 million to $40.0 million, (2) permits the issuance and sale by Cellu Tissue of the Notes, (3) provides for the consummation of the Acquisition and the conversion by CityForest from a Minnesota corporation to a Minnesota limited liability company, (4) permits the assumption of approximately $18.5 million in aggregate principal amount of indebtedness of CityForest in connection with the Acquisition in accordance with the terms of the CityForest Bond Documents (as defined below under “CityForest Bond Documents”), and (5) permits the guarantee by Cellu Tissue of certain obligations of CityForest under the CityForest Bond Documents.  In connection with the Amendment, CityForest became a guarantor of the obligations of the borrowers under the Amended Credit Agreement.

CityForest Bond Documents

CityForest is party to a Loan Agreement, dated March 1, 1998 (the “Loan Agreement”), with the City of Ladysmith, Wisconsin (the “Issuer”).  Pursuant to the Loan Agreement, the Issuer loaned the proceeds of the Issuer’s Variable Rate Demand Solid Waste Disposal Facility Revenue Bonds, Series 1998 (CityForest Corporation Project) (the “Bonds”) to CityForest to finance the construction by CityForest of a solid waste disposal facility.  Approximately $18.5 million in aggregate principal amount of the Bonds was outstanding as of the date of the Acquisition.  CityForest is required, under the terms of the Indenture of Trust governing the Bonds (the “CityForest Indenture”), to provide a letter of credit in favor of the trustee under the CityForest Indenture (the “Bonds Trustee”).  CityForest has entered into an Amended and Restated Reimbursement Agreement, dated March 21, 2007 (the “Reimbursement Agreement” and, together with the CityForest Indenture and the Loan Agreement, the “CityForest Bond Documents”), with Associated Bank, National Association (“Associated Bank”), pursuant to which Associated Bank has extended the required letter of credit (the “Associated Bank Letter of Credit”) and has provided a revolving credit facility to CityForest in an aggregate principal amount of up to $3.5 million (the “Associated Bank Revolving Credit Facility”).

The Bonds Trustee is permitted to draw upon the Associated Bank Letter of Credit to pay principal and interest due on the Bonds, and to provide liquidity to purchase Bonds put to CityForest by bondholders and not remarketed; and CityForest is obligated under the Reimbursement Agreement to reimburse Associated Bank for any such draws. CityForest is also obligated to pay a fee in respect of the aggregate amount available to be drawn under the Associated Bank Letter of Credit at a rate per annum initially equal to 1.25%, subject to adjustment on a quarterly basis based on CityForest’s leverage.  The expiration date of the Associated Bank Letter of Credit is February 15, 2011.

Amounts borrowed by CityForest under the Associated Bank Revolving Credit Facility bear interest at a rate per annum equal to the LIBOR Rate (as defined in the Reimbursement Agreement), plus an applicable margin. The applicable margin percentage initially is 1.75%, subject to adjustment on a quarterly basis based upon CityForest’s leverage.  During the continuance of an event of default, the outstanding principal balance bears interest at a rate per annum equal to the then applicable interest rate plus 2.00%.  CityForest is also obligated to pay a commitment fee in respect of any unused commitment under the Associated Bank Revolving Credit Facility in an amount equal to 0.50% per annum.  In addition, subject to certain exceptions, if CityForest terminates the Associated Bank Revolving Credit Facility prior to February 15, 2009, CityForest is obligated to pay to Associated a Bank a fee equal to 1.00% of the commitment then being terminated. The maturity date of the Associated Bank Revolving Credit Facility is February 15, 2011.

The Reimbursement Agreement requires scheduled semi-annual payments of principal of the Bonds equal to approximately 2% of the principal amount outstanding as of the date of the Acquisition, with the balance payable at maturity of the Bonds on March 1, 2028. The Reimbursement Agreement also contains a number of other provisions regarding reserve funds and other mandatory and optional repayments in connection with the Bonds.  In addition, the Reimbursement Agreement provides that in certain circumstances where the Company incurs Indebtedness in excess of amounts currently permitted under its Indenture or refinances the indebtedness issued under its Indenture, Associated Bank may require CityForest to repay all of its obligations to Associated Bank under the Reimbursement Agreement and either to cause the Bonds to be redeemed or to replace the Associated Bank Letter of Credit with a Substitute Credit Facility, as such term is defined in the CityForest Indenture.

The Reimbursement Agreement contains various affirmative and negative covenants customary for working capital and term credit facilities, as well as additional covenants relating to the Bonds.  The negative covenants include limitations on: indebtedness; liens; acquisitions, mergers and consolidations; investments; guarantees; asset sales; sale and leaseback transactions; dividends and distributions; transactions with affiliates; capital expenditures; and changes to the status of the Bonds. CityForest is also required to comply on a quarterly basis with a maximum leverage covenant and a minimum fixed charge coverage covenant.

The Reimbursement Agreement also contains customary events of default, including:  payment defaults; breaches of representations and warranties; covenant defaults; cross-defaults to certain other debt, including the Notes and indebtedness under the Amended Credit Agreement; certain events of bankruptcy and insolvency; judgment defaults; certain defaults related to the Employee Retirement Income Security Act of 1974, as amended; and a change of control of CityForest or Cellu Tissue.

The Company has guaranteed all of the obligations of CityForest under the Reimbursement Agreement, pursuant to a Guaranty, dated March 21, 2007 (the “Cellu Tissue Guaranty”), executed by Cellu Tissue in favor of Associated Bank. In addition, the obligations of CityForest under the Reimbursement Agreement are secured by first-priority liens in favor of Associated Bank in all of CityForest’s assets.  The U.S. Administrative Agent, the Canadian Administrative Agent, Associated Bank and CityForest have entered into an Intercreditor Agreement, dated March 21, 2007, which sets forth the respective rights and priorities of Associated Bank, on the one hand, and the U.S. Administrative Agent and the Canadian Administrative Agent, on the other hand, as to the collateral of CityForest securing the Reimbursement Agreement and the Amended Credit Agreement.

18.  Quarterly Results of Operations (Unaudited)

Year Ended February 28, 2007	First Quarter	May 26, 2006- June 12, 2006	June 13, 2006- August23 ,2006	Third Quarter	Fourth Quarter	Year
Net sales	$78,641,977	$15,599,955	$68,562,386	$83,281,206	$89,393,000	$335,478,524
Gross profit (1)	$6,850,819	$1,337,301	$3,344,627	$5,890,779	$3,683,031	$21,106,557
Income(loss) from operations (2)	$3,576,308	$(6,906,318)	$(912,630)	$2,426,928	$(499,428)	$(2,315,140)
Net loss	$(475,652)	$(6,059,312)	$(2,619,388)	$(1,074,735)	$(2,498,243)	$(12,727,330)

Year Ended February 28, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$77,643,998	$86,017,502	$81,512,440	$83,658,924	$328,832,864
Gross profit	$6,993,839	$7,622,737	$6,728,624	$6,376,518	$27,721,718
Income from operations (3)	$3,868,358	$3,701,395	$838,065	$3,025,223	$11,433,041
Net loss	$(110,172)	$(855,779)	$(1,230,465)	$(372,938)	$(2,569,354)

(1)                                  Gross profit for the period from June 13, 2006 to August 23, 2006, for the third quarter of fiscal year 2007 and for the fourth quarter of fiscal year 2007 includes $1.5 million, $1.9 million and $2.0 million, respectively, for additional depreciation expense related to excess purchase price allocated to property, plant and equipment.  Also, included in gross profit for the period from June 13, 2006 to August 23, 2006 is a $.9 million non-cash charge to cost of goods sold related to excess purchase price allocated to inventory.

(2)                                  Income from operations for the period March 1, 2006 to June 12, 2006, for the period June 13, 2006, for the third quarter of fiscal year 2007 and for the fourth quarter of fiscal year 2007 includes $1.3 million, $1.8 million, $.4 million and $.3 million, respectively, related to non-cash compensation expense related to the vesting of restricted stock awards, payments of taxes associated with such awards and other compensation expense related to the Merger.

(3)                                  Income from operations for the third quarter of fiscal year 2006 includes $1.0 million related to restructuring activities and $2.3 million of terminated merger-related transaction costs.

Schedule II—Valuation and Qualifying Accounts

Cellu Tissue Holdings, Inc.

Fiscal years ended February 28, 2007, 2006 and 2005

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
February 28, 2007	$300,314	$328,405	$220,405	$408,314
February 28, 2006	398,749	115,269	213,704	300,314
February 28, 2005	373,433	117,675	92,359	398,749
Income Tax Valuation Allowance:
February 28, 2007	$—	$—	$—	$—
February 28, 2006	34,816	—	34,816	—
February 28, 2005	1,052,957	—	1,018,141	34,816

Inventory Obsolescence Reserve:
February 28, 2007	$223,218	$50,841	$140,471	$133,588
February 28, 2006	114,015	144,427	35,224	223,218
February 29, 2005	156,909	34,892	77,786	114,015

S-1