Form 10-Q
period 2007-05-31
Cellu Tissue Holdings, Inc.
filed 2007-07-13
CIK 1295976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2007
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

The number of shares outstanding of each of the registrant’s classes of common stock as of July 2, 2007:

Title of Class	Shares Outstanding
Common Stock, $.01 par value	100

CELLU TISSUE HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED MAY 31, 2007

i

PART I FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CELLU TISSUE HOLDINGS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	May 31	May 25
	2007	2006
	(Post-Merger)	(Pre-Merger)

Net sales	$103,200,786	$78,641,977
Cost of goods sold	94,908,668	71,791,158
Gross profit	8,292,118	6,850,819

Selling, general and administrative expenses	4,482,737	3,094,646
Stock and related compensation expense	233,119	52,658
Merger-related transaction costs	—	127,207
Income from operations	3,576,262	3,576,308

Interest expense, net	5,019,094	4,052,725
Foreign currency loss	324,298	205,500
Other income	(42,239)	(25,392)
Loss before income tax	(1,724,891)	(656,525)

Income tax benefit	(614,407)	(180,873)
Net loss	$(1,110,484)	$(475,652)

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31	February 28
	2007	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,986,947	$16,260,601
Receivables, net	39,518,190	34,140,844
Inventories	30,281,752	29,603,809
Prepaid expenses and other current assets	3,505,433	2,809,014
Income tax receivable	327,183	329,861
Deferred income taxes	6,451,082	6,498,098
TOTAL CURRENT ASSETS	88,070,587	89,642,227
PROPERTY, PLANT AND EQUIPMENT, NET	297,588,925	228,851,765
TRADEMARKS	6,550,314	6,550,314
OTHER ASSETS	1,530,601	224,438
TOTAL ASSETS	$393,740,427	$325,268,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$14,400,000	$—
Accounts payable	21,592,503	16,523,755
Accrued expenses	17,920,586	16,315,163
Accrued interest	3,902,625	7,226,753
Current portion of long-term debt	760,000	—
TOTAL CURRENT LIABILITIES	58,575,714	40,065,671
LONG-TERM DEBT, LESS CURRENT PORTION	198,196,279	160,355,507
DEFERRED INCOME TAXES	62,404,895	50,677,332
OTHER LIABILITIES	35,167,602	35,179,252
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Capital in excess of par value	46,455,398	46,259,101
Accumulated deficit	(7,302,850)	(6,192,366)
Accumulated other comprehensive income (loss)	243,388	(1,075,754)
TOTAL STOCKHOLDERS’ EQUITY	39,395,937	38,990,982
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$393,740,427	$325,268,744

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	May 31	May 25
	2007	2006
	(Post-Merger)	(Pre-Merger)
Cash flows from operating activities
Net loss	$(1,110,484)	$(475,652)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	196,297	52,658
Deferred income taxes	(1,217,891)	(396,024)
Accretion of debt discount	150,772	70,678
Amortization of intangibles	—	335,374
Depreciation	6,678,145	3,534,475
Changes in operating assets and liabilities:
Receivables	194,152	(2,614,653)
Inventories	867,490	(1,732,249)
Prepaid expenses and other current assets and income tax receivable	464,351	(79,142)
Other	(1,521)	(4,924)
Accounts payable, accrued expenses and accrued interest	(3,727,701)	(4,155,057)
Total adjustments	3,604,094	(4,988,864)
Net cash provided by (used) in operating activities	2,493,610	(5,464,516)

Cash flows from investing activities
Cash paid for acquisition, net of cash received	(43,343,798)	—
Capital expenditures,net	(2,646,346)	(1,682,565)
Other	383,835	—
Net cash used in investing activities	(45,606,309)	(1,682,565)

Cash flows from financing activities
Payments of long-term debt	—	(290,000)
Borrowings on revolving line of credit, net	14,400,000	—
Proceeds from bond offering	20,000,000	—
Net cash provided by (used in) financing activities	34,400,000	(290,000)

Effect of foreign currency	439,045	321,073

Net decrease in cash and cash equivalents	(8,273,654)	(7,116,008)
Cash and cash equivalents at beginning of period	16,260,601	22,824,062
Cash and cash equivalents at end of period	$7,986,947	$15,708,054

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

May 31 2007

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter ended May 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2008.  For further information, refer to the Company’s consolidated financial statements and footnotes thereto as of February 28, 2007 and for the year then ended included in the Company’s Annual Report on Form 10-K, from which the consolidated balance sheet at February 28, 2007 has been derived, and the Company’s latest current reports on Form 8-K, each as filed with the Securities and Exchange Commission (“SEC”).

The Company accounted for the Merger as a purchase in accordance with the provisions of Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, which resulted in a new valuation for the assets and liabilities of the Company based upon fair values as of the date of the Merger.  As allowed under SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, the Company has reflected all applicable purchase accounting adjustments in the Company’s consolidated financial statements for all periods subsequent to the Merger date (“Push Down Accounting”).  Push Down

Accounting requires the Company to establish a new basis for its assets and liabilities based on the amount paid for its equity at the close of business on June 12, 2006.  Accordingly, Cellu Parent’s equity basis is reflected in the Company’s consolidated financial statements beginning upon completion of the Merger.

In order to apply Push Down Accounting, Cellu Parent’s purchase price of $207.8 million, including assumption of $162.0 million in aggregate principal amount of the Company’s outstanding 9.75% senior secured notes (the “Notes”), was allocated to the assets and liabilities based on their relative fair values.  The purchase price is subject to adjustment for certain tax benefits that the Company may realize.  In addition, total consideration is subject to adjustment for up to an additional $35.0 million in contingent earnout consideration based upon the achievement of certain financial targets.  If any portion of the earned contingent payments is unable to be made, then Weston Presidio has agreed to provide the necessary funds to former holders of the Parent’s capital stock, options and warrants through an equity investment in the Parent or otherwise.  In accordance with SFAS 141, the $35.0 million has been recognized as a liability in the Company’s balance sheet.  This amount is included in other liabilities as of May 31, 2007.

The Company has allocated the excess purchase price over the net assets acquired in the Merger based on its estimates of the fair value of assets and liabilities as follows:

Excess purchase price allocated to:
Inventories	$909,264
Property, plant and equipment	142,292,525
Trademarks	6,550,314
Long-term debt	(900,729)
Contingent consideration	(35,000,000)
Deferred income taxes	(50,830,323)
Total	$63,021,051

In conjunction with the valuation of the Company’s fixed assets, the lives over which the assets are depreciated were re-evaluated and the resulting estimated useful lives of the principal classifications of depreciable assets are as follows:

Life in Years
Buildings and improvements	20-30
Machinery and equipment	15-30
Furniture and fixtures	10
Land improvements	5
Computer software	5

Reclassification

Certain prior year amounts have been reclassified to conform to the current fiscal year 2008 presentation.

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

On June 12, 2006, the Board of Directors of Cellu Parent adopted the 2006 Stock Option and Restricted Stock Plan (the “Plan”).  Under the Plan, the Plan Administrator may make awards of options to purchase shares of common stock of Cellu Parent and/or awards of restricted shares of common stock of Cellu Parent.  A maximum of 8,095 shares of common stock of Cellu Parent may be delivered in satisfaction of awards under the Plan, determined net of shares of common stock withheld by Cellu Parent in payment of the exercise price of an award or in satisfaction of tax withholding requirements.  Key employees and directors of, and consultants and advisors to, Cellu Parent or its affiliates who, in the opinion of the Plan Administrator, are in a position to make a significant contribution to the success of Cellu Parent and its affiliates are eligible to participate in the Plan.   Stock options are granted at the market price of the Cellu Parent’s stock on the date of grant and have a 10-year term.  Generally, stock option grants vest ratably over four years from the date of grant.  The following describes how certain assumptions affecting the estimated fair value of stock options are determined.  The dividend yield is zero; the volatility is based on historical market value of Cellu

Parent’s stock; and the risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option.  The Company uses historical value to estimate exercise, termination and holding period behavior for valuation purposes.  A summary of the outstanding options as of May 31, 2007 and the activity during the three months then ended is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, February 28, 2007	575	$426.69	9.20 Years
Forfeited	(50)	426.69	9.20 Years
Granted	625	979.25	9.80 Years
Outstanding, May 31, 2007	1,150	$726.99	9.53 Years
Exercisable, May 31, 2007	—	$—	—

The fair value of the stock option grants was estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average assumptions used to value the grants were: no dividend yield; 57% volatility; 5.0% risk free interest rate during the three-months ended May 31, 2007; and 10-year expected life.  The weighted average fair value of stock options granted was $472.69 per share and the unrecognized total compensation cost as of May 31, 2007 related to nonvested awards is $507,233.

On June 12, 2006, Cellu Parent entered into Restricted Stock Agreements with the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, pursuant to which Cellu Parent granted 3,778 restricted shares of its common stock to the Chief Executive Officer and 1,349 restricted shares of its common stock to each of the other two named individuals pursuant to the Plan.  The shares will vest and cease to be restricted in four equal annual installments commencing on June 12, 2007, as long as the named individual, as the case may be, is continuously employed by the Company until each such vesting date with respect to his or her shares.  Any restricted stock outstanding at the time of a Covered Transaction (as defined in the Plan) shall become vested and cease to be restricted stock at that time.  Additionally, the Parent has agreed to pay an additional amount to the named individual, as the case may be, to fully gross up him or her as applicable, for the amount included in gross income for income tax purposes as a result of making a Section 83(b) election under the Internal Revenue Code of 1986, as amended, or the payment of any gross-up amount payment.  All named individuals have made a timely Section 83(b) election.

For the three months ended May 31, 2007, the Company has recorded $196,297 of compensation expense related to the vesting of the above grants in accordance with SFAS  123R.  Immediately prior to consummation of the Merger, there were 341.3 restricted shares of Parent’s common stock.  In accordance with the terms of the Old Plan, the restricted stock immediately vested.  The Company had previously recorded $52,658 related to the normal vesting in the three months ended May 25, 2006.

Derivatives and Hedging

The Company uses derivative financial instruments to offset a substantial portion of its exposure to market risk arising from changes in the price of natural gas.  Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as hedges of specific quantities of natural gas expected to be purchased in future months.    These contracts are held for purposes other than trading and are designated as cash flow hedges.  The Company measures hedge effectiveness by formally assessing, at least quarterly, the correlation of the expected future cash flows of the hedged item and the derivative hedging instrument.  The ineffective portions of the hedges are recorded in the statement of operations in the current period.  As the hedges were considered highly effective for the three months ended May 31, 2007 and May 25, 2006, the Company experienced minimal impact to operating results.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157,”Fair Value Measurements” (“FAS 157”).  The Company was required to adopt the provisions of FAS 157 effective March 1, 2007.  FAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed.  FAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data.  The adoption of FAS No. 157 did not have a material impact on the Company’s results of operations and financial position.

Note 2 Inventories

Components of inventories are as follows:

	May 31, 2007	February 28, 2007
Finished goods	$18,819,080	$18,896,790
Raw materials	4,298,068	2,742,025
Packaging materials and supplies	7,294,409	8,098,582
	30,441,557	29,737,397
Inventory reserves	(129,805)	(133,588)
	$30,281,752	$29,603,809

Note 3 Acquisition

On March 21, 2007, the Company executed a definitive merger agreement (the “Acquisition Agreement”) with CityForest Corporation (“CityForest”), Cellu City Acquisition Corporation (“Cellu City Merger Sub”) and Wayne Gullstad as the shareholders’ representative.  Pursuant to the Acquisition Agreement, and subject to the terms and conditions therein, Cellu City Merger Sub, a wholly-owned subsidiary of the Company, merged with and into CityForest, with CityForest surviving and becoming a wholly-owned subsidiary of the Company (the “Acquisition”).  The aggregate merger consideration (including assumption of $18.4 million in aggregate principal amount of industrial revenue bonds) was approximately $61.0 million subject to certain working capital and net cash adjustments.  Total cash paid for the acquisition of $46.5 million (purchase price of $61.0 million less assumed indebtedness of $18.4 million plus restricted cash and other miscellaneous adjustments of $1.6 million and acquisition costs of $2.3 million), was financed in part by issuance of unregistered 10 1/4% Senior Secured Notes due 2010 (the “Additional Notes”) of approximately $20.0 million, borrowings on a revolving line of credit ($17.4 million) and available cash on hand.

The Acquisition has been accounted for as a purchase in accordance with the provisions of SFAS 141 and, accordingly, the consolidated statement of operations includes the results of CityForest during the first quarter of the fiscal year ending February 29, 2008 (fiscal year 2008”) from the date of acquisition.  Purchase price allocations are subject to refinement until all pertinent information is obtained.  The Company has allocated the excess of purchase price over the net assets acquired in the acquisition based on its estimates of the fair value of assets and liabilities as follows:

Excess purchase price allocated to:
Property, plant and equipment	$37,435,700
Long-term debt	(1,724,684)
Deferred income taxes	(12,992,470)
Total	$22,718,546

The Company has estimated the fair value of the assets and liabilities of the Acquisition, utilizing information available at the time the Company’s unaudited interim financial statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained. The Company is in the process of obtaining outside third-party appraisals of its tangible and intangible assets and for purposes herein has assumed no intangible assets or goodwill arising from the acquisition.  Furthermore, depreciation has been calculated on the excess purchase price allocated to the tangible fixed assets based on an average remaining 20-year life.  The actual lives to be used in calculating depreciation will be finalized with the aforementioned appraisal.

The results of CityForest’s operations from the March 21, 2007 date of acquisition are included in the Company’s tissue segment.  Unaudited pro forma results of operations for the three months ended May 31, 2007 and May 25, 2006, as if the Company and CityForest had been combined as of March 1, 2006, are presented below.  The pro forma results include estimates and assumptions, which the Company’s management believes are reasonable.  However, the pro forma results do not include any cost savings or other effects of the planned integration of CityForest, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended May 31, 2007 (1)		Three Months Ended May 25, 2006 (2)
	As Filed	Pro Forma	As Filed	Pro Forma
	(in thousands)		(in thousands)
Net sales	$103,201	$105,911	$78,642	$89,842
Operating income	$3,576	$4,162	$3,576	$6,037
Net (loss) income	$(1,110)	$(549)	$(476)	$1,265

(1)          Pro forma operating results include the operating results for CityForest for the three months ended May 31, 2007.   The “as filed” operating results include the operating results for CityForest for the period from the acquisition date (March 21, 2007) to May 31, 2007.

(2)          Pro forma operating results include the operating results for CityForest for the three months ended March 31, 2006 as CityForest was previously a calendar year-end company.

Note 4 Long-Term Debt

Long-term debt consists of the following:

	May 31, 2007	February 28, 2007
9 ¾% and 10 ¼% senior secured notes due 2010	$182,255,572	$162,000,000
Less discount	(1,749,293)	(1,644,493)
	180,506,279	160,355,507
Industrial revenue bond payable in semi-annual installments, plus variable interest, due March 1, 2028	18,450,000	—
	198,956,279	160,355,507
Less current portion of debt	760,000	—
	$198,196,279	$160,355,507

In connection with the Acquisition (see Note 3), the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Wingate Capital Ltd. (the “Purchaser”), dated March 21, 2007, pursuant to which it issued and sold $20.3 million aggregate principal amount of Additional Notes to the Purchaser for the purchase price of $20.0 million which is equal to 98.7383% of the aggregate principal amount of the Additional Notes.  The Additional Notes were issued pursuant to and will be governed by the Indenture, dated as of March 12, 2004 (as amended and supplemented, the “Cellu Tissue Indenture”) among the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as successor trustee to the Bank of New York (the “Trustee”).

The Notes and Additional Notes mature on March 15, 2010 and require semi-annual interest payments on March 15 and September 15, which commenced on September 15, 2004.   The Notes and Additional Notes are collateralized by a senior secured interest in substantially all of the Company’s assets.  Terms of the indenture under which the Notes and Additional Notes have been issued contain certain covenants, including limitations on certain restricted payments and the incurrence of additional indebtedness.  The Notes and Additional Notes are unconditionally guaranteed by all of the Company’s subsidiaries.

In connection with the Merger (see Note 1), the Company solicited consents with respect to the Notes.   Consents were received with respect to 100% of the aggregate outstanding principal amount of the Notes. The Company accepted all of the consents delivered in the consent solicitation and paid to the consenting noteholders a consent fee of $40 per $1,000 principal amount of Notes for which they delivered consents.  These payments were made in the Company’s second quarter of the fiscal year ended February 28, 2007.  As a result of the acceptance by the Company of the consents delivered by noteholders and the completion of the consent solicitation, the amendments to the indenture governing the Notes described in the Consent Solicitation Statement dated May 9, 2006 and related Supplement dated May 24, 2006 became operative and the Company was not  required to make a change of control offer to purchase any Notes in connection with the Merger.

The Company entered into a Credit Agreement, dated as of June 12, 2006 (the “Credit Agreement”), among the Company, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of the Company, as Canadian Borrower, Parent, the other loan guarantors party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and the other lenders party thereto.  The Credit Agreement provides for a $35.0 million working capital facility, including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. An amount equal to $32.0 million is available, in U.S. dollars, to the U.S.  Borrower under the facility, and an amount equal to $3.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility.  Borrowings of

$17.4 million were made to finance a portion of the Acquisition.  As of May 31, 2007, there was $14.4 million of borrowings outstanding under the working capital facility.

In addition to the Note Purchase Agreement, the following agreements were entered into in connection with the Acquisition:

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

The Amendment (1) increases the working capital facility from $35.0 million to $40.0 million, (2) permits the issuance and sale by the Company of the Additional Notes, (3) provides for the consummation of the Acquisition and the conversion by CityForest from a Minnesota corporation to a Minnesota limited liability company, (4) permits the assumption of approximately $18.4 million in aggregate principal amount of indebtedness of CityForest in connection with the Acquisition in accordance with the terms of the CityForest Bond Documents (as defined below under “CityForest Bond Documents”), and (5) permits the guarantee by Cellu Tissue of certain obligations of CityForest under the CityForest Bond Documents.  In connection with the Amendment, CityForest became a guarantor of the obligations of the borrowers under the Amended Credit Agreement.

CityForest Bond Documents

CityForest is party to a Loan Agreement, dated March 1, 1998 (the “Loan Agreement”), with the City of Ladysmith, Wisconsin (the “Issuer”).  Pursuant to the Loan Agreement, the Issuer loaned the proceeds of the Issuer’s Variable Rate Demand Solid Waste Disposal Facility Revenue Bonds, Series 1998 (CityForest Corporation Project) (the “Bonds”) to CityForest to finance the construction by CityForest of a solid waste disposal facility.  Approximately $18.4 million in aggregate principal amount of the Bonds was outstanding as of the date of the Acquisition.  CityForest is required, under the terms of the Indenture of Trust governing the Bonds (the “CityForest Indenture”), to provide a letter of credit in favor of the trustee under the CityForest Indenture (the “Bonds Trustee”).  CityForest has entered into an Amended and Restated Reimbursement Agreement, dated March 21, 2007 (the “Reimbursement Agreement” and, together with the CityForest Indenture and the Loan Agreement, the “CityForest Bond Documents”), with Associated Bank, National Association (“Associated Bank”), pursuant to which Associated Bank has extended the required letter of credit (the “Associated Bank Letter of Credit”) and has provided a revolving credit facility to CityForest in an aggregate principal amount of up to $3.5 million (the “Associated Bank Revolving Credit Facility”).

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

Amounts borrowed by CityForest under the Associated Bank Revolving Credit Facility bear interest at a rate per annum equal to the LIBOR Rate (as defined in the Reimbursement Agreement), plus an applicable margin. The applicable margin percentage initially is 1.75%, subject to adjustment on a quarterly basis based upon CityForest’s leverage.  During the continuance of an event of default, the outstanding principal balance bears interest at a rate per annum equal to the then applicable interest rate plus 2.00%.  CityForest is also obligated to pay a commitment fee in respect of any unused commitment under the Associated Bank Revolving Credit Facility in an amount equal to 0.50% per annum.  In addition, subject to certain exceptions, if CityForest terminates the Associated Bank Revolving Credit Facility prior to February 15, 2009, CityForest is obligated to pay to Associated Bank a fee equal to 1.00% of the commitment then being terminated. The maturity date of the Associated Bank Revolving Credit Facility is February 15, 2011.

The Reimbursement Agreement requires scheduled semi-annual payments of principal of the Bonds equal to approximately 2.00% of the principal amount outstanding as of the date of the Acquisition, with the balance payable at maturity of the Bonds on March 1, 2028. The Reimbursement Agreement also contains a number of other provisions regarding reserve funds and other mandatory and optional repayments in connection with the Bonds.  In addition, the Reimbursement Agreement provides that in certain circumstances where the Company incurs indebtedness, as defined, in excess of amounts currently permitted under its Indenture or refinances the indebtedness issued under its Indenture, Associated Bank may require CityForest to repay all of its obligations to Associated Bank under the Reimbursement Agreement and either to cause the Bonds to be redeemed or to replace the Associated Bank Letter of Credit with a Substitute Credit Facility, as such term is defined in the CityForest Indenture.

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

The Reimbursement Agreement also contains customary events of default, including:  payment defaults; breaches of representations and warranties; covenant defaults; cross-defaults to certain other debt, including the Additional Notes and indebtedness under the Amended Credit Agreement; certain events of bankruptcy and insolvency; judgment defaults; certain defaults related to the Employee Retirement Income Security Act of 1974, as amended; and a change of control of CityForest or the Company.

The Company has guaranteed all of the obligations of CityForest under the Reimbursement Agreement, pursuant to a Guaranty, dated March 21, 2007 (the “Cellu Tissue Guaranty”), executed by the Company in favor of Associated Bank. In addition, the obligations of CityForest under the Reimbursement Agreement are secured by first-priority liens in favor of Associated Bank in all of CityForest’s assets.  The U.S. Administrative Agent, the Canadian Administrative Agent, Associated Bank and CityForest have entered into an Intercreditor Agreement, dated March 21, 2007, which sets forth the respective rights and priorities of Associated Bank, on the one hand, and the U.S. Administrative Agent and the Canadian Administrative Agent, on the other hand, as to the collateral of CityForest securing the Reimbursement Agreement and the Amended Credit Agreement.

Note 5 Comprehensive Loss

The components of comprehensive loss for the three months ended May 31, 2007 and May 25, 2006 are as follows:

	Three Months Ended
	May 31, 2007	May 25, 2006
Net loss	$(1,110,484)	$(475,652)
Foreign currency translation adjustments	439,045	321,073
Comprehensive loss	$(671,439)	$(154,579)

Note 6 Business Segments

The Company operates in two reportable business segments:  tissue and machine-glazed paper.  The Company assesses the performance of its reportable business segments using income from operations.  Income from operations excludes interest income, interest expense, other income (expense), income tax expense (benefit) and the impact of foreign currency gains and losses.  A portion of corporate and shared expenses is allocated to each segment.  Segment information for the three months ended May 31, 2007 and May 25, 2006 follows:

	Three Months Ended
	May 31, 2007	May 25, 2006
	(Post-Merger)	(Pre-Merger)
Net Sales
Tissue	$77,635,897	$55,328,622
Machine-glazed paper	25,564,889	23,313,355
Consolidated	$103,200,786	$78,641,977

Income (loss) from operations
Tissue	$4,082,978	$2,939,493
Machine-glazed paper	(506,716)	636,815
Consolidated	3,576,262	3,576,308

Interest expense	(5,038,675)	(4,135,637)
Net foreign currency transaction loss	(324,298)	(205,500)
Interest income	19,581	82,912
Other income	42,239	25,392
Pretax loss	$(1,724,891)	$(656,525)

Capital Expenditures
Tissue	$2,241,151	$669,789
Machine-glazed paper	252,651	141,670
Corporate	152,544	871,106
Consolidated	$2,646,346	$1,682,565

Depreciation
Tissue	$5,002,167	$2,563,895
Machine-glazed paper	1,675,978	970,580
	$6,678,145	$3,534,475

	May 31, 2007	February 28, 2007
Segment assets
Tissue	$292,184,877	$214,039,270
Machine-glazed paper	73,800,131	79,277,799
Corporate assets	27,755,419	31,951,675
Consolidated	$393,740,427	$325,268,744

Note 7 Income taxes

The effective income tax benefit for the three months ended May 31, 2007 was 35.6% compared to a 27.6% benefit for the three months ended May 25, 2006. The reduction in the effective tax rate for the three months ended May 25, 2006 is due to the difference between book and tax treatment relative to compensation matters.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), at the beginning of fiscal year 2008.  The implementation of FIN 48 did not have a material impact on the Company’s results of operations and financial position.  At May 31, 2007, the Company did not have any unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of May 31, 2007, the Company has accrued interest and penalties, if any, related to uncertain tax positions.

The tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.  As of May 31, 2007, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

Note 8 Bonus Agreements

On March 27, 2006, the Company entered into agreements with Russell Taylor, its President and Chief Executive Officer; Dianne Scheu, its Senior Vice President, Finance and Chief Financial Officer; and Steven Ziessler, its President, Tissue & Machine-Glazed and Chief Operating Officer, pursuant to which each received a lump sum cash payment equal to one year’s current base salary.  As of that date, the current base salary for each of Mr. Taylor, Ms. Scheu, and Mr. Ziessler was $425,000, $230,000 and $250,000, respectively.  The payment did not affect any other terms of such executive’s employment arrangements with the Company and will not be taken into account in computing any future compensation.  Pursuant to the terms of his agreement, if Mr. Taylor’s employment with the Company was terminated on or prior to September 27, 2006, for any reason, other than due to his death or disability, he was required to repay the bonus to the Company.  Pursuant to the terms of her agreement, if Ms. Scheu’s employment with the Company was terminated on or prior to March 27, 2007, for any reason, other than due to her death or disability, she was required to repay the bonus to the Company.  Pursuant to the terms of his agreement, if Mr. Ziessler’s employment with the Company was terminated on or prior to March 27, 2007, for any reason, other than due to his death or disability, he was required to repay the bonus to the Company.  These payments were made during the quarter ended May 25, 2006 and have been amortized over the service periods noted above.  Compensation expense recorded for the three months ended May 31, 2007 was $36,822.

Note 9 Subsequent Event

In July 2005, the United Steelworkers of America, referred to as USW, (formerly represented by the Paper, Allied –Industrial, Chemical & Energy Workers International Union, referred to as PACE prior to PACE’s merger with and into USW) was elected to represent 84 hourly employees at our Mississippi facility, and was certified by the National Labor Relations Board as the exclusive collective bargaining representative of such employees.  On June 29, 2007, a collective bargaining agreement with USW was ratified.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Certain statements contained in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended and, as such, may involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “believe”, “intend”, “project”, or comparable terminology.  Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, those set forth in Forward-Looking Statements in our Annual Report on Form 10-K for our fiscal year ended February 28, 2007.  These risks and uncertainties should be considered in evaluating any forward-looking statements contained herein.

We manufacture and market a variety of specialty tissue hard rolls and machine-glazed paper used in the manufacture of various end products, including diapers, facial and bath tissue, assorted paper towels and food wraps.  In addition, we produce a variety of converted tissue products.  Our customers include major North American producers of branded and unbranded disposable consumer absorbent and tissue products for the personal and health care markets; consumer and away-from-home tissue products companies; national and regional tissue products distributors; and third-party converters who sell their products to food, bakery and confections companies. We service a diverse group of high-quality customers, with three of our top 10 customers belonging to the Fortune 150 group of companies

We operate in two reportable business segments:  tissue and machine-glazed paper.  We assess the performance of our reportable business segments using income from operations.  Income from operations excludes interest income, interest expense, income tax expense (benefit), other income and expense and the impact of foreign currency gains and losses.

Merger

On June 12, 2006, our Parent consummated an Agreement and Plan of Merger with Cellu Parent Corporation, a corporation organized and controlled by Weston Presidio and Merger Sub, a wholly-owned subsidiary of Cellu Parent and a newly-formed corporation indirectly controlled by Weston Presidio.  Pursuant to the agreement, on June 12, 2006, Merger Sub was merged with and into our Parent, with our Parent surviving (the “Merger”).

We accounted for the Merger as a purchase in accordance with the provisions of SFAS 141, which resulted in a new valuation for our assets and liabilities based upon fair values as of the date of the Merger.  As allowed under SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, we have reflected all applicable purchase accounting adjustments in our consolidated financial statements for all periods subsequent to the Merger date.  Push Down Accounting requires us to establish a new basis for our assets and liabilities based on the amount paid for our equity at the close of business on June 12, 2006.  Accordingly, Cellu Parent’s equity basis is reflected in our consolidated financial statements beginning upon completion of the Merger.

In order to apply Push Down Accounting, Cellu Parent’s purchase price of $207.8 million, including assumption of $162.0 million in aggregate principal amount of our Notes, was allocated to the assets and liabilities based on their relative fair values.  The purchase price is subject to adjustment for certain tax benefits that we may realize.  In addition, total consideration is subject to adjustment for up to an additional $35.0 million in contingent earnout consideration based upon the achievement of certain financial targets.  If any portion of the earned contingent payments is unable to be made, then Weston Presidio has agreed to provide the necessary funds to former holders of our Parent’s capital stock, options and warrants through an equity investment in our Parent or otherwise.  In accordance with SFAS 141, $35.0 million has been recognized as a liability in our balance sheet. This amount is included in other liabilities as of May 31, 2007.

We have allocated the excess purchase price over the net assets acquired in the Merger based on our estimates of the fair value of assets and liabilities as follows:

Excess purchase price allocated to:
Inventories	$909,264
Property, plant and equipment	142,292,525
Trademarks	6,550,314
Long-term debt	(900,729)
Contingent consideration	(35,000,000)
Deferred income taxes	(50,830,323)
Total	$63,021,051

Acquisition

On March 21, 2007, we executed the Acquisition Agreement with CityForest, Cellu City Merger Sub and Wayne Gullstad as the shareholders’ representative.  Pursuant to the Acquisition Agreement, and subject to the terms and conditions therein, Cellu City Merger Sub, a wholly-owned subsidiary of ours, merged with and into CityForest, with CityForest surviving and becoming our wholly-owned subsidiary.  The aggregate merger consideration (including assumption of $18.4 million in aggregate principal amount of industrial revenue bonds) was approximately $61.0 million subject to certain working capital and net cash adjustments.  Total cash paid for the acquisition of $46.5 million (purchase price of $61.0 million less assumed indebtedness of $18.4 million plus restricted cash and other miscellaneous adjustments of $1.6 million and acquisition costs of $2.3 million), was financed in part by issuance of the Additional Notes of approximately $20.0 million, borrowings on a revolving line of credit ($17.4 million) and available cash on hand.

The Acquisition has been accounted for as a purchase in accordance with the provisions of SFAS 141 and, accordingly, the consolidated statement of operations includes the results of CityForest during the first quarter of fiscal year 2008 from the date of acquisition.  Purchase price allocations are subject to refinement until all pertinent information is obtained.  We have allocated the excess of purchase price over the net assets acquired in the acquisition based on our estimates of the fair value of assets and liabilities as follows:

Excess purchase price allocated to:
Property, plant and equipment	$37,435,700
Long-term debt	(1,724,684)
Deferred income taxes	(12,992,470)
Total	$22,718,546

We have estimated the fair value of the assets and liabilities of the Acquisition, utilizing information available at the time our unaudited interim financial statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained. We are in the process of obtaining outside third-party appraisals of its tangible and intangible assets and for purposes herein have assumed no intangible assets or goodwill arising from the acquisition.  Furthermore, depreciation has been calculated on the excess purchase price allocated to the tangible fixed assets based on an average remaining 20-year life.  The actual lives to be used in calculating depreciation will be finalized with the aforementioned apprapisal.

The results of CityForest’s operations from the March 21, 2007 date of acquisition are included in our tissue segment.  Unaudited pro forma results of operations for the three months ended May 31, 2007 and May 25, 2006, as if we and CityForest had been combined as of March 1, 2006, are presented below.  The pro forma results include estimates and assumptions, which our management believes are reasonable.  However, the pro forma results do not include any cost savings or other effects of the planned integration of CityForest, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended May 31, 2007 (1)		Three Months Ended May 25, 2006 (2)
	As Filed	Pro Forma	As Filed	Pro Forma
	(in thousands)		(in thousands)
Net sales	$103,201	$105,911	$78,642	$89,842
Operating income	$3,576	$4,162	$3,576	$6,037
Net (loss) income	$(1,110)	$(549)	$(476)	$1,265

(1)          Pro forma operating results include the operating results for CityForest for the three months ended May 31, 2007.  The “as filed” operating results include the operating results for CityForest for the period from the acquisition date (March 21, 2007) to May 31, 2007.

(2)          Pro forma operating results include the operating results for CityForest for the three months ended March 31, 2006 as CityForest was previously a calendar year-end company.

Subsequent Event

In July 2005, the United Steelworkers of America, referred to as USW, (formerly represented by the Paper, Allied —Industrial, Chemical & Energy Workers International Union, referred to as PACE prior to PACE’s merger with and into USW) was elected to represent 84 hourly employees at our Mississippi facility, and was certified by the National Labor Relations Board as the exclusive collective bargaining representative of such employees.  On June 29, 2007, a collective bargaining agreement with USW was ratified.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended May 31, 2007 (the fiscal 2008 three-month period) compared to the Three Months Ended May 25, 2006 (the fiscal 2007 three-month period)

Net sales for the fiscal 2008 three-month period increased $24.6 million, or 31.2%, to $103.2 million from $78.6 million for the comparable period in the prior year.   For the fiscal 2008 three-month period, we sold 79,387 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products.  This is an increase of 18,028 tons, or 29.4%, from the comparable period in the prior year.  Of the increase for the fical 2008 three-month period, $8.9 million and 10,276 tons resulted from the acquisition of CityForest.  Net selling price per ton increased from $1,282 for the fiscal 2007 three-month period to $1,300 for the fiscal 2008 three-month period.

Net sales for our tissue segment for the fiscal 2008 three-month period were $77.6 million, an increase of $22.3 million, or 40.3%, from the comparable period in the prior year.   The increase is primarily attributable to the acquisition of CityForest.   Net sales for our machine-glazed segment for the 2008 three-month period were $25.6 million, an increase of $2.3 million, or 9.7%, from the comparable period in the prior year.  This increase is attributable to an increase in tonnage sold and an increase in net selling price per ton.

Gross profit for the fiscal 2008 three-month period increased to $8.3 million from $6.9 million, an increase of $1.4 million, or 21.0%, from the comparable period in the prior year.   As a percentage of net sales, gross profit decreased to 8.0% in the fiscal 2008 three-month period from 8.7% in the fiscal 2007 three-month period.  The increase in gross profit in the fiscal 2008 three-month period is attributable to the acquisition of CityForest and a decrease per ton in energy costs over the comparable period in the prior year, despite an increase in depreciation expense relating to purchase accounting.  For the fiscal 2008 three-month period depreciation expense was $6.7 million, or 6.5%, of net sales compared to $3.5 million, or 4.5%, of net sales for the comparable period in the prior year.

Gross profit for our tissue segment for the fiscal 2008 three-month period increased to $7.3 million from $5.3 million, an increase of $2.0 million, or 39.4%, from the comparable period in the prior year.  Gross profit for our machine-glazed segment for the fiscal 2008 three-month period decreased to $1.0 million, a decrease of $.6 million, or 36.3%, from the comparable period in the prior year.  As a percentage of net sales, gross profit for the tissue segment decreased to 9.3% in the fiscal 2008 three-month period from 9.4% in the fiscal 2007 three-month period.  As a percentage of net sales, gross profit for the machine-glazed segment decreased to 4.1% in the fiscal 2008 three-month period from 7.1% in the fiscal 2007 three-month period.  These decreases are reflective of the increased depreciation due to purchase accounting as noted above.

Selling, general and administrative expenses in the fiscal 2008 three-month period increased $1.4 million, or 44.9%, to $4.5 million from $3.1 million in the fiscal 2007 three-month period.  Of this increase, $.3 million relates to the acquisition of CityForest The remaining increase relates to additional costs incurred in connection with being compliant with Sarbanes Oxley, increased workers compensation expense and bonuses accrued in the fiscal 2008 three-month period.  As a percentage of net sales, selling, general and administrative expenses increased to 4.3% in the fiscal 2008 three-month period from 3.9% in the fiscal 2007 three-month period.

Stock and related compensation expense in the fiscal 2008 three-month period of $.2 million and fiscal 2007 three-month period of $.1 million relates primarily to the accounting for restricted stock and stock option grants.

Merger-related transaction costs in the fiscal 2007 three-month period were $.1 million associated with the Merger completed in the second quarter of the fiscal year ended February 28, 2007, or fiscal year 2007.  There were no merger-related transaction costs in the fiscal 2008 three-month period.

Interest expense, net in the fiscal 2008 three-month period was $5.0 million compared to $4.1 million in the fiscal 2007 three-month period.  The increase is due to the assumption of CityForest debt and additional debt incurred in connection with the acquisition thereof.

Foreign currency loss in the fiscal 2008 three-month period was $.3 million compared to $.2 million in the fiscal 2007 three-month period.  The fluctuation relates to the change in the Canadian currency period over period.

Income tax benefit for the fiscal 2008 three-month period was a 35.6% benefit compared to a 27.6% benefit for the fiscal 2007 three-month period.  The reduction in the effective tax rate for the fiscal 2007 three-month period is due to the difference between book and tax treatment relative to compensation matters.

Net loss for the fiscal 2008 three-month period was a net loss of $1.1 million compared to net loss of $.5 million for the comparable period in the prior year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Net cash provided by operations was $2.5 million for the fiscal 2008 three-month period, compared to cash used in operations of $5.5 million for the fiscal 2007 three-month period.  Non-cash items, consisting primarily of depreciation, amortization and deferred income taxes, for the fiscal 2008 three-month period totaled $5.8 million compared to $3.6 million for the 2007 fiscal three-month period.    Cash flows used by changes in working capital totaled $2.2 million for the fiscal 2008 three-month period compared to $8.6 million in the fiscal 2007 three-month period.  With respect to the changes in accounts receivable and inventory, cash provided by these items was $1.0 million for the fiscal 2008 three-month period, compared to cash used of $4.3 million for the comparable period in the prior fiscal year.    Cash provided by changes in prepaid expenses and other current assets was $.5 million for the 2008 fiscal three-month period compared to cash used in changes in prepaid expenses and other current assets of $.1 million for the comparable period in the prior fiscal year.   Cash used in changes in accounts payable, accrued expenses and accrued interest for the fiscal 2008 three-month period was $3.7 million, compared to cash used of $4.2 million for the comparable period in the prior year.

Net cash used in investing activities for the fiscal 2008 three-month period was $45.6 million compared to $1.7 million used in the fiscal 2007 three-month period.  The increase is primarily attributable to the cash paid for the acquisition of CityForest.  The remaining change relates to the level of capital spending period over period.

Net cash provided by  financing activities for the fiscal 2008 three-month period was $34.4 million compared to net cash used in financing activities of $.3 million for the fiscal 2007 three-month period.  Net cash provided for the fiscal 2008 three-month period relates to financing obtained in connection with the acquisition of CityForest.  Net cash used in the comparable period in the prior year relates to payments on our industrial revenue bond.

In connection with the acquisition of CityForest, we entered into the Note Purchase Agreement, pursuant to which we issued and sold $20.3 million aggregate principal amount of Additional Notes to the Purchaser for the purchase price of $20.0 million, which is equal to 98.7383% of the aggregate principal amount of the Additional Notes.  The Additional Notes were issued pursuant to and will be governed by Cellu Tissue Indenture among us, our subsidiary guarantors party thereto and the Trustee.

Our Notes and Additional Notes mature on March 15, 2010 and require semi-annual interest payments on March 15 and September 15, which commenced on September 15, 2004.

In connection with the Merger, we solicited consents with respect to the Notes.   Consents were received with respect to 100% of the aggregate outstanding principal amount of the Notes.  We accepted all of the consents delivered in the consent solicitation and paid to the consenting noteholders a consent fee of $40 per $1,000 principal amount of Notes for which they delivered consents.  As a result of the acceptance by us of the consents delivered by noteholders and the completion of the consent solicitation, the amendments to the indenture governing the Notes described in the Consent Solicitation Statement dated May 9, 2006 and related Supplement dated May 24, 2006 became operative and we were not required to make a change of control offer to purchase any Notes in connection with the Merger.

Furthermore, in connection with the Merger, we entered into the Credit Agreement, among us, as U.S. Borrower, Interlake Acquisition Corporation Limited, one of our subsidiaries, as Canadian Borrower, our Parent, the other loan guarantors party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and the other lenders party thereto.

The Credit Agreement provides for a $35.0 million working capital facility, which has subsequently been increased to $40.0 million (see below), including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. An amount equal to $32.0 million is available, in U.S. dollars, to the U.S. Borrower under the facility, and an amount equal to $3.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility.  Borrowings of $17.4 million were made to finance a portion of the acquisition of CityForest.    As of May 31, 2007, there was $14.4 million of borrowings outstanding under the working capital facility.

In addition to the Note Purchase Agreement, the following agreements were entered into in connection with the acquisition of CityForest:

Second Supplemental Indenture

We, certain of our subsidiaries, the Trustee and CityForest have executed the Second Supplemental Indenture, pursuant to which CityForest became a party to the Cellu Tissue Indenture as a subsidiary guarantor.  As a subsidiary guarantor, CityForest, on a joint and several basis with all the existing subsidiary guarantors, fully, unconditionally and irrevocably guarantees to each holder of the Notes and the Trustee our obligations under its Indenture and the Notes.

Amendment to Credit Agreement

We have entered into the Amendment to the Credit Agreement dated June 12, 2006 among us, as U.S. Borrower, Interlake Acquisition Corporation Limited, one of our subsidiaries, as Canadian Borrower, certain other of our subsidiaries and our Parent, JPMorgan Chase Bank, N.A. (the “U.S. Administrative Agent”) and JPMorgan Chase Bank, N.A., Toronto Branch (the “Canadian Administrative Agent”).

The Amendment (1) increases the working capital facility from $35.0 million to $40.0 million, (2) permits the issuance and sale by us of the Additional Notes, (3) provides for the consummation of the acquisition of CityForest and the conversion by CityForest from a Minnesota corporation to a Minnesota limited liability company, (4) permits the assumption of approximately $18.4 million in aggregate principal amount of indebtedness of CityForest in connection with the acquisition of CityForest in accordance with the terms of the CityForest Bond Documents and (5) permits the guarantee by us of certain obligations of CityForest under the CityForest Bond Documents.  In connection with the Amendment, CityForest became a guarantor of the obligations of the borrowers under the Amended Credit Agreement.

CityForest Bond Documents

CityForest is party to a Loan Agreement with the City of Ladysmith, Wisconsin, as Issuer.  Pursuant to the Loan Agreement, the Issuer loaned the proceeds of the Issuer’s Bonds to CityForest to finance the construction by CityForest of a solid waste disposal facility.  Approximately $18.4 million in aggregate principal amount of the Bonds was outstanding as of the date of the CityForest acquisition.  CityForest is required, under the terms of the CityForest Indenture to provide a letter of credit in favor of the Bonds Trustee.  CityForest has entered into the Reimbursement Agreement with Associated Bank, pursuant to which Associated Bank has extended the Associated Bank Letter of Credit and has provided the Associated Bank Revolving Credit Facility to CityForest in an aggregate principal amount of up to $3.5 million.

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

Amounts borrowed by CityForest under the Associated Bank Revolving Credit Facility bear interest at a rate per annum equal to the LIBOR Rate (as defined in the Reimbursement Agreement), plus an applicable margin. The applicable margin percentage initially is 1.75%, subject to adjustment on a quarterly basis based upon CityForest’s leverage.  During the continuance of an event of default, the outstanding principal balance bears interest at a rate per annum equal to the then applicable interest rate plus 2.00%.  CityForest is also obligated to pay a commitment fee in respect of any unused commitment under the Associated Bank Revolving Credit Facility in an amount equal to 0.50% per annum.  In addition, subject to certain exceptions, if CityForest terminates the Associated Bank Revolving Credit Facility prior to February 15, 2009, CityForest is obligated to pay to Associated Bank a fee equal to 1.00% of the commitment then being terminated. The maturity date of the Associated Bank Revolving Credit Facility is February 15, 2011.

The Reimbursement Agreement requires scheduled semi-annual payments of principal of the Bonds equal to approximately 2.00% of the principal amount outstanding as of the date of the Acquisition, with the balance payable at maturity of the Bonds on March 1, 2028. The Reimbursement Agreement also contains a number of other provisions regarding reserve funds and other mandatory and optional repayments in connection with the Bonds.  In addition, the Reimbursement Agreement provides that in certain circumstances where we incur indebtedness in excess of amounts currently permitted under the indenture or refinances the indebtedness issued under the indenture, Associated Bank may require CityForest to repay all of its obligations to Associated Bank under the Reimbursement Agreement and either to cause the Bonds to be redeemed or to replace the Associated Bank Letter of Credit with a Substitute Credit Facility, as such term is defined in the CityForest Indenture.

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

The Reimbursement Agreement also contains customary events of default, including:  payment defaults; breaches of representations and warranties; covenant defaults; cross-defaults to certain other debt, including the Additional Notes and indebtedness under the Amended Credit Agreement; certain events of bankruptcy and insolvency; judgment defaults; certain defaults related to the Employee Retirement Income Security Act of 1974, as amended; and a change of control of CityForest or us.

We have guaranteed all of the obligations of CityForest under the Reimbursement Agreement, pursuant to the Cellu Tissue Guaranty executed by us in favor of Associated Bank. In addition, the obligations of CityForest under the Reimbursement Agreement are secured by first-priority liens in favor of Associated Bank in all of CityForest’s assets.  The U.S. Administrative Agent, the Canadian Administrative Agent, Associated Bank and CityForest have entered into an Intercreditor Agreement, dated March 21, 2007, which sets forth the respective rights and priorities of Associated Bank, on the one hand, and the U.S. Administrative Agent and the Canadian Administrative Agent, on the other hand, as to the collateral of CityForest securing the Reimbursement Agreement and the Amended Credit Agreement.

Cash as of May 31, 2007 decreased to $8.0 million from $16.3 million as of the end of fiscal year 2007.  The decrease in our cash position was primarily due to cash on hand used to finance a portion of the acquisition of CityForest and payment of our semi-annual interest in March 2007.

Receivables, net as of May 31, 2007 increased to $39.5 million from $34.1 million as of the end of fiscal year 2007.  Included in the $39.5 million is $3.6 million of receivables related to CityForest.  Without the effect of the acquisition, receivables increased $1.8 million from the end of fiscal year 2007.

Inventory as of May 31, 2007 increased to $30.3 million from $29.6 million as of the end of fiscal year 2007.   Included in the $30.3 million is $1.5 million of inventories related to CityForest.  Without the effect of the acquisition, inventories decreased $.8 million from the end of fiscal year 2007.

Prepaid expenses and other current assets as of May 31, 2007 increased to $3.5 million from $2.8 million as of the end of fiscal year 2007.  Included in the $3.5 million is $1.0 of prepaid expenses and other current assets related to CityForest.  Without the effect of the acquisition, prepaid expense and other current assets decreased $.3 million from the end of fiscal year 2007.

Property, plant and equipment, net as of May 31, 2007 increased to $297.6 million from $228.9 million as of the end of fiscal year 2007.  Included in the $297.6 million of property, plant and equipment, net is $71.2 million related to CityForest.  Without the effect of the acquisition, property, plant and equipment decreased $2.5 million from the end of fiscal year 2007.  This decrease relates to depreciation expense for the period offset partially by capital expenditures for the period.

Other assets as of May 31, 2007 increased to $1.5 million from $.2 million as of the end of fiscal year 2007.  Included in the $1.5 million of other assets is $1.2 million related to CityForest.  Without the effect of the acquisition, other assets are consistent with the end of fiscal year 2007.

Revolving line of credit as of May 31, 2007 represents $17.4 million of borrowings to finance a portion of the acquisition of CityForest, offset by payments of $3.0 million since the date of the acquisition.

Accounts payable as of May 31, 2007 increased to $21.6 million from $16.5 million as of the end of fiscal year 2007.  Included in the $21.6 million of accounts payable is $3.3 million related to CityForest.  Without the effect of the acquisition, accounts payable increased $1.8 million from the end of fiscal year 2007 due to the timing of payments.

Accrued interest as of May 31, 2007 decreased to $3.9 million from $7.2 million as of the end of fiscal year 2007 due primarily to the timing (semi-annual) of interest payments on the Notes.

Long-term debt as of May 31, 2007 increased to $199.0 million from $160.4 million as of the end of fiscal year 2007 due to the assumption of CityForest debt and debt incurred to finance the acquisition.

Stockholders’ equity as of May 31, 2007 was $39.4 million compared to $39.0 as of the end of fiscal year 2007.   The net loss generated for the fiscal 2008 three-month period was offset by the increase in accumulated other comprehensive income due to the increase in Canadian exchange rates for the fiscal 2008 three-month period.

Critical Accounting Policies

Our critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended February 28, 2007.  The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities.  We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances.  However, actual results may vary from these estimates under different assumptions or conditions.

New Accounting Pronouncements

In September 2006, the FASB issued FAS 157. We were required to adopt the provisions of FAS 157 effective March 1, 2007.  FAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed.  FAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data.  The adoption of FAS No. 157 did not have a material impact on our results of operations and financial position.

We adopted FIN 48, at the beginning of fiscal year 2008.  The implementation did not have a material impact on the Company’s results of operations and financial position. At May 31, 2007, we did not have any unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of May 31, 2007, we have accrued interest and penalties, if any, related to uncertain tax positions.

The tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.  As of May 31, 2007, we do not expect any material changes to unrecognized tax positions within the next twelve months.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In March 2004, we completed a private offering of the Notes.  In connection with the acquisition of CityForest in March 2007, we issued and sold approximately $20 million of Additional Notes and assumed $18.4 million of additional debt.  We also have the ability to borrow under a revolving line of credit, up to $40.0 million, of which as of May 31, 2007 we have outstanding borrowings of $14.4 million.  As a result, we are highly leveraged.

We have minimal foreign currency translation risk.  All international sales, other than sales originating from our Canadian subsidiary, are denominated in U. S. dollars.  Due to our Canadian operations, however, we could be adversely affected by unfavorable fluctuations in foreign currency exchange rates.

Item 4.  Controls and Procedures

(a)           Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring them that all material information required to be disclosed by the Company in this Quarterly Report on Form 10-Q was  recorded, processed, summarized, reported and properly disclosed in the time period specified in the rules and regulations of the Securities and Exchange Commission, and that such information was accumulated and communicated to the Company’s management (including its Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company is in compliance with Rule
13a-15(e) of the Exchange Act.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2007 have not materially changed.

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

Cellu Tissue Holdings, Inc.

Date: July 13, 2007	/s/ Russell C. Taylor
Mr. Russell C. Taylor
President and Chief Executive Officer

Date: July 13, 2007	/s/ Dianne M. Scheu
Ms. Dianne M. Scheu
Senior Vice President, Finance and Chief
Financial Officer