Form 10-Q
period 2007-08-30
Cellu Tissue Holdings, Inc.
filed 2007-10-12
CIK 1295976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 30, 2007

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

The number of shares outstanding of each of the registrant’s classes of common stock as of October 5, 2007:

Title of Class	Shares Outstanding
Common Stock, $.01 par value	100

CELLU TISSUE HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED AUGUST 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Periods
	Post - Merger		Pre-Merger
	June 1, 2007-	June 13, 2006-	May 26, 2006-
	August 30,2007	August 24, 2006	June 12, 2006

Net sales	$109,000,321	$68,562,386	$15,599,955
Cost of goods sold	97,233,784	65,217,759	14,262,654
Gross profit	11,766,537	3,344,627	1,337,301

Selling, general and administrative expenses	4,519,992	3,778,374	2,437,561
Stock and related compensation expense	186,203	136,290	—
Restructuring costs	—	240,218	—
Merger-related transaction costs	—	102,375	5,806,058
Income (loss) from operations	7,060,342	(912,630)	(6,906,318)

Interest expense, net	5,102,666	3,152,536	843,630
Foreign currency loss (gain)	196,110	(66,676)	83,510
Other income	(40,261)	(17,453)	(1,657)
Income (loss) before income tax expense (benefit)	1,801,827	(3,981,037)	(7,831,801)

Income tax expense (benefit)	731,997	(1,361,649)	(1,772,489)
Net income (loss)	$1,069,830	$(2,619,388)	$(6,059,312)

See accompanying notes to consolidated financial statements.

	For the Periods
	Post - Merger		Pre-Merger
	March 1, 2007-	June 13, 2006-	March 1, 2006-
	August 30, 2007	August 24, 2006	June 12, 2006
Net sales	$212,201,107	$68,562,386	$94,241,932
Cost of goods sold	192,142,452	65,217,759	86,053,812
Gross profit	20,058,655	3,344,627	8,188,120

Selling, general and administrative expenses	9,002,729	3,778,374	5,584,865
Stock and related compensation expense	419,322	136,290
Restructuring costs	—	240,218	—
Merger-related transaction costs	—	102,375	5,933,265
Income (loss) from operations	10,636,604	(912,630)	(3,330,010)

Interest expense, net	10,121,760	3,152,536	4,896,355
Foreign currency loss (gain)	520,408	(66,676)	289,010
Other income	(82,500)	(17,453)	(27,049)
Income (loss) before income tax expense (benefit)	76,936	(3,981,037)	(8,488,326)
Income tax expense (benefit)	117,590	(1,361,649)	(1,953,362)
Net loss	$(40,654)	$(2,619,388)	$(6,534,964)

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 30	February 28
	2007	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,335,306	$16,260,601
Receivables, net	43,277,645	34,140,844
Inventories	30,742,895	29,603,809
Prepaid expenses and other current assets	6,097,851	2,809,014
Income tax receivable	327,183	329,861
Deferred income taxes	5,652,643	6,498,098
TOTAL CURRENT ASSETS	88,433,523	89,642,227
PROPERTY, PLANT AND EQUIPMENT, NET	291,711,662	228,851,765
GOODWILL	6,924,559	—
TRADEMARKS	8,750,314	6,550,314
OTHER ASSETS	1,436,426	224,438
TOTAL ASSETS	$397,256,484	$325,268,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$2,600,000	$—
Accounts payable	26,978,335	16,523,755
Accrued expenses	19,188,428	16,315,163
Accrued interest	8,294,935	7,226,753
Current portion of long-term debt	760,000	—
TOTAL CURRENT LIABILITIES	57,821,698	40,065,671
LONG-TERM DEBT, LESS CURRENT PORTION	198,350,283	160,355,507
DEFERRED INCOME TAXES	65,596,632	50,677,332
OTHER LIABILITIES	35,159,782	35,179,252
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Capital in excess of par value	46,641,601	46,259,101
Accumulated deficit	(6,233,020)	(6,192,366)
Accumulated other comprehensive loss	(80,493)	(1,075,754)
TOTAL STOCKHOLDERS’ EQUITY	40,328,089	38,990,982
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$397,256,484	$325,268,744

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Periods
	Post - Merger		Pre-Merger
	March 1, 2007-	June 13, 2006-	March 1, 2006-
	August 30, 2007	August 24, 2006	June 12, 2006

Cash flows from operating activities
Net loss	$(40,654)	$(2,619,388)	$(6,534,964)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Noncash inventory charge	—	909,264	—
Stock-based compensation	382,500	136,290	923,580
Deferred income taxes	(1,473,753)	(558,206)	(396,024)
Accretion of debt discount	304,776	59,994	85,471
Amortization of intangibles	—	—	405,568
Depreciation	12,194,748	4,515,763	4,226,643
Changes in operating assets and liabilities:
Receivables	(3,565,303)	2,998,825	(1,994,674)
Inventories	406,347	2,185,566	(2,208,757)
Prepaid expenses, other current assets and income tax receivable	(2,128,067)	177,486	(683,329)
Other	458,540	(15,410)	(5,328)
Accounts payable, accrued expenses and accrued interest	6,685,112	(2,139,598)	(358,006)
Total adjustments	13,264,900	8,269,974	(4,856)
Net cash provided by (used in) operating activities	13,224,246	5,650,586	(6,539,820)

Cash flows from investing activities
Cash paid for acquisition, net of cash received	(43,617,819)
Equity investment by Weston Presidio	—	45,761,997	—
Capital expenditures, net	(6,940,787)	(1,884,457)	(1,937,610)
Net cash (used in) provided by investing activities	(50,558,606)	43,877,540	(1,937,610)

	For the Periods
	Post - Merger		Pre-Merger
	March 1, 2007-	June 13, 2006-	March 1, 2006-
	August 30, 2007	August 24, 2006	June 12, 2006

Cash flows from financing activities
Merger consideration paid to former shareholders	—	(45,761,997)	—
Payments of long-term debt	—	—	(290,000)
Borrowings on revolving line of credit,net	2,600,000	—	—
Proceeds from bond offering	20,000,000	—	—
Net cash provided by (used in) financing activities	22,600,000	(45,761,997)	(290,000)

Effect of foreign currency	809,065	(48,535)	362,212
Net (decrease) increase in cash and cash equivalents	(13,925,295)	3,717,594	(8,405,218)
Cash and cash equivalents at beginning of period	16,260,601	14,418,844	22,824,062
Cash and cash equivalents at end of period	$2,335,306	$18,136,438	$14,418,844

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

August 30, 2007

Note 1 Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements include the accounts of Cellu Tissue Holdings, Inc. (the “Company” ) and its wholly owned subsidiaries.  The Company is a wholly owned subsidiary of Cellu Paper Holdings, Inc. (the “Parent”).

On June 12, 2006 the Parent consummated an Agreement and Plan of Merger with Cellu Parent Corporation (“Cellu Parent”), a corporation organized and controlled by Weston Presidio V, L.P. (“Weston Presidio”), and Cellu Acquisition Corporation, a wholly owned subsidiary of Cellu Parent and a newly formed corporation indirectly controlled by Weston Presidio (“Merger Sub”).  Pursuant to the agreement, on June 12, 2006, Merger Sub was merged with and into Parent, with Parent surviving (the “Merger”).  Accordingly, the operating results and cash flows for the prior year are presented in the accompanying financial statements on a pre-merger (period from May 26, 2006 to June 12, 2006 and period from March 1, 2006 to June 12, 2006) and post-merger (period from June 13, 2006 to August 24, 2006) basis.  The current year operating results and cash flows are post-merger.

 These statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and six months ended August 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2008.  For further information, refer to the Company’s consolidated financial statements and footnotes thereto as of February 28, 2007 and for the year then ended contained in the Company’s Annual Report on Form 10-K, from which the consolidated balance sheet at February 28, 2007 has been derived and the Company’s latest Current Reports on Form 8-K as filed with the Securities and Exchange Commission (“SEC”).

The Company accounted for the Merger as a purchase in accordance with the provisions of Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, which resulted in a new valuation for the assets and liabilities of the Company based upon fair values as of the date of the Merger.  As allowed under SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, the Company has reflected all applicable purchase accounting adjustments in the Company’s consolidated financial statements for all periods subsequent to the Merger date (“Push Down Accounting”).  Push Down Accounting requires the Company to establish a new basis for its assets and liabilities based on the amount paid for its equity at close of business on June 12, 2006.  Accordingly, Cellu Parent’s ownership basis is reflected in the Company’s consolidated financial statements beginning upon completion of the Merger.  In order to apply Push Down Accounting, Cellu Parent’s purchase price of $207.8 million, including assumption of $162.0 million in aggregate principal amount of the Company’s outstanding 9.75% senior secured notes (the “Notes”), was allocated to the assets and liabilities based on their relative fair values.  The purchase price is subject to adjustment for certain tax benefits that the Company may realize.  In addition, total consideration is subject to adjustment for up to an additional $35.0 million in contingent earnout consideration based upon the achievement of certain financial targets.  If any portion of the earned contingent payments is unable to be made, then Weston Presidio has agreed to provide the necessary funds to former holders of the Parent’s capital stock, options and warrants through an equity investment in Parent or otherwise.  In accordance with SFAS 141, the $35.0 million has been recognized as a liability in the Company’s balance sheet and is recorded in other liabilities as of August 30, 2007.

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

On June 12, 2006, the Board of Directors of Cellu Parent adopted the 2006 Stock Option and Restricted Stock Plan (the “Plan”).  Under the Plan, the Plan Administrator may make awards of options to purchase shares of common stock of Cellu Parent and/or awards of restricted shares of common stock of Cellu Parent.  A maximum of 8,095 shares of common stock of Cellu Parent may be delivered in satisfaction of awards under the Plan, determined net of shares of common stock withheld by Cellu Parent in payment of the exercise price of an award or in satisfaction of tax withholding requirements.  Key employees and directors of, and consultants and advisors to, Cellu Parent or its affiliates who, in the opinion of the Plan Administrator, are in a position to make a significant contribution to the success of Cellu Parent and its affiliates are eligible to participate in the Plan.   Stock options are granted at the market price of the Company’s stock on the date of grant and have a 10-year term.  Generally, stock option grants vest ratably over four years from the date of grant.  The following describes how certain assumptions affecting the estimated fair value of stock options are determined.  The dividend yield is zero; the volatility is based on historical market value of the Company’s stock; and the risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option.  The Company uses historical data in order to estimate exercise, termination and holding period behavior for valuation purposes.  A summary of the outstanding options as of August 30, 2007 is as follows:  There was no activity during the three months then ended.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, June 1, 2007 and August 30, 2007	1,150	$726.99	9.53 and 9.28 years, respectively
Exercisable, August 30, 2007	—	—	—

The fair value of the stock option grant was estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average assumptions used to value the grants were no dividend yield; 57% volatility; 4.9% risk free interest rate; and 10-year expected life.  The weighted average fair value of stock options granted was $472.69 per share and the unrecognized total compensation cost as of August 30, 2007 related to nonvested awards is $473,352.

On August 6, 2007, Cellu Parent entered into a Restricted Stock Agreement with the Company’s newly appointed Chief Financial Officer, pursuant to which Cellu Parent granted 700 restricted shares of its common stock to the named individual pursuant to the Plan.  The shares will vest and cease to be restricted in four equal annual installments commencing on August 6, 2007, as long as the named individual is continuously employed by the Company until such vesting date with respect to his shares.  Any restricted stock outstanding at the time of a Covered Transaction (as defined in the Plan) shall become vested and cease to be restricted stock at the time of a change in control.  Additionally, the Parent has agreed to pay an amount to the named individual equal to an amount that would be included in such individual’s gross income and payable as income tax as a result of making a Section 83(b) election under the Internal Revenue Code of 1986, as amended.  The named individual has made a timely Section 83(b) election.

On June 12, 2006, Cellu Parent entered into Restricted Stock Agreements with the Company’s Chief Executive Officer, Chief Operating Officer and the then Chief Financial Officer, pursuant to which Cellu Parent granted 3,778 restricted shares of its common stock to the Chief Executive Officer and 1,349 restricted shares of its common stock to each of the other two named individuals pursuant to the Plan.  The shares will vest and cease to be restricted in four equal annual installments commencing on June 12,

2007, as long as the named individual, as the case may be, is continuously employed by the Company until each such vesting date with respect to his or her shares.  Any restricted stock outstanding at the time of a Covered Transaction (as defined in the Plan) shall become vested and cease to be restricted stock at the time of a change in control.  Additionally, the Parent has agreed to pay an amount to the named individuals equal to an amount that would be included in such individuals’ gross income and payable as income tax as a result of making a Section 83(b) election under the Internal Revenue Code of 1986, as amended.  All named individuals have made a timely Section 83(b) election.

Effective July 31, 2007, the then Chief Financial Officer resigned and forfeited 2/3 of the restricted stock grant, and accordingly, the Company only recorded compensation expense associated with this individual’s grant through June 12, 2007 as all other shares were forfeited and no compensation expense is required to be recognized for forfeited shares.

For the three months ended August 30, 2007, the Company has recorded $152,822 of compensation expense related to the above restricted stock grants.  For the period from June 13, 2006 to August 24, 2006, the Company has recorded $136,290 of compensation expense related to the vesting of the grants at that time in accordance with SFAS 123R.

Immediately prior to consummation of the Merger, there were 341.3 restricted shares of the Parent’s common stock.  In accordance with the terms of the old Plan, the restricted stock immediately vested.  Accordingly, for the period from May 26, 2006 to June 12, 2006, the Company has recorded $870,922 of compensation expense related to the vesting of the above restricted stock in accordance with SFAS 123R.  The Company had previously recorded $52,658 related to the normal vesting in the three-month period ended May 25, 2006.

Derivatives and Hedging

The Company uses derivative financial instruments to offset a substantial portion of its exposure to market risk arising from changes in the price of natural gas.  Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as hedges of specific quantities of natural gas expected to be purchased in future months.  These contracts are held for purposes other than trading and are designated as cash flow hedges.  The Company measures hedge effectiveness by formally assessing, at least quarterly, the correlation of the expected future cash flows of the hedged item and the derivative hedging instrument.  The ineffective portions of the hedges, which are not material for any period presented, are immediately recognized in earnings.  The fair value of these cash flow hedging instruments was a liability of $.6 million and an asset of less than $.1 million as of August 30, 2007 and February 28, 2007, respectively.  During the next 12 months, the entire $.6 million will be reclassified to earnings consistent with the timing of the underlying hedged transactions.

Note 2 Inventories

Components of inventories are as follows:

	August 30, 2007	February 28, 2007

Finished goods	$17,017,370	$18,896,790
Raw materials	4,858,104	2,742,025
Packaging materials and supplies	9,082,168	8,098,582
	30,957,642	29,737,397
Inventory reserves	(214,747)	(133,588)
	$30,742,895	$29,603,809

Note 3 Acquisitions

On March 21, 2007, the Company executed a definitive merger agreement (the “Acquisition Agreement”) with CityForest Corporation (“CityForest”), Cellu City Acquisition Corporation (“Cellu City Merger Sub”) and Wayne Gullstad as the shareholders’ representative.  Pursuant to the Acquisition Agreement, and subject to the terms and conditions therein, Cellu City Merger Sub, a wholly owned subsidiary of the Company, merged with and into CityForest, with CityForest surviving and becoming a wholly owned subsidiary of the Company (the “Acquisition”).  The aggregate merger consideration (including assumption of $18.4 million in aggregate principal amount of industrial revenue bonds) was approximately $61.0 million subject to certain working capital and net cash adjustments.  Total cash paid for the acquisition of $46.8 million (purchase price of $61.0 million less assumed indebtedness of $18.4 million plus restricted cash and other miscellaneous adjustments of $1.6 million and acquisition costs of $2.6 million) was financed in part by issuance of unregistered 9 3/4% Senior Secured Notes due 2010 (the “Additional Notes”) of approximately $20.0 million, borrowings on a revolving line of credit ($17.4 million) and available cash on hand.

The Acquisition has been accounted for as a purchase in accordance with the provisions of SFAS 141 and, accordingly, the consolidated statements of operations includes the results of CityForest during the three months and six months ended August 30, 2007 from the date of acquisition.  Purchase price allocations are subject to refinement until all pertinent information is obtained.  The Company has allocated the excess of purchase price over the net assets acquired in the acquisition based on its estimates of the fair value of assets and liabilities as follows:

Excess purchase price allocated to:
Property, plant and equipment	$32,874,272
Trademarks	2,200,000
Goodwill	6,924,559
Long-term debt	(1,724,684)
Deferred income taxes	(17,238,509)
Total	$23,035,638

The Company has estimated the fair value of the assets and liabilities of the Acquisition, utilizing information available at the time the Company’s unaudited interim financial statements subsequent to the Acquisition were prepared, and these estimates are subject to refinement until all pertinent information has been obtained. At that time, the Company was in the process of obtaining outside third-party appraisals of its tangible and intangible assets and had assumed no intangible assets or goodwill arising from the acquisition.  In the second quarter of the fiscal year ending February 29, 2008 (“fiscal year 2008”), the Company obtained a third-party appraisal of CityForest’s tangible and intangible assets and has finalized its calculation of deferred income taxes resulting from the book to tax differences arising from the application of purchase accounting.  As a result thereof, trademarks of $2.2 million and goodwill of $6.9 million have been recorded.  Furthermore, the net deferred income tax liability has increased $4.2 million from the Company’s original estimate.

The results of CityForest’s operations from the date of acquisition (March 21, 2007) are included in the Company’s tissue segment and accordingly, are included for the three months ended August 30, 2007.  Unaudited pro forma results of operations for the periods June 13, 2006-August 24, 2006 and May 26, 2006-June 12, 2006, for the six months ended August 30, 2007, for the period June 13, 2006-August 24, 2006 and for the period March 1, 2006-June 12, 2006, as if the Company and CityForest had been combined as of March 1, 2006, are presented below.  The pro forma results include estimates and assumptions, which the Company’s management believes are reasonable.  However, the pro forma results do not include any cost savings or other effects of the planned integration of CityForest and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	June 13, 2006-August 24, 2006 (1)		May 26, 2006 – June 12, 2006 (1)
	As Filed	Pro Forma	As Filed	Pro Forma
	(in thousands)		(in thousands)
Net sales	$68,562	$78,146	$15,600	$17,802
Operating (loss) income	$(913)	$1,715	$(6,906)	$(6,302)
Net loss	$(2,619)	$(661)	$(6,059)	$(5,609)

(1) Pro forma operating results include the operating results for CityForest for the three months ended June 30, 2006, prorated between the two reporting periods presented for the Company,  as CityForest was previously a calendar year-end company.

	Six Months Ended August 30,2007(1)		June 13, 2006-August 24, 2006 (2)		March 1, 2006-June 12, 2006 (2)
	As Filed	Pro Forma	As Filed	Pro Forma	As Filed	Pro Forma
	(in thousands)		(in thousands)		(in thousands)
Net sales	$212,201	$214,911	$68,562	$78,146	$94,242	$107,644
Operating income	$10,637	$11,223	$(913)	$1,715	$(3,330)	$(266)
Net (loss) income	$(41)	$520	$(2,619)	$(661)	$(6,535)	$(4,344)

(1) Pro forma operating results include the operating results for CityForest for the six months ended August 30, 2007. The “as filed” operating results include the operating results for CityForest for the period from the acquisition date (March 21, 2007) to August 30, 2007.

(2)  Pro forma operating results include the operating results for CityForest for the six months ended June 30, 2006, prorated between the two reporting periods presented for the Company, as CityForest was previously a calendar year-end company.

Note 4 Long-Term Debt

Long-term debt consists of the following:

	August 30, 2007	February 28, 2007
9 ¾% senior secured notes due 2010	$182,255,572	$162,000,000
Less discount	(1,595,289)	(1,644,493)
	180,660,283	160,355,507
Industrial revenue bond payable, in semi-annual installments, plus variable interest, due March 1, 2008	18,450,000	—
	199,110,283	160,355,507
Less current portion of debt	760,000	—
	$198,350,283	$160,355,507

In connection with the Acquisition (see Note 3), the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Wingate Capital Ltd. (“Wingate”), dated March 21, 2007, pursuant to which it issued and sold $20.3 million aggregate principal amount of Additional Notes to Wingate for the purchase price of $20.0 million, which is equal to 98.7383% of the aggregate principal amount of the Additional Notes. The Additional Notes were issued pursuant to and will be governed by the Indenture, dated as of March 12, 2004 (as amended and supplemented, the “Cellu Tissue Indenture”) among the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as successor trustee to the Bank of New York (the “Trustee”).

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

In connection with the Merger (see Note 1), the Company solicited consents with respect to the Notes.  Consents were received with respect to 100% of the aggregate outstanding principal amount of the Notes. The Company accepted all of the consents delivered in the consent solicitation and paid to the consenting noteholders a consent fee of $40 per $1,000 principal amount of Notes for which they delivered consents.  These payments were made in the Company’s second quarter of the fiscal year ended February 28, 2007

(“fiscal year 2007”).  These payments along with other transaction costs totaling $5.9 million are reflected as merger-related transaction costs on the statement of operations for the prior year.  The Company had previously incurred $.1 million in the first quarter of fiscal year 2007.  As a result of the acceptance by the Company of the consents delivered by noteholders and the completion of the consent solicitation, the amendments to the Cellu Tissue Indenture described in the Consent Solicitation Statement dated May 9, 2006 and related Supplement dated May 24, 2006 became operative and the Company was not required to make a change of control offer to purchase any Notes in connection with the Merger.

The Company entered into a Credit Agreement, dated as of June 12, 2006 (the “Credit Agreement”), among the Company, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of the Company, as Canadian Borrower, Parent, the other loan guarantors party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and the other lenders party thereto.  The Credit Agreement provides for a $35.0 million working capital facility, including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. An amount equal to $32.0 million is available, in U.S. dollars, to the U.S. Borrower under the facility, and an amount equal to $3.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility.  Borrowings of $17.4 million were made to finance a portion of the Acquisition.  As of August 30, 2007, $2.6 million of borrowings remained outstanding under the working capital facility.

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

The Reimbursement Agreement requires scheduled semi-annual payments of principal of the Bonds equal to approximately 2.00% of the principal amount outstanding as of the date of the Acquisition, with the balance payable at maturity of the Bonds on March 1, 2028. The Reimbursement Agreement also contains a number of other provisions regarding reserve funds and other mandatory and optional repayments in connection with the Bonds.  In addition, the Reimbursement Agreement provides that in certain circumstances where the Company incurs indebtedness, as defined, in excess of amounts currently permitted under the CityForest Indenture or refinances the indebtedness issued under the Indenture, Associated Bank may require CityForest to repay all of its obligations to Associated Bank under the Reimbursement Agreement and either to cause the Bonds to be redeemed or to replace the Associated Bank Letter of Credit with a Substitute Credit Facility, as such term is defined in the CityForest Indenture.

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

Note 5 Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three months ended August 30, 2007 and for the periods from June 13, 2006 to August 24, 2006 and May 26, 2006 to June 12, 2006 are as follows:

		For the Periods
	Three Months Ended August 30, 2007	June 13, 2006- August 24, 2006	May 26, 2006- June 12, 2006
	(Post-Merger)		(Pre-Merger)
Net income (loss)	$1,069,830	$(2,619,388)	$(6,059,312)
Foreign currency translation adjustments	370,020	(48,535)	41,139
Derivative loss	(643,300)	(154,672)	—
Comprehensive income (loss)	$796,550	$(2,822,595)	$(6,018,173)

The components of comprehensive income (loss) for the six months ended August 30, 2007 and for the periods from June 13, 2006 to August 24, 2006 and March 1, 2006 to June 12, 2006 are as follows:

	Six Months Ended August 30, 2007	June 13, 2006- August 24, 2006	March 1, 2006- June 12, 2006
	(Post-Merger)		(Pre-Merger)
Net loss	$(40,654)	$(2,619,388)	$(6,534,964)
Foreign currency translation adjustments	809,065	(48,535)	362,212
Derivative loss	(633,170)	(154,672)	—
Comprehensive income (loss)	$135,241	$(2,822,595)	$(6,172,752)

Note 6 Business Segments

The Company operates in two reportable business segments:  tissue and machine-glazed paper.  The Company assesses the performance of its reportable business segments using income from operations.  Income from operations excludes interest income, interest expense, other income (expense), income tax expense (benefit) and the impact of foreign currency gains and losses.   A portion of corporate and shared expenses is allocated to each segment.  Included in loss from operations for the period May 26, 2006 to June 12, 2006 is $5,806,058 of merger-related transaction costs.  Of this amount, $3,773,938 impacts the tissue segment and $2,032,120 impacts the machine-glazed paper segment.  Included in loss from operations for the period June 13, 2006 to August 24, 2006 is $102,375 of merger-related transaction costs, $240,218 of restructuring costs, $909,264 for a non-cash charge to cost of goods sold related to excess purchase price allocated to inventory and $1,518,430 of additional depreciation expense related to excess purchase price allocated to property, plant and equipment.  Of these amounts, $66,544, $156,142, $591,022 and $986,980, respectively, impacts the tissue segment and $35,831, $84,076, $318,242 and $531,450, respectively, impacts the machine-glazed paper segment. Also, included in loss from operations for the periods June 13, 2006 to August 24, 2006 and May 26, 2006 to June 12, 2006 is compensation charges of $2,687,092 and $397,279, respectively, related to non-cash compensation expense related to the vesting of restricted stock awards, payments of taxes associated with such awards and other compensation expense related to the Merger.  Of theses amounts, $1,746,610 and $258,231, respectively, impacts the tissue segment and $940,482 and $139,048, respectively, impacts the machine-glazed segment.  Segment information for the three months ended August 30, 2007 and for the periods June 13, 2006 to August 24, 2006 and May 26, 2006 to June 12, 2006 follows:

	(Post-Merger)		(Pre-Merger)
	Three Months Ended August 30, 2007	June 13, 2006- August 24, 2006	May 26, 2006- June 12, 2006

Net Sales
Tissue	$83,494,959	$49,024,665	$11,870,989
Machine-glazed paper	25,505,362	19,537,721	3,728,966
Consolidated	$109,000,321	$68,562,386	$15,599,955

Income (loss) from operations
Tissue	$6,383,420	$(119,515)	$(4,149,980)
Machine-glazed paper	676,922	(793,115)	(2,756,338)
Consolidated	7,060,342	(912,630)	(6,906,318)
Interest expense	(5,146,223)	(3,224,321)	(865,095)
Net foreign currency transaction (loss) gain	(196,110)	66,676	(83,510)
Interest income	43,557	71,785	21,465
Other income	40,261	17,453	1,657
Pretax income (loss)	$1,801,827	$(3,981,037)	$(7,831,801)

Capital Expenditures
Tissue	$3,338,578	$1,198,562	$42,068
Machine-glazed paper	718,584	304,582	94,618
Corporate	237,279	381,313	118,359
Consolidated	$4,294,441	$1,884,457	$255,045

Depreciation
Tissue	$4,154,703	$3,190,553	$492,758
Machine-glazed paper	1,361,900	1,325,210	199,410
	$5,516,603	$4,515,763	$692,168

Segment information for the six months ended August 30, 2007 and for the periods June 13, 2006 to August 24, 2006 and March 1, 2006 to June 12, 2006 follows:

	(Post-Merger)		(Pre-Merger)
	Six Months Ended August 30, 2007	June 13, 2006- August 24, 2006	March 1, 2006- June 12, 2006
Net Sales
Tissue	$161,130,856	$49,024,665	$67,199,611
Machine-glazed paper	51,070,251	19,537,721	27,042,321
Consolidated	$212,201,107	$68,562,386	$94,241,932

Income (loss) from operations
Tissue	$10,466,397	$(119,515)	$(1,210,487)
Machine-glazed paper	170,207	(793,115)	(2,119,523)
Consolidated	10, 636,604	(912,630)	(3,330,010)
Interest expense	(10,184,898)	(3,224,321)	(5,000,732)
Net foreign currency transaction gain (loss)	(520,408)	66,676	(289,010)
Interest income	63,138	71,785	104,377
Other income	82,500	17,453	27,049
Pretax income (loss)	$76,936	$(3,981,037)	$(8,488,326)

Capital Expenditures
Tissue	$5,579,729	$1,198,562	$711,857
Machine-glazed paper	971,235	304,582	236,288
Corporate	389,823	381,313	989,465
Consolidated	$6,940,787	$1,884,457	$1,937,610

Depreciation
Tissue	$9,156,870	$3,190,553	$3,056,653
Machine-glazed paper	3,037,878	1,325,210	1,169,990
	$12,194,748	$4,515,763	$4,226,643

	August 30, 2007	February 28, 2007
Segment assets
Tissue	$307,801,310	$214,039,270
Machine-glazed paper	82,734,671	79,277,799
Corporate assets	6,720,503	31,951,675
Consolidated	$397,256,484	$325,268,744

Note 7 Income taxes

The effective income tax expense for the three months ended August 30, 2007 was 40.6% compared to effective income tax benefit of 34.20% and 22.6%, respectively, for the periods June 13, 2006 to August 24, 2006 and May 26, 2006 to June 12, 2006.  The effective income tax expense for the six months ended August 30, 2007 was 152.8% compared to an effective income tax benefit of 34.20% and 23.0%, respectively, for the periods June 13, 2006 to August 24, 2006 and March 1, 2006 to June 12, 2006.  Included in the income tax expense for the three months and six months ended August 30, 2007 is approximately $90,000 related to additional Canadian income taxes paid upon completion of the Company’s fiscal year 2007 tax returns.  The effective tax expense for the three months and six months ended August 30, 2007, without the effect of the additional Canadian income tax expense, was 35.6% and 35.1%, respectively.   The effective tax rate for the periods May 26, 2006 to June 12, 2006 and March 1, 2006 to June 12, 2006 differs from the federal statutory rate primarily due to non-deductible transaction costs expensed for book purposes.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), at the beginning of fiscal year 2008.  The implementation of FIN 48 did not have a material impact on the Company’s results of operations and financial position.  At August 30, 2007, the Company did not have any unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of August 30, 2007, the Company has accrued interest and penalties, if any, related to uncertain tax positions.

The fiscal tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.  As of August 30, 2007, the Company does not expect any material changes to unrecognized tax positions within the next 12 months.

Note 8 Union Contract

In July 2005, the United Steelworkers of America, referred to as USW, (formerly the Paper, Allied – Industrial, Chemical & Energy Workers International Union, referred to as PACE prior to PACE’s merger with and into USW) was elected to represent 84 hourly employees at our Mississippi facility, and was certified by the National Labor Relations Board as the exclusive collective bargaining representative of such employees.  On June 29, 2007, a collective bargaining agreement with USW was ratified.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Certain statements contained in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and, as such, may involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” or comparable terminology.  Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, those set forth in Item 1. Business-Forward-Looking Statements and Item 1A.  Risk Factors in our Annual Report on Form 10-K for our fiscal year ended February 28, 2007.  These risks and uncertainties should be considered in evaluating any forward-looking statements contained herein.

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

Merger

On June 12, 2006 Cellu Paper Holdings, Inc., our parent, consummated an Agreement and Plan of Merger with Cellu Parent, a corporation organized and controlled by Weston Presidio, and Cellu Acquisition Corporation, a wholly owned subsidiary of Cellu Parent and a newly formed corporation indirectly controlled by Weston Presidio, or Merger Sub.  Pursuant to the agreement, on June 12, 2006, Merger Sub was merged with and into our parent, with our parent surviving (referred to herein as the Merger).  Accordingly, the operating results and cash flows for the prior year are presented in the accompanying financial statements on a pre-merger (period from March 1, 2006 to June 12, 2006) and post-merger (period from June 13, 2006-August 24, 2006) basis.  The current year operating results and cash flows are post-merger.

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

In order to apply push down accounting, Cellu Parent’s purchase price of $207.8 million (including assumption of $162.0 million in aggregate principal amount of our outstanding 9.75% senior secured notes), or the Notes, was allocated to the assets and liabilities based on their relative fair values.  The purchase price is subject to adjustment for certain tax benefits that we may realize.  In addition, total consideration is subject to adjustment for up to an additional $35.0 million in contingent earnout consideration based upon the achievement of certain financial targets.  If any portion of the contingent payments are unable to be made, then Weston Presidio has agreed to provide the necessary funds to former holders of our parent’s capital stock, options and warrants through an equity investment in our parent or otherwise.  In accordance with SFAS 141, the $35.0 million has been recognized as a liability and is recorded in other liabilities as of August 30, 2007.

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

Acquisition

On March 21, 2007, we executed the Acquisition Agreement with CityForest, Cellu City Merger Sub and Wayne Gullstad as the shareholders’ representative.  Pursuant to the

Acquisition Agreement, and subject to the terms and conditions therein, Cellu City Merger Sub, a wholly owned subsidiary of ours, merged with and into CityForest, with CityForest surviving and becoming our wholly owned subsidiary.  The aggregate merger consideration (including assumption of $18.4 million in aggregate principal amount of industrial revenue bonds) was approximately $61.0 million subject to certain working capital and net cash adjustments.  Total cash paid for the acquisition of $46.8 million (purchase price of $61.0 million less assumed indebtedness of $18.4 million plus restricted cash and other miscellaneous adjustments of $1.6 million and acquisition costs of $2.6 million), was financed in part by issuance of unregistered 9 3/4% Senior Secured Notes due 2010 (the “Additional Notes”) of approximately $20.0 million, borrowings on a revolving line of credit ($17.4 million) and available cash on hand.

The Acquisition has been accounted for as a purchase in accordance with the provisions of SFAS 141 and, accordingly, the consolidated statements of operations includes the results of CityForest during the three months and six months ended August 30, 2007 from the date of Acquisition.  Purchase price allocations are subject to refinement until all pertinent information is obtained.  We have allocated the excess of purchase price over the net assets acquired in the acquisition based on our estimates of the fair value of assets and liabilities as follows:

Excess purchase price allocated to:
Property, plant and equipment	$32,874,272
Trademarks	2,200,000
Goodwill	6,924,559
Long-term debt	(1,724,684)
Deferred income taxes	(17,238,509)
Total	$23,035,638

We have estimated the fair value of the assets and liabilities of the Acquisition, utilizing information available at the time our unaudited interim financial statements subsequent to the Acquisition were prepared, and these estimates are subject to refinement until all pertinent information has been obtained. At that time, we were in the process of obtaining outside third-party appraisals of our tangible and intangible assets and had assumed no intangible assets or goodwill arising from the acquisition.  In the second quarter of fiscal year 2008, we obtained a third-party appraisal of CityForest’s tangible and intangible assets and have finalized the calculation of deferred income taxes resulting from the book to tax differences arising from the application of purchase accounting.  As a result thereof, trademarks of $2.2 million and goodwill of $6.9 million have been recorded.  Furthermore, the net deferred income tax liability has increased $4.2 million from our original estimate.

The results of CityForest’s operations from the date of acquisition (March 21, 2007) are included in our  tissue segment and accordingly, are included for the three months ended August 30, 2007.  Unaudited pro forma results of operations for the periods June 13, 2006-August 24, 2006 and May 26, 2006-June 12, 2006, for the six months ended August 30, 2007, for the periods June 13, 2006-August 24, 2006 and March 1, 2006-June 12, 2006,

as if we and CityForest had been combined as of March 1, 2006, are presented below.  The pro forma results include estimates and assumptions, which our management believes are reasonable.  However, the pro forma results do not include any cost savings or other effects of the planned integration of CityForest and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	June 13, 2006-August 24, 2006 (1)		May 26, 2006 – June 12, 2006 (1)
	As Filed	Pro Forma	As Filed	Pro Forma
	(in thousands)		(in thousands)
Net sales	$68,562	$78,146	$15,600	$17,802
Operating (loss) income	$(913)	$1,715	$(6,906)	$(6,302)
Net loss	$(2,619)	$(661)	$(6,059)	$(5,609)

(1) Pro forma operating results include the operating results for CityForest for the three months ended June 30, 2006, prorated between the two reporting periods presented for the Company,  as CityForest was previously a calendar year-end company.

	Six Months Ended August 30,2007(1)		June 13, 2006-August 24, 2006 (2)		March 1, 2006-June 12, 2006 (2)
	As Filed	Pro Forma	As Filed	Pro Forma	As Filed	Pro Forma
	(in thousands)		(in thousands)		(in thousands)
Net sales	$212,201	$214,911	$68,562	$78,146	$94,242	$107,644
Operating income	$10,637	$11,223	$(913)	$1,715	$(3,330)	$(266)
Net (loss) income	$(41)	$520	$(2,619)	$(661)	$(6,535)	$(4,344)

(1) Pro forma operating results include the operating results for CityForest for the six months ended August 30, 2007.  The “as filed” operating results include the operating results for CityForest for the period from the acquisition date (March 21, 2007) to August 30, 2007.

(2)  Pro forma operating results include the operating results for CityForest for the six months ended June 30, 2006, prorated between the two reporting periods presented for us,  as CityForest was previously a calendar year-end company.

Union Contract

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

RESULTS OF OPERATIONS

The three months and six months ended August 30, 2007 have been compared to the combined three months and six months ended August 24, 2006 pre- and post-Merger for purposes of management’s discussion and analysis of the results of operations.  Any references below to the three months and six months ended August 24, 2006 shall refer to the combined periods.

	Pre-Merger	Post-Merger	Combined
	May 26, 2006-	June 13, 2006-	Three Months Ended
	June 12, 2006	August 24, 2006	August 24, 2006

Net sales	$15,599,955	$68,562,386	$84,162,341
Cost of goods sold	14,262,654	65,217,759	79,480,413
Gross profit	1,337,301	3,344,627	4,681,928

Selling, general and administrative expenses	2,437,561	3,778,374	6,215,935
Stock and related compensation expense	—	136,290	136,290
Restructuring costs	—	240,218	240,218
Merger-related transaction costs	5,806,058	102,375	5,908,433
Loss from operations	(6,906,318)	(912,630)	(7,818,948)

Interest expense, net	843,630	3,152,536	3,996,166
Foreign currency (gain) loss	83,510	(66,676)	16,834
Other income	(1,657)	(17,453)	(19,110)
Loss before income tax benefit	(7,831,801)	(3,981,037)	(11,812,838)
Income tax benefit	(1,772,489)	(1,361,649)	(3,134,138)
Net loss	$(6,059,312)	$(2,619,388)	$(8,678,700)

	Pre-Merger	Post-Merger	Combined
	March 1, 2006-	June 13, 2006-	Six Months Ended
	June 12, 2006	August 24, 2006	August 24, 2006

Net sales	$94,241,932	$68,562,386	$162,804,318
Cost of goods sold	86,053,812	65,217,759	151,271,571
Gross profit	8,188,120	3,344,627	11,532,747

Selling, general and administrative expenses	5,584,865	3,778,374	9,363,239
Stock and related compensation expense	—	136,290	136,290
Restructuring costs	—	240,218	240,218
Merger-related transaction costs	5,933,265	102,375	6,035,640
Loss from operations	(3,330,010)	(912,630)	(4,242,640)

Interest expense, net	4,896,355	3,152,536	8,048,891
Foreign currency (gain) loss	289,010	(66,676)	222,334
Other income	(27,049)	(17,453)	(44,502)
Loss before income tax benefit	(8,488,326)	(3,981,037)	(12,469,363)
Income tax benefit	(1,953,362)	(1,361,649)	(3,315,011)
Net loss	$(6,534,964)	$(2,619,388)	$(9,154,352)

The tables that follow present unaudited net sales and gross profit for our principal segments for the combined three months and six months ended August 24, 2006.

	Pre-Merger	Post-Merger	Combined
	May 26, 2006-	June 13, 2006-	Three Months Ended
	June 12, 2006	August 24, 2006	August 24, 2006
Net Sales
Tissue	$11,870,989	$49,024,665	$60,895,654
Machine-glazed paper	3,728,966	19,537,721	23,266,687
Consolidated	$15,599,955	$68,562,386	$84,162,341

Gross Profit
Tissue	$1,234,589	$2,753,737	$3,988,326
Machine-glazed paper	102,712	590,890	693,602
Consolidated	$1,337,301	$3,344,627	$4,681,928

	Pre-Merger	Post-Merger	Combined
	March 1, 2006-	June 13, 2006-	Six Months Ended
	June 12, 2006	August 24, 2006	August 24, 2006
Net Sales
Tissue	$67,199,611	$49,024,665	$116,224,276
Machine-glazed paper	27,042,321	19,537,721	46,580,042
Consolidated	$94,241,932	$68,562,386	$162,804,318

Gross Profit
Tissue	$6,423,465	$2,753,737	$9,177,202
Machine-glazed paper	1,764,655	590,890	2,355,545
Consolidated	$8,188,120	$3,344,627	$11,532,747

Results of Operations for the Three Months Ended August 30, 2007 (the Fiscal 2008 Three-Month Period) compared to the Three Months Ended August 24, 2006 (the Fiscal 2007 Three-Month Period) and the Six Months Ended August 30, 2007 (the Fiscal 2008 Six-Month Period) compared to the Six Months ended August 24, 2006 (the Fiscal 2007 Six-Month Period)

Net sales for the fiscal 2008 three-month period increased $24.8 million, or 29.5%, to $109.0 million from $84.2 million for the comparable period in the prior year. Net sales for the fiscal 2008 six-month period increased $49.4 million, or 30.3%, to $212.2 from $162.8 million for the comparable period in the prior year.  On a company-wide basis, tons sold increased for the fiscal 2008 three-month period and the fiscal 2008 six-month period compared to the comparable periods of fiscal 2007.  For the fiscal 2008 three-month period, we sold 80,151 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products, an increase of 15,311 tons, or 23.6%, compared to the fiscal 2007 three-month period.  For the fiscal 2008 six-month period, we sold 158,403 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products, an increase of 32,204 tons, or 25.5%, compared to the fiscal 2007 six-month period.  Of the increase for the fiscal 2008 three-month period, $11.2 million and 11,393 tons resulted from the acquisition of CityForest.  Of the increase for the fiscal 2008 six-month period, $20.1 million and 20,534 tons resulted from the acquisition of CityForest.  Net selling price per ton increased from $1,298 and $1,290 for the fiscal 2007 three-month and six-month periods to $1,360 and $1,340 for the fiscal 2008 three-month and six-month periods.

Net sales for our tissue segment for the fiscal 2008 three-month period were $83.5 million, an increase of $22.6 million, or 37.1%, from the comparable period in the prior year.  Net sales for our tissue segment for the fiscal 2008 six-month period were $161.1 million, an increase of $44.9 million, or 38.6%, from the comparable period in the prior year.  These increases are attributable to the acquisition of CityForest, an increase in tonnage sold, primarily in our converting business, and an increase in net selling price per ton over the comparable periods in the prior year.

Net sales for our machine-glazed segment for the 2008 three-month period were $25.5 million, an increase of $2.2 million, or 9.6%, from the comparable period in the prior year.  Net sales for our machine-glazed segment for the 2008 six-month period were $51.1 million, an increase of $4.5 million, or 9.6%, from the comparable period in the prior year.   These increases are driven primarily by an increase in net selling price per ton over the comparable periods in the prior year.

Gross profit for the fiscal 2008 three-month period increased to $11.8 million from $4.7 million, an increase of $7.1 million, or 151.3%, from the comparable period in the prior year.   As a percentage of net sales, gross profit increased to 10.8% in the fiscal 2008 three-month period from 5.6% in the fiscal 2007 three-month period.  Gross profit for the fiscal 2008 six-month period increased to $20.1 million from $11.5 million, an increase of $8.6 million, or 73.9%, from the comparable period in the prior year. As a percentage of net sales, gross profit increased to 9.5% in the fiscal 2008 six-month period from 7.1% in the fiscal 2007 six-month period.  The increases in gross profit is attributable to continued improvement in product mix, lower manufacturing cost and the strong market for tissue hard rolls, compared to the comparable period in the prior year.

Gross profit for our tissue segment for the fiscal 2008 three-month period was $9.7 million, an increase of $5.7 million, or 143.8%, from the comparable period in the prior year.  Gross profit for our tissue segment for the fiscal 2008 six-month period was $17.0 million, an increase of $7.8 million, or 84.7%, from the comparable period in the prior year.

Gross profit for our machine-glazed segment for the fiscal 2008 three-month period was $2.1 million, an increase of $1.4 million, or 194.8%, from the comparable period in the prior year.  Gross profit for our machine-glazed segment for the fiscal 2008 six-month period was $3.1 million, an increase of $.7 million, or 31.8%, from the comparable period in the prior year.

As a percentage of net sales, gross profit for the tissue segment increased to 11.6% in the fiscal 2008 three-month period and 10.5% in the fiscal 2008 six-month period from 6.5% in the fiscal 2007 three-month period and 7.9% in the fiscal 2007 six-month period.  As a percentage of net sales, gross profit for the machine-glazed segment increased to 8.0% in the fiscal 2008 three-month period and 6.1% in the fiscal 2008 six-month period from 3.0% in the fiscal 2007 three-month period and 5.1% in the fiscal 2007 six-month period.

Selling, general and administrative expenses in the fiscal 2008 three-month period decreased $1.7 million, or 27.3%, to $4.5 million from $6.2 million in the fiscal 2007 three-month period.  Selling, general and administrative expenses in the fiscal 2008 six-month period decreased $.4 million, or 3.9%, to $9.0 million from $9.4 million in the fiscal 2007 six-month period.  As a percentage of net sales, selling, general and administrative expenses decreased to 4.1% in the fiscal 2008 three-month period and decreased to 4.2% in the fiscal 2008 six-month period from 7.3% and 5.8%, respectively, for the comparable periods in the prior year.  Included in the fiscal 2008 three-month and six-month periods are $.4 million and $.8 million, respectively, of ongoing CityForest administrative expenses.  Also, included in the fiscal 2008 three-month and six-month periods are additional costs incurred in connection with being compliant with Sarbanes Oxley and increases in incentive compensation expense associated with strong business performance.  Included in the fiscal 2007 three-month and six-month periods is $1.0 million of non-cash compensation expense related to the vesting of restricted stock awards, $1.5 million of other compensation expense related to tax payments associated with such awards and $.6 million of other compensation expense related to the Merger.

Stock and related compensation expense in the fiscal 2008 three-month and six-month periods of $.2 million and $.4 million, respectively, and in each of the fiscal 2007 three-month and six-month periods of $.1 million relates to the accounting for restricted stock and stock option grants.

Restructuring costs in the fiscal 2007 three-month and six-month periods were $.2 million related to severance costs associated with the elimination of a corporate position.

Merger-related transaction costs in the fiscal 2007 three-month period were $5.9 million and in the fiscal 2007 six-month period were $6.0 million associated with the Merger.

Interest expense, net in the fiscal 2008 three-month period was $5.1 million compared to $4.0 million in the fiscal 2007 three-month period.  Interest expense, net in the fiscal 2008 six-month period was $10.1 million compared to $8.0 million in the fiscal 2007 six-month period.  These increases are due to the assumption of CityForest debt and additional debt incurred in connection with the acquisition thereof.

Foreign currency loss (gain) in the fiscal 2008 three-month period was a loss of $.2 million and in the fiscal 2008 six-month period was a loss of $.5 million compared to a loss of less than $.1 million and a loss of $.2 million, respectively, for the comparable periods in the prior year.  The fluctuations relate to the change in the Canadian currency period over period.

Income tax expense for the fiscal 2008 three-month period was $.7 million or an effective tax rate of 40.6% compared to income tax benefit of $3.1 million or an effective tax rate of 26.5% for the fiscal 2007 three-month period.  The income tax expense for the fiscal year 2008 six-month period was $.1 million or an effective tax rate of 152.8% compared to income tax benefit of $3.3 million or an effective tax rate of 26.6% for the fiscal year 2007 six-month period.   Included in the income tax expense for the fiscal 2008 three-month and six-month periods is approximately $90,000 related to additional Canadian income taxes paid upon completion of our fiscal year 2007 tax returns.  The effective tax expense for the 2007 three-month and six-month periods, without the effect of the additional Canadian income tax expense, was 35.6% and 35.1%, respectively.   The effective tax rate for the fiscal year 2007 three-month and six-month periods differ from the federal statutory rate primarily due to non-deductible transaction costs expensed for book purposes.

Net income for the fiscal 2008 three-month period was $1.1 million, compared to a net loss of $8.6 million for the comparable period in the prior year. Net loss for the fiscal 2008 six-month period was a net loss of $.1 million compared to a net loss of $9.2 million for the comparable period in the prior year.

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

Net cash provided by operations was $13.2 million for the fiscal 2008 six-month period, compared to net cash used in operations of $.9 million for the fiscal 2007 six-month period.  Non-cash items, consisting of inventory charge, stock-based compensation, deferred income taxes, depreciation and amortization for the fiscal 2008 six-month period totaled $11.4 million compared to $10.3 million for the 2007 fiscal six-month period.  Cash flows provided by changes in working capital totaled $1.9 million for the fiscal 2008 six-month period, compared to cash flows used by changes in working capital of $2.0 million in the fiscal 2007 six-month period.  With respect to the changes in accounts receivable and inventory, cash used by these items was $3.1 million for the fiscal 2008 six-month period compared to cash provided by these items of $.9 million for the comparable period in the prior fiscal year.  Cash used by changes in prepaid expenses and other current assets was $1.7 million for the fiscal 2008 six-month period compared to cash used of $.4 million for the comparable period in the prior fiscal year.  Cash provided by changes in accounts payable, accrued expenses and accrued interest for the fiscal 2008 six-month period was $6.7 million compared to cash used of $2.5 million for the comparable period in the prior year.

Net cash used in investing activities for the fiscal 2008 six-month period was $50.6 million compared to net cash used in investing activities of $41.9 million for the fiscal 2007 six-month period.  The fiscal 2008 six-month period includes $43.7 million of cash paid for the Acquisition, net of cash received.  The fiscal 2007 six-month period includes $45.8 million related to the equity investment by Weston Presidio.  The remaining change relates to the level of capital spending period over period.

Net cash provided by financing activities for the fiscal 2008 six-month period was $22.6 million related to financing obtained in connection with the Acquisition.  The net cash used by financing activities for the fiscal 2007 six-month period includes $45.8 million related to merger consideration paid to former shareholders.  The remaining $.3 million for the fiscal 2007 six-month period relates to payments on our industrial revenue bond. Our last payment on our industrial revenue bond was made in the first quarter of fiscal year 2007.

In connection with the acquisition of CityForest, we entered into the Note Purchase Agreement, pursuant to which we issued and sold $20.3 million aggregate principal amount of Additional Notes to the Wingate for the purchase price of $20.0 million, which is equal to 98.7383% of the aggregate principal amount of the Additional Notes.  The Additional Notes were issued pursuant to and will be governed by Cellu Tissue Indenture among us, our subsidiary guarantors party thereto and the Trustee.

Our Notes and Additional Notes mature on March 15, 2010 and require semi-annual interest payments on March 15 and September 15, which commenced on September 15, 2004.

In connection with the Merger, we solicited consents with respect to the Notes.   Consents were received with respect to 100% of the aggregate outstanding principal amount of the Notes.  We accepted all of the consents delivered in the consent solicitation and paid to the consenting noteholders a consent fee of $40 per $1,000 principal amount of Notes for which they delivered consents.  As a result of the acceptance by us of the consents delivered by noteholders and the completion of the consent solicitation, the amendments to the Cellu Tissue Indenture described in the Consent Solicitation

Statement dated May 9, 2006 and related Supplement dated May 24, 2006 became operative and we were not required to make a change of control offer to purchase any Notes in connection with the Merger.

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

The Credit Agreement provides for a $35.0 million working capital facility, which has subsequently been increased to $40.0 million (see below), including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. An amount equal to $32.0 million is available, in U.S. dollars, to the U.S. Borrower under the facility, and an amount equal to $3.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility.  Borrowings of $17.4 million were made to finance a portion of the acquisition of CityForest.    As of August 30, 2007, there was $2.6 million of borrowings outstanding under the working capital facility.

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

CityForest Bond Documents

CityForest is party to a Loan Agreement with the City of Ladysmith, Wisconsin, as Issuer.  Pursuant to the Loan Agreement, the Issuer loaned the proceeds of the Issuer’s Bonds to CityForest to finance the construction by CityForest of a solid waste disposal facility.  Approximately $18.4 million in aggregate principal amount of the Bonds was outstanding as of the date of the CityForest acquisition.  CityForest is required, under the terms of the CityForest Indenture, to provide a letter of credit in favor of the Bonds Trustee.  CityForest has entered into the Reimbursement Agreement with Associated Bank, pursuant to which Associated Bank has extended the Associated Bank Letter of Credit and has provided the Associated Bank Revolving Credit Facility to CityForest in an aggregate principal amount of up to $3.5 million.

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

The Reimbursement Agreement also contains a number of other provisions regarding reserve funds and other mandatory and optional repayments in connection with the Bonds.  In addition, the Reimbursement Agreement provides that in certain circumstances where we incur indebtedness in excess of amounts currently permitted under the indenture or refinances the indebtedness issued under the CityForest Indenture, Associated Bank may require CityForest to repay all of its obligations to Associated Bank under the Reimbursement Agreement and either to cause the Bonds to be redeemed or to replace the Associated Bank Letter of Credit with a Substitute Credit Facility, as such term is defined in the CityForest Indenture.

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

Cash as of August 30, 2007 decreased to $2.3 million from $16.3 million as of the end of fiscal year 2007.  The decrease in our cash position was primarily due to cash on hand to finance a portion of the acquisition of CityForest, payment of our semi-annual interest in March 2007 and paydown on the revolving line of credit.

Receivables, net as of August 30, 2007 increased to $43.3 million from $34.1 million as of the end of fiscal year 2007.  Included in the $43.3 million is $4.0 million of receivables related to CityForest.  Without the effect of the acquisition, receivables increased $5.2 million from the end of fiscal year 2007, primarily due to the increase in net sales for the period.

Inventory as of August 30, 2007 increased to $30.7 million from $29.6 million as of the end of fiscal year 2007.   Included in the $30.7 million is $1.3 million of inventories related to CityForest.  Without the effect of the acquisition, inventories decreased $.2 million from the end of fiscal year 2007.

Prepaid expenses and other current assets as of August 30, 2007 increased to $6.1 million from $2.8 million as of the end of fiscal year 2007.  Included in the $6.1 million is $1.2 of prepaid expenses and other current assets related to CityForest.  Without the effect of the acquisition, prepaid expense and other current assets increased $2.1 million from the end of fiscal year 2007.  The increase is due to the timing of prepayments.

Property, plant and equipment, net as of August 30, 2007 increased to $291.7 million from $228.9 million as of the end of fiscal year 2007.  Included in the $291.7 million of property, plant and equipment, net is $67.0 million related to CityForest.  Without the effect of the acquisition, property, plant and equipment decreased $4.2 million from the end of fiscal year 2007.  This decrease relates to depreciation expense for the period offset partially by capital expenditures for the period.

Goodwill as of August 30, 2007 of $6.9 million arose due to the acquisition of CityForest.

Trademarks as of August 30, 2007 increased to $8.8 million from $6.6 million as of the end of fiscal year 2007.  The additions to trademarks relate to the acquisition of CityForest.

Other assets as of August 30, 2007 increased to $1.4 million from $.2 million as of the end of fiscal year 2007.  Included in the $1.4 million of other assets is $1.2 million related to CityForest.  Without the effect of the acquisition, other assets are consistent with the end of fiscal year 2007.

Revolving line of credit as of August 30, 2007 represents $17.4 million of borrowings to finance a portion of the acquisition of CityForest, offset by payments of $14.8 million since the date of the acquisition.

Accounts payable as of August 30, 2007 increased to $27.0 million from $16.5 million as of the end of fiscal year 2007.  Included in the $27.0 million of accounts payable is $3.4 million related to CityForest.  Without the effect of the acquisition, accounts payable increased $7.1 million from the end of fiscal year 2007 due to increased pulp purchases and the timing of payments.

Accrued expenses as of August 30, 2007 increased to $19.2 million from $16.3 million as of the end of fiscal year 2007.  Included in the $19.2 million of accrued expenses is $.8 million related to CityForest.  Without the effect of the acquisition, accrued expenses increased $2.1 million due to accrued legal expense and accrual of bonuses during the second quarter fiscal year 2007.

Long-term debt as of August 30, 2007 increased to $199.1 million from $160.4 million as of the end of fiscal year 2007 due to the assumption of CityForest debt and debt incurred to finance the acquisition.

Deferred income taxes as of August 30, 2007 increased to $65.6 million from $50.7 million as of the end of fiscal year 2007 primarily due to the deferred taxes recorded in purchase accounting for CityForest.

Critical Accounting Policies

Our critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2007.  The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities.  We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances.  However, actual results may vary from these estimates under different assumptions or conditions.

New Accounting Pronouncements

We adopted FIN 48 at the beginning of fiscal year 2008.  The implementation did not have a material impact on our results of operations and financial position. At August 30, 2007, we did not have any unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of August 30, 2007, we have accrued interest and penalties, if any, related to uncertain tax positions.

The fiscal tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.  As of August 30, 2007, we do not expect any material changes to unrecognized tax positions within the next 12 months.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In March 2004, we completed a private offering of the Notes.  In connection with the acquisition of CityForest in March 2007, we issued and sold approximately $20 million of Additional Notes and assumed $18.4 million of additional debt.  We also have the ability to borrow under a revolving line of credit, up to $40.0 million, of which as of August 30, 2007 we have outstanding borrowings of $2.6 million.  As a result, we are highly leveraged.

We have minimal foreign currency translation risk.  All international sales, other than sales originating from our Canadian subsidiary, are denominated in U.S. dollars.  Due to our Canadian operations, however, we could be adversely affected by unfavorable fluctuations in foreign currency exchange rates.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

The risk factors included in our Annual Report on Form 10-K for fiscal year 2007 have not materially changed.

Item 6.  Exhibits

(a)  Exhibits

10.1	Employment Agreement by and between the Company and David J. Morris, effective August 6, 2007

31.1	Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification by Senior Vice President, Finance and Chief Financial Officer pursuant to Rule 13a-14(a)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cellu Tissue Holdings, Inc.

Date:	October 12, 2007	/s/ Russell C. Taylor
Mr. Russell C. Taylor
President and Chief Executive Officer

Date:	October 12, 2007	/s/ David J. Morris
Mr. David J. Morris
Senior Vice President, Finance and Chief
Financial Officer