Form 10-Q
period 2007-11-29
Cellu Tissue Holdings, Inc.
filed 2008-01-11
CIK 1295976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 29, 2007
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

The number of shares outstanding of each of the registrant’s classes of common stock as of January 4, 2008:

Title of Class	Shares Outstanding
Common Stock, $.01 par value	100

CELLU TISSUE HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED NOVEMBER 29, 2007

Part 1 FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	November 29, 2007	November 23, 2006
	(Post-Merger)	(Post-Merger)

Net sales	$109,161,988	$83,281,206
Cost of goods sold	97,646,110	77,390,427
Gross profit	11,515,878	5,890,779

Selling, general and administrative expenses	4,835,215	3,240,571
Stock and related compensation expense	714,812	169,806
Merger-related transaction costs	—	53,474
Income from operations	5,965,851	2,426,928

Interest expense, net	4,843,976	4,066,402
Foreign currency loss (gain)	220,348	(79,440)
Other income	(104,573)	(3,501)
Income (loss) before income tax benefit	1,006,100	(1,556,533)

Income tax benefit	(369,572)	(481,798)
Net income (loss)	$1,375,672	$(1,074,735)

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (continued)

	For the Periods
	(Post - Merger)		(Pre-Merger)
	March 1, 2007-	June 13, 2006-	March 1, 2006-
	November 29, 2007	November 23, 2006	June 12, 2006
Net sales	$321,363,095	$151,843,592	$94,241,932
Cost of goods sold	289,788,562	142,608,186	86,053,812
Gross profit	31,574,533	9,235,406	8,188,120

Selling, general and administrative expenses	13,874,266	7,018,962	5,584,865
Stock and related compensation expense	1,097,812	306,076	—
Restructuring costs	—	240,218	—
Merger-related transaction costs	—	155,849	5,933,265
Income (loss) from operations	16,602,455	1,514,301	(3,330,010)

Interest expense, net	14,965,736	7,218,938	4,896,355
Foreign currency loss (gain)	740,756	(146,116)	289,010
Other income	(187,073)	(20,954)	(27,049)
Income (loss) before income tax benefit	1,083,036	(5,537,567)	(8,488,326)
Income tax benefit	(251,982)	(1,843,447)	(1,953,362)
Net income (loss)	$1,335,018	$(3,694,120)	$(6,534,964)

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 29	February 28
	2007	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,681,072	$16,260,601
Receivables, net	43,523,811	34,140,844
Inventories	30,898,908	29,603,809
Prepaid expenses and other current assets	6,574,081	2,809,014
Income tax receivable	327,183	329,861
Deferred income taxes	6,262,777	6,498,098
TOTAL CURRENT ASSETS	89,267,832	89,642,227
PROPERTY, PLANT AND EQUIPMENT, NET	292,178,158	228,851,765
GOODWILL	6,944,317	—
TRADEMARKS	8,750,314	6,550,314
OTHER ASSETS	1,531,631	224,438
TOTAL ASSETS	$398,672,252	$325,268,744

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdrafts	$2,213,043	$—
Revolving line of credit	3,500,000	—
Accounts payable	23,094,400	16,523,755
Accrued expenses	23,271,781	16,315,163
Accrued interest	3,746,490	7,226,753
Current portion of long-term debt	760,000	—
TOTAL CURRENT LIABILITIES	56,585,714	40,065,671
LONG-TERM DEBT, LESS CURRENT PORTION	197,929,287	160,355,507
DEFERRED INCOME TAXES	64,592,517	50,677,332
OTHER LIABILITIES	35,154,438	35,179,252
STOCKHOLDERS' EQUITY :
Common stock, Class A, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding at November 29, 2007 and February 28, 2007

	1	1
Capital in excess of par value	46,854,562	46,259,101
Accumulated deficit	(4,857,348)	(6,192,366)
Accumulated other comprehensive (loss) income	2,413,081	(1,075,754)
TOTAL STOCKHOLDERS' EQUITY	44,410,296	38,990,982
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$398,672,252	$325,268,744

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Periods
Post	-	Merger	Pre-Merger
March 1, 2007-	June 13, 2006-	March 1, 2006-
November 29, 2007	November 23, 2006	June 12, 2006

Cash flows from operating activities
Net income (loss)	$1,335,018	$(3,694,120)	$(6,534,964)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Noncash inventory charge	—	909,264	—
Stock-based compensation	595,461	306,096	923,580
Deferred income taxes	(3,088,003)	(1,760,180)	(396,024)
Accretion of debt discount	458,780	239,092	85,471
Amortization of intangibles	—	—	405,568
Depreciation	17,568,304	10,041,824	4,226,643
Changes in operating assets and liabilities:
Receivables	(3,811,469)	2,956,053	(1,994,674)
Inventories	250,334	(1,601,320)	(2,208,757)
Prepaid expenses, other current assets and income tax receivable
(2,604,297)	96,906	(683,329)
Other	357,991	(35,240)	(5,328)
Accounts payable, accrued expenses, accrued interest and income taxes
2,795,383	(5,138,065)	(358,006)
Total adjustments	12,522,484	6,014,430	(4,856)
Net cash provided by (used in) operating activities	13,857,502	2,320,310	(6,539,820)

Cash flows from investing activities
Cash paid for acquisition, net of cash received	(43,637,578)	—	—
Equity investment by Weston Presidio	—	45,761,997	—
Capital expenditures, net	(10,965,313)	(3,995,243)	(1,937,610)
Net cash (used in) provided by investing activities	(54,602,891)	41,766,754	(1,937,610)

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	For the Periods
	Post	-	Merger	Pre-Merger
	March 1, 2007-		June 13, 2006-	March 1, 2006-
	November 29, 2007		November 23, 2006	June 12, 2006

Cash flows from financing activities
Bank overdrafts	2,213,043		—	—
Merger consideration paid to former shareholders	—		(45,761,997)	—
Payments of long-term debt	(575,000)		—	(290,000)
Borrowings on revolving line of credit, net	3,500,000		—	—
Proceeds from bond offering	20,000,000		—	—
Net cash provided by (used in) financing activities	25,138,043		(45,761,997)	(290,000)

Effect of foreign currency	1,027,817		(406,629)	362,212
Net decrease in cash and cash equivalents	(14,579,529)		(2,081,562)	(8,405,218)
Cash and cash equivalents at beginning of period	16,260,601		14,418,844	22,824,062
Cash and cash equivalents at end of period	$1,681,072		$12,337,282	$14,418,844

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
November 29, 2007

Note 1 Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements include the accounts of Cellu Tissue Holdings, Inc.  (the “Company” ) and its wholly owned subsidiaries.  The Company is a wholly owned subsidiary of Cellu Paper Holdings, Inc. (the “Parent”).

On June 12, 2006 the Parent consummated an Agreement and Plan of Merger with Cellu Parent Corporation (“Cellu Parent”), a corporation organized and controlled by Weston Presidio V, L.P. (“Weston Presidio”), and Cellu Acquisition Corporation, a wholly owned subsidiary of Cellu Parent and a newly formed corporation indirectly controlled by Weston Presidio (“Merger Sub”).  Pursuant to the agreement, on June 12, 2006, Merger Sub was merged with and into Parent, with Parent surviving (the “Merger”).  Accordingly, the operating results and cash flows for the prior year are presented in the accompanying financial statements on a pre-merger (period from March 1, 2006 to June 12, 2006) and post-merger (three months ended November 23, 2006 and the period June 13, 2006 to November 23, 2006) basis.  The current year operating results and cash flows are post-merger.

These statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and nine months ended November 29, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2008.  For further information, refer to the Company’s consolidated financial statements and footnotes thereto as of February 28, 2007 and for the year then ended contained in the Company’s Annual Report on Form 10-K, from which the consolidated balance sheet at February 28, 2007 has been derived and the Company’s latest Current Reports on Form 8-K as filed with the Securities and Exchange Commission (“SEC”).

The Company accounted for the Merger as a purchase in accordance with the provisions of Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, which resulted in a new valuation for the assets and liabilities of the Company based upon fair values as of the date of the Merger.  As allowed under SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, the Company has reflected all applicable purchase accounting

Cellu Tissue Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 1 Basis of Presentation and Significant Accounting Policies (continued)

adjustments in the Company’s consolidated financial statements for all periods subsequent to the Merger date (“Push Down Accounting”).  Push Down Accounting requires the Company to establish a new basis for its assets and liabilities based on the amount paid for its equity at close of business on June 12, 2006.  Accordingly, Cellu Parent’s ownership basis is reflected in the Company’s consolidated financial statements beginning upon completion of the Merger.  In order to apply Push Down Accounting, Cellu Parent’s purchase price of $207.8 million, including assumption of $162.0 million in aggregate principal amount of the Company’s outstanding 9.75% senior secured notes (the “Notes”), was allocated to the assets and liabilities based on their relative fair values.  The total consideration is subject to adjustment for up to an additional $35.0 million in contingent earnout consideration based upon the achievement of certain financial targets.  If any portion of the earned contingent payments is unable to be made, then Weston Presidio has agreed to provide the necessary funds to former holders of the Parent’s capital stock, options and warrants through an equity investment in Parent or otherwise.  In accordance with SFAS 141, the $35.0 million has been recognized as a liability in the Company’s balance sheet and is recorded in other liabilities as of November 29, 2007.

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

On June 12, 2006, the Board of Directors of Cellu Parent adopted the 2006 Stock Option and Restricted Stock Plan (the “Plan”).  Under the Plan, the Plan Administrator may make awards of options to purchase shares of common stock of Cellu Parent and/or awards of restricted shares of common stock of Cellu Parent.  A maximum of 8,095 shares of common stock of Cellu Parent may be delivered in satisfaction of awards under the Plan, determined net of shares of common stock withheld by Cellu Parent in payment of the exercise price of an award or in satisfaction of tax withholding requirements.  Key employees and directors of, and consultants and advisors to, Cellu Parent or its affiliates who, in the opinion of the Plan Administrator, are in a position to make a significant contribution to the success of Cellu Parent and its affiliates are eligible to participate in the Plan.   Stock options are granted at the market price of the Company’s stock on the date of grant and have a 10-year term.  Generally, stock option grants vest ratably over four years from the date of grant.  The following describes how certain assumptions affecting the estimated fair value of stock options are determined.  The dividend yield is zero; the volatility is based on historical market value of the Company’s stock; and the risk-free interest rate is based on U.S. Treasury securities with

Cellu Tissue Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 1 Basis of Presentation and Significant Accounting Policies (continued)

maturities equal to the expected life of the option.  The Company uses historical data in order to estimate exercise, termination and holding period behavior for valuation purposes.  A summary of the outstanding options as of November 29, 2007 is as follows:  There was no activity during the three months then ended.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, August 31, 2007
and November 29, 2007	1,150	$726.99	9.28 and 9.10 years,
			respectively
Exercisable, November 29, 2007	—	—	—

The fair value of the stock option grant was estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average assumptions used to value the grants were no dividend yield; 57% volatility; 4.9% risk free interest rate; and 10-year expected life.  The weighted average fair value of stock options granted was $472.69 per share and the unrecognized total compensation cost as of November 29, 2007 related to nonvested awards is $439,471.

On August 6, 2007, Cellu Parent entered into a Restricted Stock Agreement with the Company’s newly appointed Chief Financial Officer, pursuant to which Cellu Parent granted 700 restricted shares of its common stock to the named individual pursuant to the Plan.  The shares will vest and cease to be restricted in four equal annual installments commencing on August 6, 2007, as long as the named individual is continuously employed by the Company until such vesting date with respect to his shares.  Any restricted stock outstanding at the time of a Covered Transaction (as defined in the Plan) shall become vested and cease to be restricted stock at the time of a change in control.  Additionally, the Parent has agreed to pay an amount to the named individual equal to an amount that would be included in such individual’s gross income and payable as income tax as a result of making a Section 83(b) election under the Internal Revenue Code of 1986, as amended.  The named individual has made a timely Section 83(b) election.  In connection with this election, the Company has recorded compensation expense of $501,853 for the three months ended November 29, 2007.

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

Effective July 31, 2007, the then Chief Financial Officer resigned and forfeited two-thirds of the individual’s restricted stock grant and, accordingly, the Company only recorded compensation expense associated with this individual’s grant through June 12, 2007 as all other shares were forfeited and no compensation expense is required to be recognized for forfeited shares.

For the three months and nine months ended November 29, 2007, the Company has recorded $179,078 and $506,022, respectively, of compensation expense related to the above restricted stock grants.   For the three months ended November 23, 2006 and for the period June 13, 2006 to November 23, 2006, the Company has recorded $169,806 and $306,076, respectively of compensation expense related to the vesting of the grants at that time in accordance with SFAS 123R.

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

Derivatives and Hedging

The Company uses derivative financial instruments to offset a substantial portion of its exposure to market risk arising from changes in the price of natural gas.  Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as hedges of specific quantities of natural gas expected to be purchased in future months.    These contracts are held for purposes other than trading and are designated as cash flow hedges.  The Company measures hedge effectiveness by formally assessing, at least quarterly, the correlation of the expected future cash flows of the hedged item and the derivative hedging instrument.  The ineffective portions of the hedges, which are not material for any period presented, are immediately recognized in earnings.  The fair value of these cash flow hedging instruments was a liability of $.1 million and an asset of less than $.1 million as of November 29, 2007 and February 28, 2007, respectively.  During the next 12 months, the entire $.1 million will be reclassified to earnings consistent with the timing of the underlying hedged transactions.

Cellu Tissue Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 2 Inventories

Components of inventories are as follows:

	November 29, 2007	February 28, 2007

Finished goods	$15,738,863	$18,896,790
Raw materials	5,397,337	2,742,025
Packaging materials and supplies	9,948,053	8,098,582
	31,084,253	29,737,397
Inventory reserves	(185,345)	(133,588)
	$30,898,908	$29,603,809

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

The Acquisition has been accounted for as a purchase in accordance with the provisions of SFAS 141 and, accordingly, the consolidated statements of operations includes the results of CityForest during the three months and nine months ended November 29, 2007 from the date of acquisition.  Purchase price allocations are subject to refinement until all pertinent information is obtained.  The Company has allocated the excess of purchase price over the net assets acquired in the acquisition based on its estimates of the fair value of assets and liabilities as follows:

Cellu Tissue Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 3 Acquisitions (continued)

Excess purchase price allocated to:
Property, plant and equipment	$32,854,514
Trademarks	2,200,000
Goodwill	6,944,317
Long-term debt	(1,724,684)
Deferred income taxes	(17,238,509)
Total	$23,035,638

The Company has estimated the fair value of the assets and liabilities of the Acquisition, utilizing information available at the time the Company’s unaudited interim financial statements subsequent to the Acquisition were prepared, and these estimates are subject to refinement until all pertinent information has been obtained. At that time, the Company was in the process of obtaining outside third-party appraisals of its tangible and intangible assets and had assumed no intangible assets or goodwill arising from the acquisition.  In the second quarter of the fiscal year ending February 29, 2008 (“fiscal year 2008”), the Company obtained a third-party appraisal of CityForest’s tangible and intangible assets and finalized its calculation of deferred income taxes resulting from the book to tax differences arising from the application of purchase accounting.  As a result thereof, trademarks of $2.2 million and goodwill of $6.9 million have been recorded.  Furthermore, the net deferred income tax liability has increased $4.2 million from the Company’s original estimate.

The results of CityForest’s operations from the date of acquisition (March 21, 2007) are included in the Company’s tissue segment and accordingly, are included for the three months ended November 29, 2007.  Unaudited pro forma results of operations for the three months ended November 23, 2006, for the nine months ended November 29, 2007, for the period June 13, 2006-November 23, 2006 and for the period March 1, 2006-June 12, 2006, as if the Company and CityForest had been combined as of March 1, 2006, are presented below.  The pro forma results include estimates and assumptions, which the Company’s management believes are reasonable.  However, the pro forma results do not include any cost savings or other effects of the planned integration of CityForest and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

Cellu Tissue Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 3 Acquisitions (continued)

	Three Months Ended November 23, 2006(1)
	As Filed	Pro Forma
	(in thousands)
Net sales	$83,281	$95,422
Operating income	$2,427	$5,336
Net (loss) income	$(1,075)	$1,461

(1)	Pro forma operating results include the operating results for CityForest for the three months ended September 30, 2006 as CityForest was previously a calendar year-end company.

	Nine Months Ended November 29, 2007(1)		June 13, 2006-November 23, 2006(2)		March 1, 2006-June 12, 2006(2)
	As Filed	Pro Forma	As Filed	Pro Forma	As Filed	Pro Forma
	(in thousands)		(in thousands)		(in thousands)
Net sales	$321,363	$324,073	$151,844	$173,272	$94,242	$107,942
Operating income (loss)	$16,602	$17,188	$1,514	$6,761	$(3,330)	$25
Net income (loss)	$1,335	$1,896	$(3,694)	$384	$(6,535)	$(3,928)

(1)

Pro forma operating results include the operating results for CityForest for the nine months ended November 29, 2007. The “as filed” operating results include the operating results for CityForest for the period from the acquisition date (March 21, 2007) to November 29, 2007.

(2)

Pro forma operating results include the operating results for CityForest for the nine months ended September 30, 2006, prorated between the two reporting periods presented for the Company, as CityForest was previously a calendar year-end company.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 4 Long-Term Debt

Long-term debt consists of the following:

	November 29, 2007	February 28, 2007
9 ¾% senior secured notes due 2010	$182,255,572	$162,000,000
Less discount	(1,441,285)	(1,644,493)
	180,814,287	160,355,507
Industrial revenue bond payable, in semi-annual installments, plus variable interest, due March 1, 2028	17,875,000	—
	198,689,287	160,355,507
Less current portion of debt	760,000	—
	$197,929,287	$160,355,507

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

Note 4 Long-Term Debt (continued)

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

The Company entered into a Credit Agreement, dated as of June 12, 2006 (the “Credit Agreement”), among the Company, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of the Company, as Canadian Borrower, Parent, the other loan guarantors party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and the other lenders party thereto.  The Credit Agreement provides for a $35.0 million working capital facility, including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. An amount equal to $32.0 million is available, in U.S. dollars, to the U.S. Borrower under the facility, and an amount equal to $3.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility.  Borrowings of $17.4 million were made to finance a portion of the Acquisition.  As of November 29, 2007, $3.5 million of borrowings remained outstanding under the working capital facility and excess availability was $33.3 million.  In addition to the Note Purchase Agreement, the following agreements were entered into in connection with the Acquisition:

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

Note 4 Long-Term Debt (continued)

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

The Amendment (1) increases the working capital facility from $35.0 million to $40.0 million, (2) permits the issuance and sale by the Company of the Additional Notes, (3) provides for the consummation of the Acquisition and the conversion by CityForest from a Minnesota corporation to a Minnesota limited liability company, (4) permits the assumption of approximately $18.4 million in aggregate principal amount of indebtedness of CityForest in connection with the Acquisition in accordance with the terms of the CityForest Bond Documents (as defined below under “CityForest Bond Documents”) and (5) permits the guarantee by Cellu Tissue of certain obligations of CityForest under the CityForest Bond Documents.  In connection with the Amendment, CityForest became a guarantor of the obligations of the borrowers under the Amended Credit Agreement.

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

Note 4 Long-Term Debt (continued)

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

Note 4 Long-Term Debt (continued)

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

Note 5 Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three months ended November 29, 2007 and November 23, 2006 are as follows:

	For the Three Months Ended
	November 29, 2007 (Post-Merger)	November 23, 2006 (Post-Merger)
Net income (loss)	$1,375,672	$(1,074,735)
Foreign currency translation adjustments	218,752	(358,094)
Derivative gain	459,296	—
Comprehensive income (loss)	$2,053,720	$(1,432,829)

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 5 Comprehensive Income (Loss) (continued)

The components of comprehensive income (loss) for the nine months ended November 29, 2007 and for the periods from June 13, 2006 to November 23, 2006 and March 1, 2006 to June 12, 2006 are as follows:

	Nine Months Ended November 29, 2007	June 13, 2006- November 23, 2006	March 1, 2006- June 12, 2006
	(Post-Merger)		(Pre-Merger)
Net income (loss)	$1,335,018	$(3,694,120)	$(6,534,964)
Foreign currency translation adjustments	1,027,817	(406,629)	362,212
Derivative loss	(173,874)	(154,672)	—
Comprehensive income (loss)	$2,188,961	$(4,255,421)	$(6,172,752)

Note 6 Business Segments

The Company operates in two reportable business segments:  tissue and machine-glazed paper.  The Company assesses the performance of its reportable business segments using income from operations.  Income from operations excludes interest income, interest expense, other income (expense), income tax expense (benefit) and the impact of foreign currency gains and losses.   A portion of corporate and shared expenses is allocated to each segment.  Included in income from operations for the three months ended November 23, 2006 is $53,474 of restructuring costs and $1,892,770 of additional depreciation expense related to excess purchase price allocated to property, plant and equipment.  Of these amounts, $34,758 and $1,230,301, respectively, impacts the tissue segment and $18,716 and $662,469, respectively impacts the machine-glazed paper segment.  Included in loss from operations for the period March 1, 2006 to June 12, 2006 is $5,933,265 of merger-related transaction costs.  Of this amount, $3,856,622 impacts the tissue segment and $2,076,643 impacts the machine-glazed paper segment.  Included in loss from operations for the period June 13, 2006 to November 23, 2006 is $155,849 of merger-related transaction costs, $240,218 of restructuring costs, $909,264 for a non-cash charge to cost of goods sold related to excess purchase price allocated to inventory and $3,411,200 of additional depreciation expense related to excess purchase price allocated to property, plant and equipment.  Of these amounts, $101,302, $156,142, $591,022 and $2,217,280, respectively, impact the tissue segment and $54,547, $84,076, $318,242 and $1,193,920, respectively, impact the machine-glazed paper segment. Also, included in loss from operations for the three months ended November 23, 2006 are compensation charges of $370,320 million related to the vesting of restricted stock awards granted after the Merger and other compensation expense related to the Merger. Of this amount, $240,708 and $129,522, respectively, impacts the tissue segment and machine-glazed

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 6 Business Segments (continued)

segment, respectively.  Also, included in loss from operations for the periods June 13, 2006 to November 23, 2006 and March 1, 2006 to June 12, 2006 are compensation charges of $2,205,384 and $1,301,945, respectively, related to non-cash compensation expense related to the vesting of restricted stock awards, payments of taxes associated with such awards and other compensation expense related to the Merger.  Of these amounts, $1,433,500 and $846,264, respectively, impact the tissue segment and $771,884 and $455,681, respectively, impact the machine-glazed segment.  Segment information for the three months ended November 29, 2007 and November 23, 2006 follows:

	(Post-Merger)
	Three Months Ended November 29, 2007	Three Months Ended November 23, 2006
Net Sales
Tissue	$81,998,560	$58,059,690
Machine-glazed paper	27,163,428	25,221,516
Consolidated	$109,161,988	$83,281,206

Income (loss) from operations
Tissue	$5,777,310	$1,962,656
Machine-glazed paper	188,541	464,272
Consolidated	5,965,851	2,426,928
Interest expense	(4,856,452)	(4,122,043)
Net foreign currencytransaction (loss) gain	(220,348)	79,440
Interest income	12,476	55,641
Other income	104,573	3,501
Pretax income (loss)	$1,006,100	$(1,556,533)

Capital Expenditures
Tissue	$3,392,489	$1,730,828
Machine-glazed paper	258,712	391,777
Corporate	373,325	(11,819)
Consolidated	$4,024,526	$2,110,786

Depreciation
Tissue	$3,954,469	$3,897,453
Machine-glazed paper	1,419,088	1,628,608
	$5,373,557	$5,526,061

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 6 Business Segments (continued)

Segment information for the nine months ended November 29, 2007 and for the periods June 13, 2006 to November 23, 2006 and March 1, 2006 to June 12, 2006 follows:

	(Post-Merger)		(Pre-Merger)
	Nine Months Ended November 29, 2007	June 13, 2006- November 23,2006	March 1, 2006- June 12, 2006
Net Sales
Tissue	$243,129,416	$107,084,355	$67,199,611
Machine-glazed paper	78,233,679	44,759,237	27,042,321
Consolidated	$321,363,095	$151,843,592	$94,241,932

Income (loss) from operations
Tissue	$16,243,707	$1,843,141	$(1,210,487)
Machine-glazed paper	358,748	(328,840)	(2,119,523)
Consolidated	16,602,455	1,514,301	(3,330,110)
Interest expense	(15,041,350)	(7,346,364)	(5,000,732)
Net foreign currency transaction gain (loss)	(740,756)	146,116	(289,010)
Interest income	75,614	127,426	104,377
Other income	187,073	20,954	27,049
Pretax income (loss)	$1,083,036	$(5,537,567)	$(8,488,326)

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 6 Business Segments (continued)

Capital Expenditures
Tissue	$8,972,218	$2,929,390	$711,857
Machine-glazed paper	1,229,947	696,359	236,288
Corporate	763,148	369,494	989,465
Consolidated	$10,965,313	$3,995,243	$1,937,610

Depreciation
Tissue	$13,111,338	$7,088,006	$3,056,653
Machine-glazed paper	4,456,966	2,953,818	1,169,990
	$17,568,304	$10,041,824	$4,226,643

	November 29, 2007	February 28, 2007
Segment assets
Tissue	$308,527,012	$214,039,270
Machine-glazed paper	82,574,836	79,277,799
Corporate assets	7,570,404	31,951,675
Consolidated	$398,672,252	$325,268,744

Note 7 Income taxes

The effective income tax benefit for the three months ended November 29, 2007 was 36.7% compared to effective income tax benefit of 31.0% for the three months ended November 23, 2006.  The effective income tax benefit for the nine months ended November 29, 2007 was 23.3% compared to an effective income tax benefit of 33.3% and 23.0%, respectively, for the periods June 13, 2006 to November 23, 2006 and March 1, 2006 to June 12, 2006.   Included in the income tax benefit for the three months and nine months ended November 29, 2007 is $.7 million of benefit primarily related to the different book and tax treatment of deductions related to transaction costs.  This benefit has been recorded in the current quarter upon completion of the Company’s 2007 tax return as the impact is considered discrete to this quarter.  Also, included in the effective benefit for the nine months ended November 29, 2007 is approximately $90,000 related to additional Canadian income taxes paid upon completion of the Company’s fiscal year 2007 tax returns, which was recorded in the second quarter upon completion of those returns.  The effective income tax rate for the three months and nine months ended November 29, 2007 without the effect of the above items was 29.2% and 29.6%, respectively. The effective income tax rate for the period March 1, 2006 to June 12, 2006 differs from the federal statutory rate primarily due to non-deductible transactions costs expensed for book purposes.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 7 Income Taxes (continued)

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), at the beginning of the fiscal year ending February 29, 2008 (‘fiscal year 2008”).  The implementation of FIN 48 did not have a material impact on the Company’s results of operations and financial position.  At November 29, 2007, the Company did not have any unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of November 29, 2007, the Company has accrued interest and penalties, if any, related to uncertain tax positions.

The fiscal tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.  As of November 29, 2007, the Company does not expect any material changes to unrecognized tax positions within the next 12 months.

Note 8 Union Contract

In July 2005, the United Steelworkers of America, referred to as USW, (formerly the Paper, Allied —Industrial, Chemical & Energy Workers International Union, referred to as PACE prior to PACE’s merger with and into USW) was elected to represent 84 hourly employees at our Mississippi facility, and was certified by the National Labor Relations Board as the exclusive collective bargaining representative of such employees.  On June 29, 2007, a collective bargaining agreement with USW was ratified.

Note 9 Subsequent Event

In December 2007, the Company purchased machinery and equipment for $5.4 million that it had been leasing under a 10-year operating lease.  The lease had a remaining term of two years and lease payments were approximately $1.5 million a year.

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

Merger

On June 12, 2006 Cellu Paper Holdings, Inc., our parent, consummated an Agreement and Plan of Merger with Cellu Parent, a corporation organized and controlled by Weston Presidio, and Cellu Acquisition Corporation, a wholly owned subsidiary of Cellu Parent and a newly formed corporation indirectly controlled by Weston Presidio, or Merger Sub.  Pursuant to the agreement, on June 12, 2006, Merger Sub was merged with and into our parent, with our parent surviving (referred to herein as the Merger).  Accordingly, the operating results and cash flows for the prior year are presented in the accompanying financial statements on a pre-merger (period from March 1, 2006 to June 12, 2006) and post-merger (period from June 13, 2006-November 23, 2006) basis.  The current year operating results and cash flows are post-merger.

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

In order to apply push down accounting, Cellu Parent’s purchase price of $207.8 million (including assumption of $162.0 million in aggregate principal amount of our outstanding 9.75% senior secured notes), or the Notes, was allocated to the assets and liabilities based on their relative fair values.  The total consideration is subject to adjustment for up to an additional $35.0 million in contingent earnout consideration based upon the achievement of certain financial targets.  If any portion of the contingent payments are unable to be made, then Weston Presidio has agreed to provide the necessary funds to former holders of our parent’s capital stock, options and warrants through an equity investment in our parent or otherwise.  In accordance with SFAS 141, the $35.0 million has been recognized as a liability and is recorded in other liabilities as of November 29, 2007.

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

The Acquisition has been accounted for as a purchase in accordance with the provisions of SFAS 141 and, accordingly, the consolidated statements of operations includes the results of CityForest during the three months and nine months ended November 29, 2007 from the date of Acquisition.  Purchase price allocations are subject to refinement until all pertinent information is obtained.  We have allocated the excess of purchase price over the net assets acquired in the acquisition based on our estimates of the fair value of assets and liabilities as follows:

Excess purchase price allocated to:
Property, plant and equipment	$32,854,514
Trademarks	2,200,000
Goodwill	6,944,317
Long-term debt	(1,724,684)
Deferred income taxes	(17,238,509)
Total	$23,035,638

We have estimated the fair value of the assets and liabilities of the Acquisition, utilizing information available at the time our unaudited interim financial statements subsequent to the Acquisition were prepared, and these estimates are subject to refinement until all pertinent information has been obtained. At that time, we were in the process of obtaining outside third-party appraisals of our tangible and intangible assets and had assumed no intangible assets or goodwill arising from the acquisition.  In the second quarter of fiscal year 2008, we obtained a third-party appraisal of CityForest’s tangible and intangible assets and finalized the calculation of deferred income taxes resulting from the book to tax differences arising from the application of purchase accounting.  As a result thereof, trademarks of $2.2 million and goodwill of $6.9 million have been recorded.  Furthermore, the net deferred income tax liability has increased $4.2 million from our original estimate.

The results of CityForest’s operations from the date of acquisition (March 21, 2007) are included in our tissue segment and accordingly, are included for the three months ended November 29, 2007.  Unaudited pro forma results of operations for the three months ended November 23, 2006, for the nine months ended November 29, 2007, for the periods June 13, 2006-November 23, 2006 and March 1, 2006-June 12, 2006, as if we and CityForest had been combined as of March 1, 2006, are presented below.  The pro forma results include estimates and assumptions, which our management believes are reasonable.  However, the pro forma results do not include any cost savings or other effects of the planned integration of CityForest and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended November 23, 2006(1)
	As Filed	Pro Forma
	(in thousands)
Net sales	$83,281	$95,422
Operating income	$2,427	$5,336
Net income (loss)	($1,075)	$1,461

(1)	Pro forma operating results include the operating results for CityForest for the three months ended September 30, 2006 as CityForest was previously a calendar year-end company.

	Nine Months Ended November 29, 2007(1)		June 13, 2006-November 23, 2006(2)		March 1, 2006-June 12, 2006(2)
	As Filed	Pro Forma	As Filed	Pro Forma	As Filed	Pro Forma
	(in thousands)		(in thousands)		(in thousands)
Net sales	$321,363	$324,073	$151,844	$173,272	$94,242	$107,942
Operating income (loss)	$16,602	$17,188	$1,514	$6,761	($3,330)	$25
Net income (loss)	$1,335	$1,896	($3,694)	$384	($6,535)	($3,928)

(1)

Pro forma operating results include the operating results for CityForest for the nine months ended November 29, 2007. The “as filed” operating results include the operating results for CityForest for the period from the acquisition date (March 21, 2007) to November 29, 2007.

(2)

Pro forma operating results include the operating results for CityForest for the nine months ended September 30, 2006, prorated between the two reporting periods presented for us, as CityForest was previously a calendar year-end company.

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

Subsequent Event

In December 2007, we purchased machinery and equipment for $5.4 million that we had been leasing under a 10-year operating lease.  The lease had a remaining term of 2 years and lease payments were approximately $1.5 million a year.

RESULTS OF OPERATIONS

The three months ended November 29, 2007 (post-merger) has been compared to the three months ended November 23, 2006 (post-merger).  The nine months ended November 29, 2007(post-merger) have been compared to the combined nine months ended November 23, 2006 pre- and post-Merger for purposes of management’s discussion and analysis of the results of operations.  Any references below to the nine months ended November 23, 2006 shall refer to the combined periods.

	Three Months Ended
	November 23, 2006	November 29, 2007
	(Post-Merger)

Net sales	$83,281,206	$109,161,988
Cost of goods sold	77,390,427	97,646,110
Gross profit	5,890,779	11,515,878

Selling, general and administrative expenses	3,240,571	4,835,215
Stock and related compensation expense	169,806	714,812
Merger-related transaction costs	53,474	—
Income from operations	2,426,928	5,965,851

Interest expense, net	4,066,402	4,843,976
Foreign currency (gain) loss	(79,440)	220,348
Other income	(3,501)	(104,573)
Income (loss) before income tax benefit	(1,556,533)	1,006,100
Income tax benefit	(481,798)	(369,572)
Net income (loss)	$(1,074,735)	$1,375,672

	Pre-Merger	Post-Merger	Combined	Post-Merger
	March 1, 2006-	June 13, 2006-	Nine Months Ended	Nine Months Ended
	June 12, 2006	November 23, 2006	November 23, 2006	November 29, 2007

Net sales	$94,241,932	$151,843,592	$246,085,524	$321,363,095
Cost of goods sold	86,053,812	142,608,186	228,661,998	289,788,562
Gross profit	8,188,120	9,235,406	17,423,526	31,574,533

Selling, general and administrative expenses	5,584,865	7,018,962	12,603,827	13,874,266
Stock and related compensation expense	—	306,076	306,076	1,097,812
Restructuring costs	—	240,218	240,218	—
Merger-related transaction costs	5,933,265	155,849	6,089,114	—
Income (loss) from operations	(3,330,010)	1,514,301	(1,815,709)	16,602,455

Interest expense, net	4,896,355	7,218,938	12,115,293	14,965,736
Foreign currency loss (gain)	289,010	(146,116)	142,894	740,756
Other income	(27,049)	(20,954)	(48,003)	(187,073)
Income (loss) before income tax benefit	(8,488,326)	(5,537,567)	(14,025,893)	1,083,036
Income tax benefit	(1,953,362)	(1,843,447)	(3,796,809)	(251,982)
Net income (loss)	$(6,534,964)	$(3,694,120)	$(10,229,084)	$1,335,018

The tables that follow present unaudited net sales and gross profit for our principal segments for the three months ended November 29, 2007 and November 23, 2006, nine months ended November 29, 2007 and the combined nine months ended November 23, 2006.

	Three Months Ended
	November 23, 2006	November 29, 2007
	(Post-Merger)	(Post-Merger)
Net Sales
Tissue	$58,059,690	$81,998,560
Machine-glazed paper	25,221,516	27,163,428
Consolidated	$83,281,206	$109,161,988

Gross Profit
Tissue	$4,332,155	$9,662,245
Machine-glazed paper	1,558,624	1,853,633
Consolidated	$5,890,779	$11,515,878

	Pre-Merger	Post-Merger	Combined
	March 1, 2006-	June 13, 2006-	Nine Months Ended	Nine Months Ended
	June 12, 2006	November 23, 2006	November 23, 2006	November 29, 2007
Net Sales
Tissue	$67,199,611	$107,084,355	$174,283,966	$243,129,416
Machine-glazed paper	27,042,321	44,759,237	71,801,558	78,233,679
Consolidated	$94,241,932	$151,843,592	$246,085,524	$321,363,095

Gross Profit
Tissue	$6,423,465	$7,085,890	$13,509,355	$26,616,813
Machine-glazed paper	1,764,655	2,149,516	3,914,171	4,957,720
Consolidated	$8,188,120	$9,235,406	$17,423,526	31,574,533

Results of Operations for the Three Months Ended November 29, 2007 (the Fiscal 2008 Three-Month Period) compared to the Three Months Ended November 23, 2006 (the Fiscal 2007 Three-Month Period) and the Nine Months Ended November 29, 2007 (the Fiscal 2008 Nine-Month Period) compared to the Nine Months ended November 23, 2006 (the Fiscal 2007 Nine-Month Period)

Net sales for the fiscal 2008 three-month period increased $25.9 million, or 31.1%, to $109.2 million from $83.3 million for the comparable period in the prior year. Net sales for the fiscal 2008 nine-month period increased $75.3 million, or 30.6%, to $321.4 from $246.1 million for the comparable period in the prior year.  On a company-wide basis, tons sold increased for the fiscal 2008 three-month period and the fiscal 2008 nine-month period compared to the comparable periods of fiscal 2007.  For the fiscal 2008 three-month period, we sold 79,541 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products, an increase of 17,705 tons, or 28.6%, compared to the fiscal 2007 three-month period.  For the fiscal 2008 nine-month period, we sold 237,950 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products, an increase of 49,919 tons, or 26.5%, compared to the fiscal 2007 nine-month period.  Net selling price per ton increased from $1,347 and $1,309 for the fiscal 2007 three-month and nine-month periods to $1,372 and $1,351 for the fiscal 2008 three-month and nine-month periods.

Net sales for our tissue segment for the fiscal 2008 three-month period were $82.0 million, an increase of $24.0 million, or 41.2%, from the comparable period in the prior year.  Net sales for our tissue segment for the fiscal 2008 nine-month period were $243.1 million, an increase of $68.8 million, or 39.5%, from the comparable period in the prior year.  These increases are attributable to the acquisition of CityForest and an increase in tonnage sold, primarily in our converting business, over the comparable periods in the prior year.

Net sales for our machine-glazed segment for the 2008 three-month period were $27.2 million, an increase of $1.9 million, or 7.7%, from the comparable period in the prior year.  Net sales for our machine-glazed segment for the 2008 nine-month period were

$78.3 million, an increase of $6.5 million, or 9.0%, from the comparable period in the prior year.   These increases are driven primarily by an increase in net selling price per ton over the comparable periods in the prior year.

Gross profit for the fiscal 2008 three-month period increased to $11.5 million from $5.9 million, an increase of $5.6 million, or 95.5%, from the comparable period in the prior year.   As a percentage of net sales, gross profit increased to 10.5% in the fiscal 2008 three-month period from 7.1% in the fiscal 2007 three-month period.  Gross profit for the fiscal 2008 nine-month period increased to $31.6 million from $17.4 million, an increase of $14.2 million, or 81.2%, from the comparable period in the prior year.

As a percentage of net sales, gross profit increased to 9.8% in the fiscal 2008 nine-month period from 7.1% in the fiscal 2007 nine-month period.  The increases in gross profit are attributable to continued improvement in product mix, lower manufacturing cost and the strong market for tissue hard rolls, compared to the comparable period in the prior year.

Gross profit for our tissue segment for the fiscal 2008 three-month period was $9.7 million, an increase of $5.3 million, or 123.0%, from the comparable period in the prior year.  Gross profit for our tissue segment for the fiscal 2008 nine-month period was $26.6 million, an increase of $13.1 million, or 97.0%, from the comparable period in the prior year.

Gross profit for our machine-glazed segment for the fiscal 2008 three-month period was $1.8 million, an increase of $.3 million, or 18.9%, from the comparable period in the prior year.  Gross profit for our machine-glazed segment for the fiscal 2008 nine-month period was $5.0 million, an increase of $1.1 million, or 26.7%, from the comparable period in the prior year.

As a percentage of net sales, gross profit for the tissue segment increased to 11.8% in the fiscal 2008 three-month period and 10.9% in the fiscal 2008 nine-month period from 7.5% in the fiscal 2007 three-month period and 7.8% in the fiscal 2007 nine-month period.  As a percentage of net sales, gross profit for the machine-glazed segment increased to 6.8% in the fiscal 2008 three-month period and 6.3% in the fiscal 2008 nine-month period from 6.2% in the fiscal 2007 three-month period and 5.5% in the fiscal 2007 nine-month period.

Selling, general and administrative expenses in the fiscal 2008 three-month period increased $1.6 million, or 49.2%, to $4.8 million from $3.2 million in the fiscal 2007 three-month period.  Selling, general and administrative expenses in the fiscal 2008 nine-month period increased $1.3 million, or 10.1%, to $13.9 million from $12.6 million in the fiscal 2007 nine-month period.  As a percentage of net sales, selling, general and administrative expenses increased to 4.4% in the fiscal 2008 three-month period and decreased to 4.3% in the fiscal 2008 nine-month period from 3.9% and 5.1%, respectively, for the comparable periods in the prior year.  Included in the fiscal 2008 three-month and nine-month periods are $.4 million and $1.2 million, respectively, of ongoing CityForest administrative expenses.  Also, included in the fiscal 2008 three-month and nine-month periods are additional costs incurred in connection with being compliant with Sarbanes-Oxley and increases in incentive compensation expense associated with strong business performance.  Included in the fiscal 2007 nine-month period is $.9 million of non-cash compensation expense related to merger related vesting of restricted stock awards, $1.4 million of other compensation expense related to tax payments associated with such awards and $.8 million of other compensation expense related to the merger.

Stock and related compensation expense in the fiscal 2008 three-month and nine-month periods of $.7 million and $1.1 million, respectively, and in the fiscal 2007 three-month and nine-month periods of $.2 million and $.3 million, respectively, relates to the accounting for restricted stock and stock option grants.

Restructuring costs in the fiscal 2007 three-month and nine-month periods were $.2 million related to severance costs associated with the elimination of a corporate position.

Merger-related transaction costs in the fiscal 2007 three-month period were less than $.1 million and in the fiscal 2007 nine-month period were $6.1 million associated with the Merger.

Interest expense, net in the fiscal 2008 three-month period was $4.8 million compared to $4.1 million in the fiscal 2007 three-month period.  Interest expense, net in the fiscal 2008 nine-month period was $15.0 million compared to $12.1 million in the fiscal 2007 nine-month period.  These increases are due to the assumption of CityForest debt and additional debt incurred in connection with the acquisition thereof.

Foreign currency loss (gain) in the fiscal 2008 three-month period was a loss of $.2 million and in the fiscal 2008 nine-month period was a loss of $.7 million compared to a gain of less than $.1 million and a loss of $.2 million, respectively, for the comparable periods in the prior year.  The fluctuations relate to the change in the Canadian currency period over period.

Income tax benefit for the fiscal 2008 three-month period was $.4 million or an effective tax rate of 36.7% compared to income tax benefit of $.5 million or an effective tax rate of 31.0% for the fiscal 2007 three-month period.  The income tax benefit for the fiscal year 2008 nine-month period was $.3 million or an effective tax rate of 23.3% compared to income tax benefit of $3.8 million or an effective tax rate of 27.1% for the fiscal year 2007 nine-month period.  Included in the income tax benefit for the three months and nine months ended November 29, 2007 is $.7 million of benefit primarily related to the different book and tax treatment of deductions related to transaction costs.  This benefit has been recorded in the current quarter upon completion of the Company’s 2007 tax return as the impact is considered discrete to this quarter.  Also, included in the effective benefit for the nine months ended November 29, 2007 is approximately $90,000 related to additional Canadian income taxes paid upon completion of the Company’s fiscal year 2007 tax returns, which was recorded in the second quarter upon completion of those returns.  The effective income tax rate for the three months and nine months ended November 29, 2007 without the effect of the above items was 29.2% and 29.6%, respectively. The effective income tax rate for the period March 1, 2006 to June 12, 2006 differs from the federal statutory rate primarily due to non-deductible transactions costs expensed for book purposes.

Net income for the fiscal 2008 three-month period was $1.4 million, compared to a net loss of $1.1 million for the comparable period in the prior year. For the fiscal 2008 nine-

month period, net income was $1.3 million compared to a net loss of $10.2 million for the comparable period in the prior year.

FINANCIAL CONDITION

Liquidity and Capital Resources

The table that follows presents cash flows information for the nine months ended November 29, 2007 compared to the combined nine months ended November 23, 2006.

	Pre-Merger	Post-Merger	Combined	Post-Merger
	March 1, 2006-	June 13, 2006-	Nine Months Ended	Nine Months Ended
	June 12, 2006	November 23, 2006	November 23, 2006	November 29, 2007
Net Provided by (Used in) Operating Activities
Net income (loss)	$(6,534,964)	$(3,694,120)	$(10,229,084)	$1,335,018
Non-cash items	5,245,238	9,736,096	14,981,334	15,534,542
Changes in working capital	(5,250,094)	(3,721,666)	(8,971,760)	(3,012,058)
Net cash provided by (used in) operating activities	$(6,539,820)	$2,320,310	$(4,219,510)	$13,857,502

Net Cash Provided by (Used in) Investing Activities	$(1,937,610)	$41,766,754	$39,829,144	$(54,602,891)

Net Cash Provided by (Used in) Financing Activities	$(290,000)	$(45,761,997)	$(46,051,997)	$25,138,043

Net cash provided by operations was $13.9 million for the fiscal 2008 nine-month period, compared to net cash used in operations of $4.2 million for the fiscal 2007 nine-month period.  Non-cash items, consisting of inventory charge, stock-based compensation, deferred income taxes, depreciation and amortization for the fiscal 2008 nine-month period totaled $15.5 million compared to $15.0 million for the 2007 fiscal nine-month period.    Cash flows used by changes in working capital totaled $3.0 million for the fiscal 2008 nine-month period, compared to cash flows used by changes in working capital of $9.0 million in the fiscal 2007 nine-month period. With respect to the changes in accounts receivable and inventory, cash used by these items was $3.5 million for the fiscal 2008 nine-month period compared to cash used by these items of $2.9 million for the comparable period in the prior fiscal year.  Cash used by changes in prepaid expenses and other current assets was $2.2 million for the fiscal 2008 nine-month period compared to cash used of $.6 million for the comparable period in the prior fiscal year.  Cash provided by changes in accounts payable, accrued expenses and accrued interest for the fiscal 2008 nine-month period was $2.7 million compared to cash used of $5.5 million for the comparable period in the prior year.

Net cash used by investing activities for the fiscal 2008 nine-month period was $54.6 million compared to net cash provided by investing activities of $39.8 million for the fiscal 2007 nine-month period.  The fiscal 2008 nine-month period includes $43.6 million of cash paid for the acquisition, net of cash received.  The fiscal 2007 nine-month period includes $45.8 million related to the equity investment by Weston Presidio.  The remaining change relates to the level of capital spending period over period.

Net cash provided by financing activities for the fiscal 2008 nine-month period was $25.1 million related primarily to financing obtained in connection with the Acquisition.  The net cash used by financing activities for the fiscal 2007 nine-month period includes $45.8 million related to merger consideration paid to former shareholders.  The remaining $.3 million for the fiscal 2007 nine-month period relates to payments on our industrial revenue bond. Our last payment on our industrial revenue bond was made in the first quarter of fiscal year 2007.

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

The Credit Agreement provides for a $35.0 million working capital facility, which has subsequently been increased to $40.0 million (see below), including a letter of credit sub-

facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. An amount equal to $32.0 million is available, in U.S. dollars, to the U.S. Borrower under the facility, and an amount equal to $3.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility.  Borrowings of $17.4 million were made to finance a portion of the acquisition of CityForest.    As of November 29, 2007, there was $3.5 million of borrowings outstanding under the working capital facility and excess availability of $33.3 million.

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

Cash as of November 29, 2007 decreased to $1.7 million from $16.3 million as of the end of fiscal year 2007.  The decrease in our cash position was primarily due to using cash on hand to finance a portion of the acquisition of CityForest, payment of our semi-annual interest in March 2007 and paydown on the revolving line of credit.

Receivables, net as of November 29, 2007 increased to $43.5 million from $34.1 million as of the end of fiscal year 2007.  Included in the $43.5 million is $5.8 million of receivables related to CityForest.  Without the effect of the acquisition, receivables increased $3.6 million from the end of fiscal year 2007, primarily due to increased net sales and timing of customer payments.

Inventory as of November 29, 2007 increased to $30.9 million from $29.6 million as of the end of fiscal year 2007.   Included in the $30.9 million is $1.3 million of inventories related to CityForest.  Without the effect of the acquisition, inventory levels remained consistent period to period.

Prepaid expenses and other current assets as of November 29, 2007 increased to $6.6 million from $2.8 million as of the end of fiscal year 2007.  Included in the $6.6 million is $1.2 of prepaid expenses and other current assets related to CityForest.  Without the effect of the acquisition, prepaid expense and other current assets increased $2.6 million from the end of fiscal year 2007.  Also, included in the $6.6 million is approximately $2.6 millioof costs incurred with respect to potential acquisitions.

Property, plant and equipment, net as of November 29, 2007 increased to $292.2 million from $228.9 million as of the end of fiscal year 2007.  Included in the $292.2 million of property, plant and equipment, net is $67.1 million related to CityForest.  Without the effect of the acquisition, property, plant and equipment decreased $3.8 million from the end of fiscal year 2007.  This decrease relates to depreciation expense for the period offset partially by capital expenditures for the period.

Goodwill as of November 29, 2007 of $6.9 million arose due to the acquisition of CityForest.

Trademarks as of November 29, 2007 increased to $8.8 million from $6.6 million as of the end of fiscal year 2007.  The additions to trademarks relate to the acquisition of CityForest.

Other assets as of November 29, 2007 increased to $1.5 million from $.2 million as of the end of fiscal year 2007.  Included in the $1.5 million of other assets is $1.2 million related to CityForest.  Without the effect of the acquisition, other assets are consistent with the end of fiscal year 2007.

Bank overdrafts as of November 29, 2007 were $2.2 million compared to zero as of the end of fiscal year 2007.  As of the end of the current quarter checks outstanding exceeded cash balances in our lockbox account by this amount, reflecting a shift in cash management practices to use all excess cash on a daily basis to pay down our revolving line of credit.

Revolving line of credit as of November 29, 2007 represents $17.4 million of borrowings to finance a portion of the acquisition of CityForest, offset by payments of $13.9 million since the date of the acquisition.

Accounts payable as of November 29, 2007 increased to $23.1 million from $16.5 million as of the end of fiscal year 2007.  Included in the $23.1 million of accounts payable is $4.0 million related to CityForest.  Without the effect of the acquisition, accounts payable increased $2.6 million from the end of fiscal year 2007 due to increased pulp purchases and the timing of payments.

Accrued expenses as of November 29, 2007 increased to $23.3 million from $16.3 million as of the end of fiscal year 2007.  Included in the $23.3 million of accrued expenses is $.9 million related to CityForest.  Without the effect of the acquisition, accrued expenses increased $6.1 million due to accrued legal expense and other costs associated with potential acquisitions and accrual of bonuses during the second and third quarters of fiscal year 2008.

Accrued interest as of November 29, 2007 decreased to $3.7 million from $7.2 million as of the end of fiscal year 2007.  The decrease is due to the timing of our semi-annual interest payments.

Long-term debt as of November 29, 2007 increased to $198.7 million from $160.4 million as of the end of fiscal year 2007 due to the assumption of CityForest debt and debt incurred to finance the acquisition.

Deferred income taxes as of November 29, 2007 increased to $64.6 million from $50.7 million as of the end of fiscal year 2007 primarily due to the deferred taxes recorded in purchase accounting for CityForest.

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

New Accounting Pronouncements

We adopted FIN 48 at the beginning of fiscal year 2008.  The implementation did not have a material impact on our results of operations and financial position. At November 29, 2007, we did not have any unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of November 29, 2007, we have accrued interest and penalties, if any, related to uncertain tax positions.

The fiscal tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.  As of November 29, 2007, we do not expect any material changes to unrecognized tax positions within the next 12 months.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In March 2004, we completed a private offering of the Notes.  In connection with the acquisition of CityForest in March 2007, we issued and sold approximately $20 million of Additional Notes and assumed $18.4 million of additional debt.  We also have the ability to borrow under a revolving line of credit, up to $40.0 million, of which as of November 29, 2007 we have outstanding borrowings of $3.5 million.  As a result, we are highly leveraged.

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

PART II - OTHER INFORMATION

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

Cellu Tissue Holdings, Inc.

Date:	January 11, 2008	/s/ Russell C. Taylor
Mr. Russell C. Taylor
President and Chief Executive Officer

Date:	January 11, 2008	/s/ David J. Morris
Mr. David J. Morris
Senior Vice President, Finance and Chief
Financial Officer