Form 10-K
period 2008-02-29
Cellu Tissue Holdings, Inc.
filed 2008-05-19
CIK 1295976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There is no market for the Registrant’s equity.  The number of shares of issuer’s Common Stock, $.01 par value, outstanding on May 2, 2008 was 100 shares.

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

On June 12, 2006, Cellu Paper Holdings, Inc., our parent, entered into an Agreement and Plan of Merger with Cellu Parent Corporation (referred to herein as Cellu Parent), a corporation organized and controlled by Weston Presidio V, L.P. (referred to herein as Weston Presidio), and Cellu Acquisition Corporation, a newly formed wholly owned subsidiary of Cellu Parent, or Merger Sub.  Pursuant to the agreement, on June 12, 2006, Merger Sub was merged with and into our parent, with our parent surviving and becoming a wholly owned subsidiary of Cellu Parent, or the Merger.   The aggregate merger consideration to be paid to shareholders of our parent was $207.8 million, including assumption of $162.0 million in aggregate principal amount of our outstanding 9.75% senior secured notes.  In addition, during the earn-out period beginning on March 1, 2006 and ending on February 28, 2010, the merger consideration is subject to an increase for certain contingent earn-out consideration of up to $35 million in the aggregate, not to exceed $15 million for any fiscal year, payable within six months of the end of the prior fiscal year.  Weston Presidio will guaranty payment of any earn-out consideration. For the fiscal year ended February 28, 2007, or fiscal year 2007, no payment was required.   For the fiscal year ended February 29, 2008, or fiscal year 2008, $15.0 million payment will be required to be paid in the fiscal year ending February 28, 2009, or fiscal year 2009.

Any references to fiscal year 2007 operating results in the remainder of Item 1 Business, combines our operating results for the period March 1, 2006 to June 12, 2006 (pre-merger) and June 13, 2006 to February 28, 2007 (post-merger).  See Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further analysis thereof.

We manufacture and market a variety of specialty tissue hard rolls and machine-glazed paper used in the manufacture of various end products, including diapers, facial and bath tissue, assorted paper towels and food wraps.  In addition, we produce a variety of converted tissue products.  Our customers include major North American producers of branded and unbranded disposable consumer absorbent and tissue products for the personal and health care markets; consumer and away-from-home tissue products companies; national and regional tissue products distributors; and third-party converters who sell their products to food, bakery and confections companies.  We service a diverse group of high-quality customers, with three of our top 10 customers belonging to the Fortune 150 group of companies. For fiscal year 2008, we sold 317,080 tons of tissue and machine-glazed paper products, generating net sales of $ 431.0 million.

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

Tissue.  Our tissue segment consists of two product lines: (1) hard roll tissue and (2) consumer and away-from-home converted tissue products.    For fiscal year 2008, our tissue segment sold 235,395 tons of tissue, generating net sales of $325.0 million, or approximately 75.4% of our net sales, and 83.8 % of our gross margin.

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

We entered the consumer and away-from-home converted tissue products market following our August 2002 acquisition of a previously idle manufacturing and converting facility in Neenah Wisconsin.  We began manufacturing at our Neenah Wisconsin facility in August 2002 and began producing our full line of converted tissue products by March 2003.  We have significantly increased the sales of products from the Neenah Wisconsin facility since its acquisition to in excess of $134 million in fiscal year 2008.

On March 21, 2007, we consummated a definitive merger agreement, or the CityForest Merger Agreement, with CityForest Corporation, or CityForest, Cellu City Acquisition Corporation, our wholly owned subsidiary, or Cellu City Merger Sub, and Wayne Gullstad as the shareholders’ representative.  Pursuant to the CityForest Merger Agreement and subject to the terms and conditions therein, Cellu City Merger Sub merged with and into CityForest, with CityForest surviving and becoming our wholly owned subsidiary.  The aggregate merger consideration paid (including assumption of $18.5 million in aggregate principal amount of industrial revenue bonds) was approximately $61.0 million subject to certain working capital and net cash adjustments.   CityForest is a Ladysmith, Wisconsin-based manufacturer of tissue hard rolls for third-party converters that resize and convert the rolls into napkins, towels, bath tissue, specialty medical tissue, industrial wipers and facial tissue. The majority of CityForest’s sales are to third-party converters serving the away-from-home market, the consumer market, as well as state and federal government agencies and the medical industry.  CityForest is solely focused on manufacturing tissue hard rolls and does not currently convert rolls into finished products.   However, a portion of CityForest production is transferred to our Neenah facility to be converted to finished product.

Machine-glazed paper.  We produce machine-glazed paper hard rolls at our Michigan, Mississippi and Ontario facilities in a variety of weights, widths and surface characteristics.  Machine-glazed paper is tissue paper with a glazed coating and, in some cases, other moisture and grease-resistant coatings.  We sell our machine-glazed paper hard rolls to third-party converters that manufacture fast food and commercial food wrap, as well as niche market products such as gum wrappers, coffee filters, tobacco papers, wax paper and butter wraps.  We use the balance of our machine-glazed paper hard rolls at our Michigan facility to produce converted wax paper products, including wet and dry wax paper, sandwich bags and microwavable wax paper.   The majority of our converted wax paper products manufactured at our Michigan facility is sold as branded products to a single customer.  For fiscal year 2008, our machine-glazed paper segment sold 81,685 tons of machine-glazed paper hard rolls and converted wax paper products, generating net sales of $106.0 million, or approximately 24.6 % of our net sales, and 16.2 % of our gross margin.

Business strengths

Some of our key business strengths are as follows:

Increased net sales and profitability potential in our converting business.  We entered into the consumer and away-from-home converted tissue products market following the August 2002 acquisition of our Neenah Wisconsin manufacturing and converting facility and related equipment for approximately $30.0 million.  We believe that the Neenah Wisconsin facility is an efficient, low-cost producer of converted tissue products such as bath and facial tissue, napkins and folded and rolled towels.  The facility includes five light dry crepe paper machines with approximately 85,000 tons of annual tissue production capacity and 14 converting lines with approximately 90,000 tons of annual converting capacity.  In addition, the facility includes a complete distribution center with fully automated unitizing and wrapping capacities.  Sales of our converted tissue products in the consumer and away-from-home converted tissue products market generate significantly greater revenue per ton than sales of hard roll tissue.  We believe that, as we continue to increase the utilization of our converting capacity, we will increase our profits and generate higher margins on our consumer and away-from-home converted tissue products.

Low- cost manufacturing operations.  Our strategic manufacturing facility locations and flexible production capacity, combined with our relatively low overhead costs, contribute to our competitive position in the marketplace.  We believe that our Neenah Wisconsin facility is a low- cost tissue production facility and has helped us continue to improve our competitive position.  In addition, we have established ongoing cost-saving investments and productivity improvement initiatives.

Diversified and high-quality customer base.  We sell to a highly diversified customer base, thereby reducing our dependence on any single customer, with only one customer representing more than 10% of our net sales for fiscal year 2008.  Our customers include leading branded and private label tissue products companies, tissue and machine-glazed paper converters, distributors of tissue products, fast food restaurants, third-party converters who sell their products to food, bakery and confections companies and third-party converters serving state and federal government agencies and the medical industry.   Notably, our customers include all of the major producers in North America of branded and unbranded disposable consumer absorbent and tissue products for the personal and health care markets and three of our top 10 customers are Fortune 150 companies.  Our customer base has become increasingly diversified with our 10 largest customers accounting for approximately 51.3% of gross sales for fiscal year 2008, down from 54.9% in the fiscal year ended February 28, 2007, or fiscal year 2007.

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

Maximize utilization of our converting capacity.  Our Neenah Wisconsin facility began producing our full line of consumer and away-from-home converted tissue products in March 2003.    As part of our growth strategy, we continue to increase the production of converted tissue products across our 14 converting lines by expanding our customer base for our consumer and away-from-home converted tissue products.  Toward that end, we continue to promote our “customer delight” program, producing quality products at competitive prices and providing customers with what management believes to be among the industry’s best on-time delivery rates and complete shipment performance as well as building on past relationships with customers in our hard roll tissue products line.  We have expanded our dedicated sales force in the consumer and away-from-home converted tissue products market to capitalize on these opportunities.  As a result, we believe that we can continue to increase the utilization of the converting capacity at our Neenah Wisconsin facility and are adding retail-focused converting equipment.

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

Continue to reduce manufacturing costs.  We continually seek out opportunities to contain and reduce our costs more effectively.  As part of our cost management strategy, we benchmark our machines and manufacturing operations against certain world class levels, including those of leading paper manufacturers.  Our benchmarking is applied by business sector and by type of machine on a monthly and year-to-date basis.  We review metrics such as total machine efficiency, fiber loss and waste percentage, tons produced per machine per person per year, fixed and variable costs per ton produced and total energy per ton produced.  We use our benchmarking analyses to help us allocate our strategic capital and non-capital investments in order to reduce our manufacturing costs most effectively.  In addition, our cost management strategy focuses on reducing variable costs through increased operating efficiencies and reduced energy consumption, and allows us to better manage our costs and lessen the impact of fiber price cyclicality.   In an effort to reduce manufacturing costs, we have initiated a project to install a combined heat and power system at our East Hartford facility.   Furthermore, we intend to fully utilize the third-party gasification steam project at our Wiggins facility to reduce natural gas consumption that was started up in the fourth quarter of fiscal year 2008.

Deliver greater earnings stability through enhanced fiber and energy cost management. We have developed and implemented a pulp cost management strategy that has been highly effective in reducing our pulp costs.    Our supply agreements with various pulp suppliers enable us to purchase a majority of our anticipated total pulp requirements for a given year at prices below published list prices.  These agreements further allow us to shift a portion of our pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall.  We believe these supply agreements provide us with significant protection against the risk of fluctuating pulp costs and offer a substantial savings from purchasing pulp on the spot market during periods of tight supply.  Furthermore, approximately 50% of our sales are to customers with pulp price pass-through contracts.  These contracts track a published pulp benchmark price index and have various triggers and timing clauses that dictate the price customers pay for our products.  We also continue to capitalize upon opportunities to establish greater fiber cost stability throughout our plants.  We are actively expanding our capability to replace virgin fiber with recycled fiber at several of our mill sites in order to continue manufacturing premium quality level products with a more stable and competitive cost position.  Additionally, we have a targeted strategy in place that is designed to yield greater energy costs control, which includes utilizing gas strips or hedges to minimize price volatility, deploy capital to reduce consumption and implement alternative energy sources.

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

Our hard roll tissue manufacturing process begins with wood pulp or recycled fiber.  These raw materials typically are pulped in large blenders or pulpers and moved via networks of pipes and pumps to a tissue machine where sheets of tissue paper are formed according to customer or grade specifications.  The tissue paper is then drawn through the machine and formed on wires as it travels through various press rolls.  Once the sheets are formed, they are transferred to a dryer section of the machine that dries the tissue.  Following the drying process, the tissue paper is removed from the drying cylinders and wound into hard roll tissue.  Hard roll tissue is either used internally for our converting operations at our Neenah Wisconsin facility or sold to consumer products companies and third-party converters.  We undergo a similar process at each of our Michigan, Mississippi and Ontario facilities in our machine-glazed paper operations, which are designed to produce machine-glazed paper hard rolls. Also, at our Ladysmith, Wisconsin facility, we process the majority of fiber used in our products.  The fiber processing area consists of a new state-of-the art de-inking plant that is directly linked to the paper machines.  Raw material is received in the form of bales of recycled paper (mostly office paper).  The de-inking process removes contaminants such as ink, staples, paper clips, plastic and paper coatings.  Non-chlorine whiteners are used to brighten the fiber and strip colors.  The end product is clean, bright fiber pulp.

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

Mississippi facility

Our Mississippi facility is located in Wiggins, Mississippi.  Our facility complex consists of a 163,200 square foot manufacturing and warehousing facility in addition to a 6,800 square foot office.  The facility is in close proximity to major interstate highways and a railroad, with a rail spur that runs directly to the facility.  In addition, the facility is strategically located near the Mississippi gulf coast and three major seaports, including the Port of Gulfport, through which we ship our exports.  Our Mississippi facility is centrally located between Atlanta and Dallas, thereby allowing for optimal service to many of our key customers.

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

Neenah Wisconsin facility

Our Neenah Wisconsin facility is a 1.2 million square foot facility located in Neenah, Wisconsin.  We acquired this facility in August 2002 and added converting capacity to the facility subsequent to its acquisition.  The facility currently consists of five light dry creped paper machines with up to 85,000 tons of annual hard roll tissue production capacity and 14 converting lines with approximately 90,000 tons of annual converting capacity.  A complete distribution center with fully automated unitizing and wrapping capabilities is located adjacent to the facility.  This facility produces converted tissue products such as facial and bath tissue, napkins and paper towels, as well as unconverted hard roll tissue, and enables us to offer our customers flexibility in the price, grade, softness, package configuration and size of our products.  For example, our products can be manufactured completely with virgin pulp (for premium products) or recycled fiber (for value products) or any combination thereof.  Our machines have color and multi-ply capacity.  The facility contains full-width Bretting M-fold towel, kitchen roll towel and napkin machines.  We also utilize a multi-fold facial line.

The facility is in close proximity to major interstate highways and supports a rail spur that runs directly to the facility.  In addition, the facility enjoys a strategic geographic advantage in servicing the midwestern U.S. markets.

Ladysmith Wisconsin facility

Our Ladysmith Wisconsin facility is a 259,000 square foot facility located in Ladysmith, Wisconsin. We acquired this facility in March 2007.  CityForest is a Ladysmith, Wisconsin-based manufacturer of tissue hard rolls for third-party converters that resize and convert the rolls into napkins, towels, bath tissue, specialty medical tissue, industrial wipers and facial tissue. The majority of CityForest’s sales are to third-party converters serving the away-from-home market, the consumer market, as well as state and federal government agencies and the medical industry.  CityForest is solely focused on manufacturing tissue hard rolls and does not currently convert rolls into finished products.   CityForest’s manufacturing process includes a de-inking facility, two light dry crepe paper machines with a combined annual capacity of over 48,000 tons used to manufacture tissue hard rolls and water and wastewater treatment capabilities.  The facility processes over 98% of the fiber used in its product.  This pulp can be used to make 100 percent recycled tissue or can be combined with other fiber, such as virgin pulp, at the paper machine,   The ability to combine fibers of different types allows the facility to precisely match the specific requirements for a customer’s existing or new products.

Raw material and energy sources and supply

The primary raw material used in our various facilities is wood pulp (both virgin pulp and recycled fiber).  Other costs include natural gas, electricity, fuel oil and, in our Michigan facility, coal.   We have developed and implemented a pulp cost management strategy that has been highly effective in controlling our pulp costs.    Our supply agreements with various pulp suppliers enable us to purchase a majority of our anticipated total pulp requirements for a given year at prices below published list prices.  These agreements further allow us to shift a portion of our pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall.  We believe these supply agreements provide us with significant protection against the risk of fluctuating pulp costs and offer a substantial savings from purchasing pulp on the spot market during periods of tight supply.  In addition, our Ladysmith, Wisconsin facility processes over 98% of the fiber used in its product.  We satisfy all of our energy requirements through purchases of natural gas (other than for our Michigan facility) and electricity from local utility companies.   At our Michigan facility, our power boilers generate most of our energy requirements through the use of coal, with the balance being supplied through the purchase of natural gas by contract.

Sales and customer support

Tissue

Hard roll tissue.  Our hard roll sales group markets and sells our tissue hard rolls and specialty products to consumer and away-from-home products companies and third-party converters.

Consumer and away-from-home converted tissue.  Our converted products sales group markets and sells our converted tissue products to a variety of retail and away-from-home customers, directly to retailers or to distributors, which in turn sell to end-users.

Machine-glazed paper

Our machine-glazed sales group markets and sells our machine-glazed paper in a variety of specialty hard rolls from each of our Michigan, Mississippi and Ontario facilities.  In addition, at our Michigan facility, our machine-glazed sales group markets and sells converted wax paper products.  The products manufactured in our machine-glazed paper segment are sold to third-party converters, consumer products companies and, in certain instances, directly to distributors.

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

We also compete in the machine-glazed paper market.  Our primary competitors in the machine-glazed paper market are medium-sized North American-based independent organizations.

In all areas, we believe that we compete on the basis of product quality and performance, price, service, sales and distribution.  See “Item 1A. Risk Factors-”Excess supply in the markets we serve may reduce the prices we are able to charge for our products.”

Major customers

Our customer base is comprised of leading tissue consumer products companies, tissue and machine-glazed paper converters, manufacturers of private label products and distributors of tissue products.  Three of our top 10 customers are Fortune 150 companies.  Our 10 largest customers represented 56.8% of sales for the fiscal year ended February 28, 2006, or fiscal year 2006, 54.9% of sales for fiscal year 2007 and 51.3% of sales for fiscal year 2008.   Kimberly-Clark Corporation, our current largest single customer, represented 13.4% and 12.3% of sales in fiscal year 2008 and fiscal year 2006, respectively.  No customer accounted for more than 10% of our sales in fiscal year 2007 and no other customer accounted for more than 10% of our sales in fiscal year 2008 or fiscal year 2006.

Employees and labor relations

As of February 29, 2008, we employed approximately 942 active full-time employees, consisting of 784 hourly employees and 158 salaried employees.  We have collective bargaining agreements with the United Steelworkers of America, referred to as USW covering approximately 473 of our hourly employees in our Michigan, New York and Wisconsin facilities, collectively.  In addition, we have a collective bargaining agreement with Independent Paperworkers of Canada covering approximately 77 employees in our Ontario facility.  Our collective bargaining agreements expire between June 2008 and June 2012.

In July 2005, the USW was elected to represent 76 hourly employees at our Mississippi facility and was certified by the National Labor Relations Board as the exclusive collective bargaining representative of such employees.  On June 29, 2007, a collective bargaining agreement with USW was ratified.

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

Forward-looking statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will” or words or  phrases of similar meaning.  Forward-looking statements are subject to many uncertainties and other variable circumstances, including those discussed in this Annual Report under the heading “Item 1A. Risk Factors,” many of which are outside of our control, that could cause our actual results and experience to differ materially from those we thought would occur.  Other risks besides those listed in “Item 1A. Risk Factors” can adversely affect us.  New risk factors can emerge from time to time.  It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in the forward-looking statements.  Given these risks and uncertainties, we urge you to read this Annual Report completely and with the understanding that actual future results may be materially different from what we plan or expect.  We will not update these forward-looking statements even if our situation changes in the future.

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

•                  a change in control relating to us;

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

Pulp is the principal raw material used in the manufacture of our specialty paper and tissue products.  It is purchased in highly competitive, price sensitive markets.  We buy a significant amount of pulp and other raw materials either through supply agreements or on the spot market.  For fiscal year 2008, we purchased approximately 315,000 metric tons of pulp and recycled fiber.

We have agreements with various pulp vendors to purchase various amounts of pulp over the next two to three years.  These commitments require purchases of pulp up to approximately 169,000 metric tons per year at pulp prices below published list prices and allow us to shift a portion of our pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall.  We believe that our current commitment under these arrangements or their equivalent approximates 50% of our current budgeted pulp needs.   If upon expiration of these agreements, or upon failure of our suppliers to fulfill their obligations under these agreements, we are unable to obtain wood pulp on terms as favorable as those contained in these agreements, our cost of goods sold may increase and results of operations will be impaired.  As a result, our ability to satisfy customer demands and to manufacture products in a cost-effective manner may be materially adversely affected.

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

We use energy, mainly natural gas, electricity and fuel oil, to operate machinery and to generate steam, which we use in our production process.  Energy prices, particularly for natural gas and fuel oil, have continued to increase since 2000, with a corresponding effect on our production costs.  We spent approximately $50.9 million in fiscal year 2008 on electricity, natural gas, oil and coal.  Our Mississippi and Wisconsin facilities operate in regulated electric markets.  Our other four facilities operate in deregulated electric markets.  All of our facilities operate in deregulated natural gas markets.  If our energy costs are greater than anticipated, our business, financial condition and operating results may be materially adversely affected.

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

As of February 29, 2008, approximately 66% of our active full-time employees were represented by either the USW or the Independent Paper Workers of Canada through various collective bargaining agreements.

In July 2005, the USW was elected to represent 76 hourly employees at our Mississippi facility and was certified by the National Labor Relations Board as the exclusive collective bargaining representative of such employees.  On June 29, 2007, a collective bargaining agreement with USW was ratified.

The collective bargaining agreements for our facilities expire between June 2008 and June 2012.  It is likely that our workers will seek an increase in wages and benefits at the expiration of each of those contracts.

Any significant work stoppage in the future or any significant increase in labor costs could have a material adverse effect on our business, financial condition and operating results.

We are dependent upon continued demand from our large customers.

Our largest customers account for a significant portion of our sales.  Our ten largest customers represented  56.8% of our sales for fiscal year 2006, 54.9% of our sales for fiscal year 2007 and 51.3% of our sales for fiscal year 2008.    Some of our large customers (including four of our 10 largest customers) have the capability of producing the products that they currently buy from us.  The loss or significant reduction of orders from any of our large customers could have a material adverse effect on our business, financial condition and operating results.

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

Our future success depends, in significant part, upon the continued services of our management personnel.  Our chief executive officer, Russell C. Taylor, has over 25 years experience in the paper and paper products industry.  Our senior executives have an average of over 20 years experience in the paper and paper products industry.   The market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise.  Therefore, the loss of services of one or more of our key senior management could materially and adversely affect our business, financial condition and operating results.

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

Our ability to make scheduled payments on, or to refinance our obligations with respect to, our indebtedness, including the $162,000,000 aggregate principal amount of our 9 ¾% senior secured notes due 2010 that we issued in March 2004, referred to as the Original Notes, and the approximately $20 million aggregate principal amount of our 9 ¾% senior secured notes in conjunction with the CityForest purchase due 2010 that we issued in March 2007, referred to as the Additional Notes (and together with the Original Notes, referred to herein as the Notes), or to fund our other liquidity needs will depend on our financial and operational performance which in turn will be affected by general economic conditions and by financial, competitive, regulatory and other factors beyond our control.  If we are unable to generate sufficient cash flow to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital.  We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of sales and the amount of proceeds that may be realized from those sales, or that additional financing could be obtained on acceptable terms, if at all.  Our inability to generate sufficient cash flows  to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, would materially and adversely affect our financial condition and results of operations and our ability to satisfy our obligations under the Notes.

Our significant debt obligations could limit our flexibility in managing our business and expose us to certain risks.

We are highly leveraged.  As of February 29, 2008, we had $198.8 million of indebtedness outstanding, which includes the Notes and $17.9 million of industrial revenue bonds assumption in connection with the acquisition of CityForest.  In addition, we are permitted under our working capital facility and the indenture governing the Notes to incur additional debt, subject to certain limitations.  Furthermore, we borrowed $9.8 million under our working capital facility.  Our high degree of leverage may have important consequences to investors, including the following:

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table contains our selected consolidated financial data for fiscal year 2008, for the period from March 1, 2006 to June 12, 2006 (pre-merger), for the period from June 13, 2006 to February 28, 2007 (post-merger) and for fiscal year 2006 and for the fiscal year ended February 28, 2005, or fiscal year 2005 (pre-merger), and the fiscal year ended February 29, 2004, or fiscal year 2004 (pre-merger).  Our selected consolidated results of operations and other data for fiscal year 2008, for the period from March 1, 2006 to June 12, 2006 (pre-merger) and for the period from June 13, 2006 to February 28, 2007 (post-merger) and fiscal year 2006, and our selected consolidated balance sheet data at February 29, 2008 and February 28, 2007 have been derived from audited consolidated financial statements included elsewhere in this Annual Report.  Our selected consolidated results of operations and other data for fiscal year 2005 and fiscal year 2004 and our selected consolidated balance sheet data at February 28, 2005 and February 29, 2004 have been derived from audited consolidated financial statements not included in this Annual Report.  You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

	Feb. 29, 2004	Feb. 28, 2005	Feb. 28, 2006	March 1, 2006- June 12, 2006	June 13, 2006- February 28, 2007	Feb. 29, 2008
(Dollars in thousands)	(Pre-merger)				(Post-merger)
Statement of operations data:
Net sales:
Tissue segment	$189,744	$230,370	$232,865	$67,200	$170,311	$325,030
Machine-glazed paper segment	100,519	102,523	95,968	27,042	70,926	105,992
Total net sales	290,263	332,893	328,833	94,242	241,237	431,022
Cost of goods sold	256,930	292,051	301,111	86,054	228,318	388,258
Gross profit	33,333	40,842	27,722	8,188	12,919	42,764
Income (loss) from operations	19,948	21,955	11,433	(3,330)	1,015	20,665
Net income (loss)	$7,147	$3,096	$(2,569)	$(6,535)	$(6,192)	$3,993

Other financial data:
Net cash provided by (used in) operating activities	$20,259	$32,235	$8,600	$(6,540)	$10,139	$19,233
Net cash (used in) provided by investing activities	(10,547)	(7,416)	(13,050)	(1,938)	38,085	(64,173)
Net cash (used in) provided by financing activities	(10,241)	1,437	(282)	(290)	(45,762)	29,225
Depreciation and amortization	14,935	16,264	16,277	4,632	16,133	23,106
Capital expenditures	10,547	11,419	13,050	1,938	7,677	20,477
EBITDA (1)	33,341	35,387	26,077	739	17,738	43,427

Balance sheet data:
Cash and cash equivalents	$—	$26,959	$22,824	N/A	$16,261	$883
Total assets	186,943	210,843	210,232	N/A	325,269	404,312
Total debt	55,787	161,060	161,080	N/A	160,356	208,647
Stockholders’ equity (deficit)	84,482	(7,586)	(6,906)	N/A	38,991	47,338

(1)  EBITDA represents earnings before interest expense, income taxes and depreciation and amortization.  EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined by U.S. generally accepted accounting principles, or U.S. GAAP, and our calculation thereof may not be comparable to that reported by other companies.  We present EBITDA because we believe that it is widely accepted that EBITDA provides useful information regarding a company’s ability to service and/or incur indebtedness.   EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP.  Some of the limitations are:

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

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business.  We compensate for these limitations by relying primarily on our U.S. GAAP results and using EBITDA only supplementally.  See the consolidated statements of cash flow included in our financial statements included elsewhere in this Annual Report.  The following is a reconciliation of EBITDA to net income (loss) and net cash provided by operating activities:

	Feb. 29, 2004	Feb. 28, 2005	Feb. 28, 2006	March 1, 2006- June 12, 2006	June 13, 2006- February 28, 2007	Feb. 29, 2008
(Dollars in thousands)	(Pre-merger)				(Post-merger)
EBITDA	$33,341	$35,387	$26,077	$739	$17,738	$43,427
(Add) subtract:
Interest expense	7,085	17,507	17,367	5,001	11,685	20,057
Provision for (benefit from) income taxes	5,151	(74)	(3,575)	(1,953)	(3,888)	(3,729)
Depreciation	13,958	14,858	14,854	4,227	16,133	23,106
Net income (loss)	$7,147	$3,096	$(2,569)	$(6,536)	$(6,192)	$3,993
Add (subtract):
Depreciation and amortization	14,935	16,264	16,277	4,632	16,133	23,106
Write-off of debt issuance costs and prepayment penalties	—	2,895	—	—	—	—
Stock-based compensation	—	922	82	924	497	808
Provision for deferred income taxes	2,821	1,431	(2,955)	(396)	(6,651)	(6,567)
Other non-cash charges	667	(2,074)	290	85	1,778	616
Net changes in working capital	(5,311)	9,701	(2,525)	(5,249)	4,574	(2,723)
Net cash provided by (used in) operating activities	$20,259	$32,235	$8,600	$(6,540)	$10,139	$19,233

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

Overview

We manufacture and market specialty tissue and machine-glazed paper used in the manufacture of various end products, including diapers, facial and bath tissue, assorted paper towels and food wraps.  In addition, we manufacture and market a broad range of converted tissue products.  Our business is comprised of two segments: tissue and machine-glazed paper.  In addition, our tissue segment consists of two product lines: (1) hard roll tissue and (2) consumer and away-from-home converted tissue products.  We own and operate six facilities in the United States, located in Connecticut, Michigan, Mississippi, New York, two facilities in Wisconsin and one facility located in Ontario, Canada.

On June 12, 2006, our parent entered into an Agreement and Plan of Merger with Cellu Parent, a corporation organized and controlled by Weston Presidio, and Cellu Acquisition Corporation, a newly formed wholly owned subsidiary of Cellu Parent, or Merger Sub.  Pursuant to the agreement, on June 12, 2006, Merger Sub was merged with and into our parent, with our parent surviving and becoming a wholly owned subsidiary of Cellu Parent, or the Merger.

We accounted for the Merger as a purchase in accordance with the provisions of Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, which resulted in a new valuation for our assets and liabilities based upon fair values as of the date of the Merger.  As allowed under SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances (“Push Down Accounting”), we have reflected all applicable purchase accounting adjustments in our consolidated financial statements for all periods subsequent to the Merger date.  Push Down Accounting requires us to establish a new basis for our assets and liabilities based on the amount paid for our equity at the close of business on June 12, 2006.  Accordingly, our parent’s ownership basis is reflected in our consolidated financial statements beginning upon completion of the Merger.  In order to apply Push Down Accounting, our parent’s purchase price of $207.8 million, including assumption of $162.0 million in aggregate principal amount of our outstanding 9.75% senior secured notes (referred to herein as the Original Notes), was allocated to the assets and liabilities based on their relative fair values.  The total consideration is subject to adjustment for up to an additional $35.0 million in contingent earn-out consideration based upon the achievement of certain financial targets.  If any portion of the earned contingent payments is unable to be made by us, then Weston Presidio has agreed to provide the necessary funds to former holders of our parent’s capital stock, options and warrants through an equity investment in our parent or otherwise.  In accordance with SFAS 141, the $35.0 million has been recognized as a liability as of February 29, 2008.  For the fiscal year ended February 28, 2007, no payment was required.  For fiscal year 2008, a $15.0 million payment will be made in fiscal year 2009.

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

The following discussion relative to the prior year combines our operating results for the period March 1, 2006 to June 12, 2006 (pre-merger) and June 13, 2006 to February 28, 2007 (post-merger).  See RESULTS OF OPERATIONS below for further analysis thereof.

In our tissue segment, we derive our revenues from the sale of (1) tissue hard rolls sold as facial and bath tissue, specialty medical tissue, industrial wipers, napkin and paper towel stock, as well as absorbent cover stock and (2) converted tissue products, including a variety of private label consumer and away-from-home bath and facial tissue, napkins and folded and rolled towels.  We derive our revenues in our machine-glazed paper segment from the sale of (1) machine-glazed paper hard rolls to third-party converters that manufacture fast food and commercial food wrap, as well as niche market products such as gum wrappers, coffee filters, tobacco papers, wax paper and butter wraps and (2) converted wax paper products, including wet and dry wax paper, sandwich bags and wax paper.  For fiscal year 2008, our tissue segment generated net sales of $325.0 million or approximately 75.4% of our net sales, and our machine-glazed paper segment generated net sales of $106.0 million or approximately 24.6% of our net sales.  For fiscal year 2007 and fiscal year 2006, our tissue segment generated $237.5 million and $232.9 million, respectively, of net sales, or approximately 70.8% of our total net sales in each of fiscal year 2007 and fiscal year 2006, and our machine-glazed paper segment generated $98.0 million and $95.9 million, respectively, of net sales, or approximately 29.2% of our total net sales in each of fiscal year 2007 and fiscal year 2006.

We entered the consumer and away-from-home converted tissue products market following the August 2002 acquisition of our Neenah Wisconsin manufacturing and converting facility.  Our Neenah Wisconsin facility has added approximately 85,000 tons of annual hard roll tissue production capacity and 14 converting lines with approximately 90,000 tons of annual converting production capacity.  Sales of our converted tissue products in the consumer and away-from-home converted tissue products market generate significantly greater revenue per ton than sales of hard roll tissue.  Our Neenah Wisconsin facility began producing our full line of consumer and away-from-home converted tissue products in March 2003.  We believe that, as we continue to increase the utilization of our converting capacity and add retail focused converting equipment, we will increase our profits and generate higher margins on our consumer and away-from-home converted tissue products.

On March 21, 2007, we consummated a definitive merger agreement with CityForest, Cellu City Merger Sub, our wholly owned subsidiary, and Wayne Gullstad as the shareholders’ representative.  Pursuant to the agreement, and subject to the terms and conditions therein, Cellu City Merger Sub merged with and into CityForest, with CityForest surviving and becoming our wholly owned subsidiary (referred to herein as the CityForest Acquisition).  The aggregate merger consideration paid (including assumption of $18.4 million in aggregate principal amount of industrial revenue bonds) was approximately $61 million subject to certain working capital and net cash adjustments.   Total cash paid for the acquisition of $46.8 million (purchase price of $61.0 million less assumed indebtedness of $18.4 million plus restricted cash and other miscellaneous adjustments of $1.6 million and acquisition costs of $2.6 million), was financed in part by issuance of unregistered 9 ¾% Senior Secured Notes due 2010 (referred to herein as the Additional Notes and, together with the Original Notes, referred to herein as the Notes) of approximately $20.0 million, borrowing on a revolving line of credit ($17.4 million) and available cash on hand.

The CityForest Acquisition has been accounted for as a purchase in accordance with the provisions of SFAS 141 and, accordingly, the consolidated statements of operations includes the results of CityForest for fiscal year 2008 from the date of acquisition.  Purchase price allocations are subject to refinement until all pertinent information is obtained.  We have allocated the excess of purchase price over the net assets acquired in the acquisition based on its estimates of the fair value of assets and liabilities as follows:

Excess purchase price allocated to:
Property, plant and equipment	$32,854,514
Trademarks	2,200,000
Goodwill	6,970,001
Long-term debt	(1,724,684)
Deferred income taxes	(17,238,509)
Total	$23,061,322

The results of CityForest’s operations from the date of acquisition (March 21, 2007) are included in our tissue segment.  Unaudited pro forma results of operations for fiscal year 2008, for the period June 13, 2006-November 23, 2006 and  for the period March 1, 2006-June 12, 2006, as if we and CityForest had been combined as of March 1, 2006, are presented below.  The pro forma results include estimates and assumptions, which our management believes are reasonable.  However, the pro forma results do not include any cost savings or other effects of the planned integration of CityForest and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Year Ended February 29, 2008 (1)		June 13, 2006- February 28, 2007 (2)		March 1, 2006- June 12, 2006 (2)
	As Filed	Pro Forma	As Filed	Pro Forma	As Filed	Pro Forma
	(in thousands)		(in thousands)		(in thousands)
Net sales	$431,022	$433,733	$241,237	$275,319	$94,242	$107,823

Operating income (loss)	$20,665	$21,251	$1,015	$9,620	$(3,330)	$99

Net income (loss)	$3,993	$4,553	$(6,192)	$(562)	$(6,535)	$(4,292)

(1) Pro forma operating results include the operating results for CityForest for fiscal year 2008.  The “as filed” operating results include the operating results for CityForest for the period from the acquisition date (March 21, 2007) to February 29, 2008.

(2)  Pro forma operating results include the operating results for CityForest for fiscal year 2006, prorated between the two reporting periods presented for us, as CityForest was previously a calendar year-end company.

The primary component of cost of goods sold for each of our segments is pulp, which represented approximately 47%, 43% and 43% of our cost of goods sold in fiscal year 2008, fiscal year 2007 and fiscal year 2006, respectively.  We have supply agreements with various pulp suppliers over the next two to three years.  We believe under these agreements or their equivalents, we will purchase approximately 50% of our total annual pulp requirements.  These supply agreements permit us to purchase pulp at prices that are discounted from published list prices and allow us to shift a portion of our pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall.  In addition, our Ladysmith, Wisconsin facility processes over 98% of the fiber used in its product.  The balance of our pulp requirements are purchased on the open market.

Our labor, manufacturing, energy, other materials and depreciation costs in the aggregate represented approximately 53%, 57% and 57% of our cost of goods sold for fiscal year 2008, fiscal year 2007 and fiscal year 2006, respectively.  Those costs are broken down as follows: (1) wages and benefits made up approximately 10% for each of fiscal year 2008, fiscal year 2007 and fiscal year 2006; (2) manufacturing overhead represented approximately 15%, 17% and 17% for fiscal year 2008, fiscal year 2007 and fiscal year 2006, respectively; (3) energy costs represented approximately 13%, 13% and 15%, for fiscal year 2008, fiscal year 2007 and fiscal year 2006, respectively; (4) other materials (including chemicals, wax, dye and packaging) represented approximately 9%, 11% and 11%, for  fiscal year 2008, fiscal year 2007 and fiscal year 2006, respectively; and (5) depreciation represented approximately 6%, 6% and  4% for fiscal year 2008,  fiscal year 2007 and fiscal year 2006, respectively.

We have collective bargaining agreements with the USW in each of our Michigan, New York and Neenah Wisconsin facilities covering 473 of our hourly employees.  In addition, we have a collective bargaining agreement with Independent Paper Workers of Canada covering 77 hourly employees in our Ontario facility.  Our agreements expire between June 2008 and June 2012.  In July 2005, the USW was elected to represent 76 hourly employees at our Mississippi facility and was certified by the National Labor Relations Board as the exclusive collective bargaining representative of such employees.  On June 29, 2007, a collective bargaining agreement with USW was ratified.  Historically, we have not experienced any significant labor disputes or work stoppages.

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

Results of operations

Fiscal year 2008 has been compared to the combined periods from March 1, 2006 to June 12, 2006 (pre- merger) and from June 13, 2006 to February 28, 2007 (post- merger) and fiscal year 2006 for purposes of management’s discussion and analysis of the results of operations.  Any references below to fiscal year 2007 shall refer to the combined periods.  Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

The following table sets forth certain sales and operating data for our business segments for the periods indicated:

	Fiscal Year	For the Period			Fiscal Year
(Dollars in millions)	Ended Feb. 28, 2006	March 1, 2006- June 12, 2006	June 13, 2006- February 28, 2007	Combined Feb. 28, 2007	Ended Feb. 29, 2008
	(Pre-merger)		(Post-merger)
Net sales:
Tissue segment	$232.9	$67.2	$170.3	$237.5	$325.0
Machine-glazed paper segment	95.9	27.1	70.9	98.0	106.0
Total	$328.8	$94.3	$241.2	$335.5	$431.0

Gross profit:
Tissue segment	$18.8	$6.4	$10.0	$16.4	$35.9
Machine-glazed paper segment	8.9	1.8	2.9	4.7	6.9
Total	$27.7	$8.2	$12.9	$21.1	$42.8

Percentage of net sales:
Tissue segment	70.8%	71.3%	70.6%	70.8%	75.4%
Machine-glazed paper segment	29.2%	28.7%	29.4%	29.2%	24.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Gross margin:
Tissue segment	8.1%	9.5%	5.9%	6.9%	11.0%
Machine-glazed paper segment	9.3%	6.6%	4.1%	4.8%	6.5%
Total	8.4%	8.7%	5.3%	6.3%	9.9%

Shipments (tons):
Tissue segment	179,401	50,406	124,012	174,418	235,395
Machine-glazed paper segment	81,783	23,108	57,231	80,339	81,685
Total	261,184	73,514	181,243	254,757	317,080

Fiscal year ended February 29, 2008 (fiscal year 2008) compared to fiscal year ended February 28, 2007 (fiscal year 2007)

Net sales for fiscal year 2008 increased $95.5 million, or 28.5%, to $431.0 million from $335.5 for fiscal year 2007.  On a company-wide basis, tons sold increased for fiscal year 2008 compared to fiscal year 2007.  For fiscal year 2008, we sold 317,080 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products, an increase of 62,323, or 24.5%, compared to fiscal year 2007.  Furthermore, net selling price per ton increased from $1,317 for fiscal year 2007 to $1,359 for fiscal year 2008.

Net sales for our tissue segment for fiscal year 2008 increased $87.5 million, or 36.8%, to $325.0 million from $237.5 for fiscal year 2007. This increase is attributable to the CityForest Acquisition, an increase in net selling price per ton and an increase in tonnage sold.  Net selling price per ton increased from $1,362 for fiscal year 2007 to $1,381 for fiscal year 2008.   For fiscal year 2008, we sold 235,395 tons of tissue, compared to 174,418 tons sold in fiscal year 2007.  Net sales for our machine-glazed segment for fiscal year 2008 increased $8.0 million, or 8.2%, to $106.0 million from $98.0 million for fiscal year 2007.  This increase is also attributable to an increase in net selling price per ton and an increase in tonnage sold.  Net selling price per ton increased from $1,219 for fiscal year 2007 to $1,298 for fiscal year 2008.  For fiscal year 2008, we sold 81,685 tons of machine-glazed products, compared to 80,339 tons sold in fiscal year 2007.

Gross profit for fiscal year 2008 increased to $42.8 million from $21.1 million for fiscal year 2007, an increase of $21.7 million, or 102.6%, from fiscal year 2007.  As a percentage of net sales, gross profit increased to 9.9% for fiscal year 2008, compared to 6.3% for fiscal year 2007.  The increases in gross profit are attributable to the City Forest Acquisition, continued improvement in product mix and the strong market for tissue hard rolls, compared to the comparable period in the prior year.

Gross profit for our tissue segment for fiscal year 2008 was $35.9 million, an increase of $19.5 million, or 118.4%, from fiscal year 2007.   Gross profit for our machine-glazed segment for fiscal year 2008 was $6.9 million, an increase of $2.2 million, or 47.4%, from fiscal year 2007.  As a percentage of net sales, gross profit for the tissue segment increased to 11.0% for fiscal year 2008 from 6.9% in fiscal year 2007.  As a percentage of net sales, gross profit for the machine-glazed segment increased to 6.5% for fiscal year 2008 from 4.8% in fiscal year 2007.

Selling, general and administrative expenses for fiscal year 2008 increased $6.8 million, or 57.2%, to $18.7 million from $11.9 million for fiscal year 2007.  As a percentage of net sales, selling, general and administrative expenses increased to 4.3% in fiscal year 2008 from 3.5% for fiscal year 2007. Included in fiscal year 2008 are $1.6 million of ongoing CityForest administrative expenses.  Also, included in fiscal year 2008 are additional costs incurred in connection with Sarbanes-Oxley compliance and increases in incentive compensation expense associated with strong business performance.

Restructuring costs for fiscal year 2007 were $.2 million related to severance costs associated with the elimination of a corporate position.

Merger-related transaction costs for fiscal year 2007 were $6.1 million.

Terminated acquisition related transaction costs for fiscal year 2008 were $2.1 million related to costs incurred related to an acquisition that did not transpire.

Stock and related compensation expense for fiscal year 2008 were $.6 million compared to $3.3 million for fiscal year 2007.  The $.6 million for fiscal year 2008 was primarily related to compensation expense related to the payment of taxes associated with a restricted stock award grant.  The $3.3 million for fiscal year 2007was related to non-cash compensation expense related to the vesting of restricted stock awards, payment of taxes associated with such awards and other compensation expense related to the Merger.

Vesting of stock option/restricted stock grants for fiscal year 2008 was $.8 million compared to $1.4 million for fiscal year 2007.

Impairment of property, plant and equipment for fiscal year 2007 resulted in a charge of $.5 million related to our decision in the fourth quarter of fiscal year 2007 to shut down permanently the paper machine at our Ontario facility, which we had idled in the third quarter of fiscal year 2006.

Foreign currency gain (loss) for fiscal year 2008 was a loss of $.7 million compared to a gain of $.1 million for fiscal year 2007.  The decrease in fiscal year 2008 is due to the fluctuations in the foreign currency (the Canadian dollar).

Income tax benefit for fiscal year 2008 was $3.7 million compared to $5.8 million for fiscal year 2007.  Included in the income tax benefit for fiscal year 2008 is $1.5 million and $1.4 million, respectively, of benefit associated with future changes in Canadian tax rates due to legislative changes and changes in our effective state tax rates which are expected to be realized in the future.  The effective income tax rate for fiscal year 2007 differs from the federal statutory rate primarily due to non-deductible transaction costs expensed for book purposes.

Net income for fiscal year 2008 was $4.0 million compared to a net loss of $12.7 million for fiscal year 2007.  Included in fiscal year 2008 net income is $2.1 million of terminated acquisition-related costs and $1.4 million of cash and non-cash stock compensation charges.  Also, included in fiscal year 2008 net income is a tax benefit of $3.7 million.   Included in fiscal year 2007 net loss is  $.2 million of restructuring costs, $6.1 million of merger-related transaction costs, $3.8 million of merger-related and other compensation charges and $.5 million related to an impairment charge for our paper machine at our Ontario facility.

Fiscal year ended February 28, 2007 (fiscal year 2007) compared to fiscal year ended February 28, 2006 (fiscal year 2006)

Net sales for fiscal year 2007 increased $6.7 million, or 2.0%, to $335.5 million from $328.8 for fiscal year 2006.  On a company-wide basis, tons sold decreased for fiscal year 2007 compared to fiscal year 2006.  For fiscal year 2007, we sold 254,757 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products, a decrease of 6,427, or 2.5%, compared to fiscal year 2006.  Included in this decrease is the effect of the shutdown of our machine-glazed machine at our Ontario facility, which we idled in the third quarter of fiscal year 2006, and which represented a decrease of 5,925 tons.  Net of the effect of this, tons sold decreased 502, or .2%, for fiscal year 2007 from the comparable period in the prior year.  Offsetting the decrease in volume sold for fiscal year 2007 from the prior fiscal year was an increase in net selling price per ton from $1,259 for fiscal year 2006 to $1,317 for fiscal year 2007.

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

Gross profit for fiscal year 2007 decreased to $21.1 million from $27.7 million for fiscal year 2006, a decrease of $6.6 million, or 23.9%, from fiscal year 2006.  As a percentage of net sales, gross profit decreased to 6.3% for fiscal year 2007, compared to 8.4% for fiscal year 2006.  Included in fiscal year 2007 is $5.4 million of additional depreciation expense in cost of goods sold as compared to our historical basis of accounting prior to the Merger.  Also, included in fiscal year 2007 is a non-cash charge to cost of goods sold reflecting $.9 million of excess purchase price allocated to inventory.

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

Restructuring costs for fiscal year 2007 were $.2 million related to severance costs associated with the elimination of a corporate position.  Restructuring costs for fiscal year 2006 were $1.0 million, of which $.7 million related to our fiscal year 2006 decision to indefinitely idle one of our machine-glazed paper machines at our Ontario facility and the related severance costs and $.3 million related to severance costs associated with a corporate organizational restructuring.

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

Vesting of stock option/restricted stock grants for fiscal year 2007 was $1.4 million compared to less than $.1 million for fiscal year 2006.  The $1.4 million for fiscal year 2007 consists of $.9 million related primarily to restricted stock grants prior to the Merger that vested immediately upon the Merger and $.5 million of vesting related to restricted stock grants made after the Merger.

Impairment of property, plant and equipment for fiscal year 2007 resulted in a charge of $.5 million related to our decision in the fourth quarter of fiscal year 2007 to shut down permanently the machine-glazed paper machine at our Ontario facility, which we had idled in the third quarter of fiscal year 2006.

Foreign currency gain (loss) for fiscal year 2007 was a gain of $.1 million compared to a loss of $.5 million for fiscal year 2006.  The increase in fiscal year 2007 is due to the fluctuations in the foreign currency (the Canadian dollar).

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

Net loss for fiscal year 2007 was $12.7 million, compared to net loss of $2.6 million for fiscal year 2006.  Included in fiscal year 2007 net loss is $6.3 million related to additional depreciation and a non-cash charge to cost of goods sold resulting from purchase accounting, $.2 million of restructuring costs, $6.1 million of merger-related transaction costs, $3.8 million of merger-related and other compensation charges and $.5 million related to an impairment charge for our machine-glazed paper machine at our Ontario facility.  Included in fiscal year 2006 net loss is $1.1 million of restructuring costs and $2.2 million of merger-related transaction costs related to a terminated transaction.

Liquidity and capital resources

Our principal liquidity requirements are to service debt and meet working capital, tax and capital expenditure needs.  Our total debt at February 29, 2008 was $208.6 million.

In March 2004, we completed a private offering of the Original Notes.   We raised $152.2 million, net of debt issuance costs of $8.0 million and original issuance discount of $1.8 million.  At the same time, we entered into a $30.0 million revolving working capital facility with CIT Group/Business Inc.   A portion of the proceeds, along with a drawdown from the working capital facility, were used to pay off existing debt of approximately $56.0 million.  In addition, we used an aggregate $100.2 million of the proceeds to fund a stockholder dividend in the amount of $96.8 million to Cellu Paper Holdings, Inc., our parent, to repurchase a portion of its outstanding common stock and warrants at that time, and to fund compensation from the redemption of stock options of our parent in the amount of $3.4 million.

In connection with the CityForest Acquisition in March 2007, we issued and sold approximately $20 million of Additional Notes.

Furthermore, at February 29, 2008 we had outstanding borrowings of $9.8 million under our working capital facility and excess availability was $27.0 million.

The Notes mature on March 15, 2010 and require semi-annual interest payments on March 15th and September 15th.

In connection with the Merger, we solicited consents with respect to the Original Notes.   Consents were received with respect to 100% of the aggregate outstanding principal amount of the Original Notes. We accepted all of the consents delivered in the consent solicitation and paid to the consenting noteholders a consent fee of $40 per $1,000 principal amount of Original Notes for which they delivered consents.  These payments were made in the second quarter of fiscal year 2007.  As a result of our acceptance of the consents delivered by noteholders and the completion of the consent solicitation, the amendments to the Indenture governing the Notes described in the Consent Solicitation Statement dated May 9, 2006 and related Supplement dated May 24, 2006 became operative and we were not required to make a change of control offer to purchase any Notes in connection with the Merger.

We entered into a Credit Agreement, dated as of June 12, 2006 (referred to herein as the Credit Agreement), among us, as U.S. Borrower, Interlake Acquisition Corporation Limited, one of our subsidiaries, as Canadian Borrower, our parent, the other loan guarantors party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and the other lenders party thereto.  The Credit Agreement provides for a $35.0 million working capital facility, including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. An amount equal to $32.0 million is available, in U.S. dollars, to the U.S. Borrower under the facility, and an amount equal to $3.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility.  Borrowings of $17.4 million were made to finance a portion of the CityForest Acquisition.   As of February 29, 2008, $9.8 million of borrowings remained outstanding under the working capital facility.

In connection with the CityForest purchase agreement, the following agreements were entered into:

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

The First Amendment (1) increased the working capital facility from $35.0 million to $40.0 million, (2) permitted the issuance and sale by us of the Notes, (3) provided  for the consummation of the CityForest acquisition and the conversion by CityForest from a Minnesota corporation to a Minnesota limited liability company, (4) permitted the assumption of approximately $18.5 million in aggregate principal amount of indebtedness of CityForest in connection with the CityForest Acquisition in accordance with the terms of the CityForest Bond Documents (as defined below under “CityForest Bond Documents”) and (5) permitted the guarantee by us of certain obligations of CityForest under the CityForest Bond Documents.  In connection with the First Amendment, CityForest became a guarantor of the obligations of the borrowers under the Amended Credit Agreement.

CityForest Bond Documents

CityForest is party to a Loan Agreement, dated March 1, 1998, the Loan Agreement, with the City of Ladysmith, Wisconsin (referred to herein as the Issuer).  Pursuant to the Loan Agreement, the Issuer loaned the proceeds of the Issuer’s Variable Rate Demand Solid Waste Disposal Facility Revenue Bonds, Series 1998 (CityForest Corporation Project, or the Bonds) to CityForest to finance the construction by CityForest of a solid waste disposal facility.  Approximately $18.5 million in aggregate principal amount of the Bonds was outstanding as of the date of the CityForest Acquisition.  CityForest is required, under the terms of the Indenture of Trust governing the Bonds, or the CityForest Indenture, to provide a letter of credit in favor of the trustee under the CityForest Indenture, or the Bonds Trustee.  CityForest has entered into an Amended and Restated Reimbursement Agreement, dated March 21, 2007, or the Reimbursement Agreement and, together with the CityForest Indenture and the Loan Agreement, or the CityForest Bond Documents, with Associated Bank, National Association , or Associated Bank, pursuant to which Associated Bank has extended the required letter of credit, or the Associated Bank Letter of Credit and has provided a revolving credit facility to CityForest in an aggregate principal amount of up to $3.5 million, or the Associated Bank Revolving Credit Facility.

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

The table that follows presents cash flows information for fiscal year 2008, combined fiscal year 2007 and fiscal year 2006:

	Pre-Merger	Pre-Merger	Post-Merger	Combined	Post-Merger
	Fiscal Year Ended February 28, 2006	March 1, 2006- June 12, 2006	June 13, 2006- February 28, 2007	Fiscal Year Ended February 28, 2007	Fiscal Year Ended February 29, 2008
Net Cash Provided by (Used in) Operating Activities
Net (loss) income	$(2,569,354)	$(6,534,964)	$(6,192,366)	$(12,727,330)	$3,992,751
Non-cash items	13,694,780	5,245,238	11,757,574	17,002,812	17,963,909
Changes in working capital	(2,525,660)	(5,250,094)	4,574,243	(675,851)	(2,724,132)
Net cash provided by (used in) operating activities	$8,599,766	$(6,539,820)	$10,139,451	$3,599,631	$19,232,528

Net Cash (Used in) Provided by Investing Activities	$(13,050,166)	$(1,937,610)	$38,084,856	$36, 147,246	$(64,172,696)

Net Cash (Used in) Provided by Financing Activities	$(281,653)	$(290,000)	$(45,761,997)	$(46, 051,997)	$29,225,000

Effect of foreign currency	$597,086	$362,212	$(620,553)	$(258,341)	$337,955

Net increase (decrease) in cash	$(4,134,967)	$(8,405,218)	$1,841,757	$(6,563,461)	$(15,377,213)

Net cash provided by (used in) operations was $19.2 million for fiscal year 2008, $3.6 million for fiscal year 2007 and $8.6 million for fiscal year 2006.   Non-cash items for fiscal year 2008, fiscal year 2007 and fiscal year 2006 totaled $18.0 million, $17.0 million and $13.7 million, respectively, and consisted primarily of amortization, depreciation and deferred income taxes.  Cash flows used by changes in working capital totaled $2.7 million, $.7 million and $2.5 million for fiscal year 2008, fiscal year 2007 and fiscal year 2006, respectively. With respect to changes in accounts receivable and inventory, cash used by these items was $8.6 million for fiscal year 2008, cash provided by these items was $.1 for fiscal year 2007 and cash used by these items was $2.6 million for fiscal year 2006.  Cash provided by changes in prepaid expenses, income tax receivable and other current assets was $1.9 million for fiscal year 2008, $.9 million for fiscal year 2007 and $.1 million for fiscal year 2006.  Cash provided by changes in accounts payable, accrued expenses, accrued interest and other liabilities was $4.0 million for fiscal year 2008, cash used by changes in accounts payable, accrued expenses, accrued interest and other liabilities was $1.7 million for fiscal year 2007 and cash provided by changes in accounts payable, accrued expense, accrued interest and other liabilities was less than $.1 million for fiscal year 2006.

 Net cash provided by (used in) investing activities was cash used in investing activities of $64.2 million for fiscal year 2008, cash provided by investing activities of $36.1 million in fiscal year 2007 and cash used in investing activities of $13.1 million in fiscal year 2006.  Included in fiscal year 2008 is the cash paid for the CityForest Acquisition, net of cash received, of $43.7 million.  Included in fiscal year 2007 is $45.8 million related to the equity investment by Weston Presidio.  The remaining change related to the level of capital spending year over year.

Net cash (used in) provided by financing was cash provided by financing activities of $29.2 million for fiscal year 2008, which includes proceeds from issuance of the Additional Notes of $20.0 million, $9.8 million of net borrowings on the working capital facility and $.6 million payment on the industrial revenue bond assumed in the CityForest Acquisition.   Cash used in financing activities of $46.1 million for fiscal year 2007 includes $45.8 million related to merger consideration paid to former shareholders of our parent.  The remaining $.3 million for fiscal year 2007 relates to payments on our industrial revenue bond.  Our final payment was made in the first quarter of fiscal year 2007.  Cash used in financing activities for fiscal year 2006 related primarily to payments on our industrial revenue bond.

Cash as of February 29, 2008 decreased to $.9 million from $16.3 million as of the end of the prior fiscal year as a result of the items described above.

Receivables, net as of February 29, 2008 increased to $44.5 million from $34.1 million as of the end of the prior fiscal year.  Included in the $44.5 million is $5.3 million of receivables related to CityForest.  Without the effect of the acquisition, receivables increased $5.1 million, primarily due to increased net sales.

Inventories as of February 29, 2008 increased to $34.0 million from $28.7 million as of the end of the prior fiscal year.  Included in the $34.0 million is $1.4 million of inventories related to CityForest.  Without the effect of the acquisition, inventories increased $3.9 million in support of increased net sales.

Deferred income taxes as of February 29, 2008 increased to $7.2 million from $6.5 million as of the end of the prior fiscal year.  This increase is primarily attributable to the recording of the benefit of net operating loss carryforwards, or NOLs, generated during fiscal year 2008 for federal and state tax purposes.

Property, plant and equipment, net as of February 29, 2008 increased to $296.6 million from $228.9 million as of the prior fiscal year.  Included in the $296.6 million of property, plant and equipment, net is $66.8 million related to CityForest.  Without the effect of the acquisition, property plant and equipment increased $.9 million from the end of the prior fiscal year.  This increase relates to capital expenditures offset partially by depreciation expense for the period.  Included in the capital expenditures for fiscal year 2008 is $5.4 million of purchased machinery and equipment that had been leased previously.

Goodwill of $7.0 million as of February 29, 2008 arose due to the City Forest Acquisition.

Trademarks as of February 29, 2008 increased to $8.8 million from $6.6 million as of the end of the prior fiscal year.  The additions to trademarks relate to the CityForest Acquisition.

Reserved cash as of February 29, 2008 of $1.2 million relates to reserve funds in connection with the industrial revenue bond assumed in the CityForest Acquisition.

Revolving line of credit as of February 29, 2008 represents $17.4 million of borrowings to finance a portion of the CityForest Acquisition, offset by net payments through February 29, 2008 of $7.6 million.

Accounts payable as of February 29, 2008 increased to $24.1 million from $16.5 million as of the end of the prior fiscal year.  Included in the $24.1 million of accounts payable is $3.2 million related to CityForest.

Without the effect of the acquisition, accounts payable increased $4.4 million due to increased pulp purchases and timing of payments.

Accrued expenses as of February 29, 2008 increased to $18.9 million from $16.3 million as of the end of the prior fiscal year.  Included in the $18.9 million of accrued expenses is $.9 million related to CityForest.

Accrued interest as of February 29, 2008 increased to $8.3 million from $7.2 million as of the end of the prior fiscal year.  The increase is due to the additional borrowings to finance the CityForest Acquisition and the debt assumed in the transaction.

Other current liabilities as of February 29, 2008 of $15.0 million represents the amount to be paid in fiscal year 2009 related to the contingent earnout consideration in connection with the Merger.

Long-term debt as of February 29, 2008 increased to $198.8 million from $160.4 million as of the end of the prior fiscal year due to the assumption of CityForest debt and debt incurred to finance the acquisition.

Deferred income taxes as of February 29, 2008 increased to $62.0 million from $50.7 million as of the end of the prior fiscal year primarily due to the deferred taxes recorded in purchase accounting for CityForest.

Other liabilities as of February 29, 2008 decreased to $20.1 million from $35.2 as of the end of the prior fiscal year primarily due to the reclassification of $15.0 million to other current liabilities reflecting the amount to be paid in fiscal year 2009 related to the contingent earnout consideration in connection with the Merger.

Stockholders’ equity as of February 29, 2008 increased to $47.3 million compared to equity of $39.0 million as of the end of the prior fiscal year.  The equity as of February 29, 2008 is reflective of the net income generated for fiscal year 2008 and the increase in the foreign currency translation charge to equity.

Capital spending summary

Capital expenditures were $20.5 million, $9.6 million and $13.1 million for fiscal year 2008, fiscal year 2007 and fiscal year 2006, respectively.  We have increased capital expenditures since fiscal year 2002 to support ongoing cost savings programs (cost improvements) and growth in our manufacturing capacity.  We have concentrated the growth in our manufacturing capacity since fiscal year 2003 on our converting operations at our Wisconsin facility for the production of value-added converted tissue products.

Contractual obligations

At February 29, 2008, our material obligations under firm contractual arrangements, including commitments for future payments under long-term debt arrangements, operating lease arrangements and other long-term obligations, are summarized below.

	Cash payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$200,131	$760	$184,536	$2,280	$12,555
Operating lease obligations	2,830	1,141	1,689	—	—
Purchase obligations	106,119	53,059	53,060	—	—
Total	$309,080	$54,960	$239,285	$2,280	$12,555

(1)  Interest incurred at 9 3/4%, payable semi-annually for the Notes and varying from 1.38% to 4.15% for the industrial revenue bond.

Net operating loss carryforwards

At February 29, 2008, we had federal NOLs of approximately $9,804,000, which begin to expire in 2021 and state NOLs of approximately $14,506,000, which begin to expire in 2019.   We currently anticipate fully utilizing recorded federal and state NOLs prior to their expiration.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences.

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

Goodwill and Trademarks

Goodwill is not amortized but tested for impairment annually at year-end, and at any time when events suggest impairment may have occurred. Our goodwill impairment test is performed by comparing the net present value of projected cash flows to the carrying value of goodwill.  We incorporate assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows.  In the event the carrying value of a reporting unit exceeds its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value.  Goodwill as of February 29, 2008 of $7.0 million was recorded in connection with an acquisition in the current year.  No goodwill impairment has been noted subsequent to the acquisition through February 29, 2008.

Trademarks are not amortized but tested for impairment annually at the end of our second quarter, and at any time when events suggest impairment may have occurred.  Our impairment test is performed by comparing the net present value of projected cash flows to the carrying value of the trademarks.  We incorporate assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows.  In the event the carrying value of a reporting unit exceeds its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s trademarks exceed their implied fair value.  No trademark impairments were recorded during fiscal year 2008 or the period from June 13, 2006 to February 28, 2007 (post-merger).

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In March 2004, we completed a private offering of the Original Notes.  At the same time, we entered into a $30.0 million revolving working capital facility.  We raised approximately $152.0 million, net of debt issuance costs and original discount on the Original Notes.  The proceeds, along with a drawdown from the revolver, were used to pay off existing debt of approximately $56.0 million and to fund a stockholder dividend to our parent to purchase shares of its common stock and warrants and fund compensation from the redemption of stock options of our parent, in the amount of $100.2 million.  In connection with the CityForest Acquisition in March 2007, we issued and sold approximately $20 million of Additional Notes.  Furthermore, we borrowed $17.4 million under our working capital facility.  As a result of these transactions, we are highly leveraged.  As of February 29, 2008, $9.8 million of borrowings remained outstanding under the working capital facility and excess availability was $27.0 million.

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

None.

ITEM 9A(T).   CONTROLS AND PROCEDURES

EVALUATIONS OF INTERNAL CONTROLS AND PROCEDURES

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 29, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of February 29, 2008.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended February 29, 2008, there were no significant changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the members of our board of directors and our executive officers.  Each of our directors will hold office until removal by our parent as sole stockholder.  Our officers serve at the discretion of our board of directors.

Name	Age	Position
Russell C. Taylor	51	President, Chief Executive Officer and Director
David J. Morris	52	Senior Vice President, Finance and Chief Financial Officer
W. Edwin Litton	44	General Counsel, Senior Vice President, Human Resources and Secretary
Steven D. Ziessler	48	President, Tissue & Machine-Glazed and Chief Operating Officer
R. Sean Honey	37	Chairman of the Board
Scott M. Bell	32	Director
David L. Ferguson	53	Director

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

David J. Morris has been our chief financial officer and senior vice president, finance since August 2007.  Previously, Mr. Morris was employed by BlueLinx Holdings, Inc. as Chief Financial Officer and Treasurer from May 2004 to December 2006.  Prior to that time, Mr. Morris spent 14 years with Georgia-Pacific Corporation, most recently as Vice President of Finance for the distribution division since 1999.

W. Edwin Litton has been our general counsel and senior vice president of human resources since July 2006 and secretary since December 2006.  From August 2003 to July 2006, Mr. Litton was retained by us as outside counsel.  Mr. Litton served as in-house legal counsel for Lacerte Technologies, Inc. from May 2002 until May 2003 and was employed in the private practice of law from September 1990 until April 2002.

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

Shareholders’ Agreement

Cellu Parent, our indirect parent, has entered into a Shareholders’ Agreement, dated as of June 12, 2006, with certain of its stockholders, including Russell C. Taylor, our chief executive officer and president and a member of our board of directors, and Steven Ziessler, president, tissue & machine-glazed and chief operating officer.   Upon employment of David J. Morris in August 2007, this agreement was also executed with Mr. Morris, senior vice president, finance and chief financial officer.  The agreement created certain rights and restrictions with respect to Cellu Parent’s common stock, including restrictions on the transfer of stock, tag-along rights, pre-emptive rights, call rights, co-sale rights, registration rights and the right of Weston Presidio, in certain circumstances, to compel other stockholders to sell their stock.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks (none of our executive officers serves as a member of the board of directors or the compensation committee of another entity that has an executive officer serving on our board of directors).

Board of Directors and Committees

The board of directors held four meetings during fiscal year 2008.  During fiscal year 2008, each director then in office attended 100% of the aggregate total number of meetings of the board of directors held during the period in which he was a director and the total number of meetings held by all of the committees of the board of directors on which he served.  The only standing committees of the board of directors are an audit committee and a compensation committee.

Audit Committee

R. Sean Honey, David L. Ferguson, and Scott Bell are members of the audit committee.  The audit committee is empowered to: (i)  appoint, fix the compensation of and oversee the work of our independent auditors (including the power to resolve any disagreements between management and the independent auditors), with the independent auditors reporting directly to the audit committee; (ii) pre-approve all audit services and permissible non-audit services; (iii) establish procedures for whistleblower complaints; and (iv) engage and determine funding for independent counsel and other advisors.  The board of directors has determined that it currently does not have an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission serving on its audit committee.  In connection with the acquisition of our parent by Weston Presidio in June 2006, the former director who served as an audit committee financial expert resigned as a member of the board of directors.

Compensation Committee

R. Sean Honey and David L. Ferguson are members of the compensation committee.  The compensation committee is responsible for (i) compensation of our executives; (ii) equity-based compensation plans, including, without limitation, stock option plans in which officers or employees participate; and (iii) arrangements with executive officers, relating to their employment relationships with us, including, without limitation, employment agreements and restrictive covenants.  The compensation committee has overall responsibility for approving and evaluating our executive officer compensation plans, policies and programs, as well as all equity-based compensation plans and policies.  In addition, the compensation committee oversees, reviews and approves all of our ERISA and other employee benefit plans.

Code of Ethics

We have adopted a Code of Ethics that applies to our chief executive officer, senior financial officer and other senior officers (as that term is defined in the Code of Ethics).  A copy of the Code of Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended February 28, 2005.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we will give an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making those decisions.  Later in this Part III under the heading “Additional Information Regarding Executive Compensation,” you will find tables containing specific information about the compensation earned by the following individuals, all of whom received compensation in excess of $100,000 in fiscal year 2008, whom we refer to as our “named executive officers”:

•                  Russell C. Taylor, president, chief executive officer and director

•                  David J. Morris, senior vice president, finance and chief financial officer since August 2007

•                  Dianne M. Scheu, who was senior vice president, finance and chief financial officer until July 31, 2007

•                  W. Edwin Litton, general counsel, senior vice president, human resources and secretary

•                  Steven D. Ziessler, president and chief operating officer

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

Overview of Compensation Committee

Our executive compensation philosophy, policies, plans and programs are under the supervision of the compensation committee of our board of directors.  The compensation committee’s responsibilities include (i) compensation of our executives; (ii) administration and overview of equity-based compensation plans, including, without limitation, the 2006 Stock Option and Restricted Stock Plan, in which officers and employees may participate and (iii) arrangements with executive officers related to their employment relationships with us, including, without limitation, employment agreements and restrictive covenants.  The compensation committee has overall responsibility for approving and evaluating our executive officer compensation plans, policies and programs, as well as all equity-based compensation plans and policies.

Overview of Compensation Program

Throughout this narrative discussion and in the accompanying tables, we refer to our named executive officers.  The key compensation package provided to our named executive officers includes:

•                  base salary, which provides fixed compensation based on competitive market practice and, except for W. Edwin Litton, in accordance with the terms of each individual’s employment agreement;

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

•                  our matching cash contributions to our named executive officers who participate in our 401(k) Plan; and

•                  other benefits.

Determination of Appropriate Pay Levels

We compete with many other companies for experienced and talented executives.  As such, market information  is reviewed to assist in determining the reasonableness of our compensation and ensuring that compensation levels remain competitive in the marketplace.  As described elsewhere in this Annual Report, three of our executive officers entered into employment agreements with us that establish various terms and conditions of their employment  For a further description of these agreements, see “Additional Information Regarding Executive Compensation–Employment Agreements; Restricted Stock Award Agreements”

Each element of compensation (including any base adjustments to the terms and conditions set forth in the employment agreements) is reviewed so that the overall compensation package will attract, motivate and retain our key employees, including our named executive officers, by rewarding superior performance and providing an incentive for the achievement of our strategic goals.  The following factors are considered to determine the amount of compensation paid to each executive officer:

•                  overall job performance, including performance against corporate and individual objectives;

•                  job responsibilities, including unique skills necessary to support our long-term corporate performance;

•                  teamwork, both contributions as a member of the executive management team and fostering an environment of personal and professional growth for the entire work force;

•                  performance of general management responsibilities, execution of our objectives and contributions to our continuing success; and

•                  our overall financial position and providing for an equitable distribution of compensation.

Allocation of Compensation

There is no pre-established policy or target for the allocation of compensation, other than the employment agreements as previously referenced.  The factors described above, as well as the overall compensation philosophy, and compensation is reviewed to determine appropriate level and mix of compensation.

Timing of Compensation

As discussed elsewhere, compensation for our named executive officers is reviewed annually, including incentive plan goal specifications and incentive plan payments for our named executive officers.

Minimum Stock Ownership Requirements

We do not have any minimum stock ownership guidelines.  All of our shares are beneficially owned by our parent, and all of the shares of our parent are beneficially owned by Cellu Parent, our indirect parent.  All of the named executive officers, however, currently beneficially own shares of restrictive stock, or stock options to purchase common stock, of Cellu Parent.

Compensation Components for Fiscal Year 2008

For fiscal year 2008, the principal components of compensation for the named executive officers were:

•                  base salary;

•                  bonus;

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

On July 12, 2006 in connection with the Merger, we entered into employment agreements with each of Russell C. Taylor, Dianne M. Scheu (former Senior Vice President, Finance and Chief Financial Officer), and Steven Ziessler.   On August 2, 2007, we entered into an employment agreement with David J. Morris, Senior Vice President, Finance and Chief Financial Officer.  We discuss the terms and conditions of these agreements elsewhere in this Part III under “Additional Information Regarding Executive Compensation–Employment Agreements; Restricted Stock Award Agreements.”

Annual Bonus Compensation

On March 27, 2006, we entered into bonus agreements with Messrs. Taylor and Ziessler and Ms. Scheu pursuant to which each such executive officer was entitled to receive a fixed amount one-time stay cash bonus as an incentive to continue employment with us up through and including the effective date of the Merger.  Pursuant to the bonus agreements for fiscal year 2007, each of the applicable executive officers received a lump sum cash payment equal to one year’s current base salary.   The bonus payments are reflected in Column (d) of the Summary Compensation Table.

For fiscal year 2008, and for each fiscal year thereafter, named executive officers are eligible to receive an annual incentive-based cash bonus of up to 100% of base salary, subject to the achievement by us of certain EBITDA targets set by the chairman of our board of directors and approved by the Compensation Committee.   It is anticipated that, for each fiscal year, a range of EBITDA targets will be set for each executive officer, usually in the first quarter of such fiscal year.  Each EBITDA target will be expressed as a percentage of base salary, ranging from 0% to 100%.  Performance measures for each fiscal year will be reviewed and performance incentive awards granted by the Compensation Committee to executive officers, as applicable.

For fiscal year 2008, the bonus pool is subject to us achieving minimum adjusted EBITDA of at least $44.0 million.  The maximum bonus pool amount is realized if fiscal year 2008 adjusted EBITDA of $49 million is achieved.  If fiscal year 2008 adjusted EBITDA is between $44.0 and $49.0 million, then the bonus pool will be prorated, between 50% and 100% based on the fiscal year 2008 adjusted EBITDA achieved.  If the bonus pool is earned, then it will be distributed to executive officers, based on their respective base salaries, with a maximum paid out of 50% or 100% of their respective base salaries, dependent upon the executive’s position.  The bonus pool payout for fiscal year 2008 was 85.5% of target, which will be paid in the first quarter of fiscal year 2009.

Equity Awards

On June 12, 2006, the board of directors of Cellu Parent adopted the 2006 Stock Option and Restricted Stock Plan, or the Plan.  Under the Plan, the board of directors of Cellu Parent or its delegate (referred to as the plan administrator) may grant to participants, including named executive officers, stock option awards to purchase shares of common stock of Cellu Parent and/or awards of restricted shares of common stock of Cellu Parent.  A maximum of 8,095 shares of common stock of Cellu Parent may be delivered in satisfaction of awards under the Plan, determined net of shares of common stock withheld by Cellu Parent in payment of the exercise price of an award or in satisfaction of tax-withholding requirements.  Key employees and directors of, and consultants and advisors to, Cellu Parent or its affiliates who, in the opinion of the plan administrator, are in a position to make a significant contribution to the success of Cellu Parent and its affiliates are eligible to participate in the Plan.   Stock options are granted at the fair market value as determined by the plan administrator in accordance with the applicable regulations of the Code on the date of grant and have a 10-year term.  Generally, stock option grants vest ratably over four years from the date of grant.

401(k) and Other Benefits

401(k) Plan

We have a Savings Incentive and Profit-Sharing Plan qualified under Section 401(k) of the Code, which is available to all our employees who are 21 years of age or older with one or more years of service.  Employees may contribute up to 20% of their annual compensation (subject to certain statutory limitations) to the plan through voluntary salary deferred payments.  We match 100% of each employee’s contribution up to 2% of the employee’s salary and 70% of the employee’s remaining contribution up to 6% of the employee’s salary.  Eligible named executive officers participated in the 401(k) Plan in fiscal year 2008 and 2007 and received matching contributions from us under the 401(k) Plan as follows:

Named Executive	2008 Matching Contributions under the 401(K) Plan	2007 Matching Contributions under the 401(K) Plan
Russell C. Taylor	$10,812	$4,562
David J. Morris	$2,308	N/A
Dianne M. Scheu	$4,390	$4,100
Steven D. Ziessler	N/A	N/A
W. Edwin Litton	$8,630	$1,328

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

THE COMPENSATION COMMITTEE

R. Sean Honey
David L. Ferguson

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation earned for services rendered to us and our subsidiaries in fiscal year 2008 and fiscal year 2007 by each of our named executive officers.

Name and principal position (a)	Fiscal Year (b)	Salary (c)	Bonus (1) (d)	Stock Award (2) (e)	Option Awards (3) (f)	Non-Equity Incentive Plan Compensation (4) (g)	Change in Pension Value and Nonquali- fied Deferred Compen- sation Earnings (h)	All Other Compensation (i)		Total (j)
Russell C. Taylor, President and	2008	$475,000	$—	$403,009	$—	$406,125	$—	$10,812	(5)	$1,294,946
Chief Executive Officer	2007	$469,428	$425,000	$287,075	$—	$—	$—	$4,562	(5)	$1,186,065

David J. Morris, Senior Vice President, Finance, and Chief	2008	$144,231	$—	$611,170	$—	$60,738	$—	$2,308	(5)	$818,447
Financial Officer (6)	2007	$—	$—	$—	$—	$—	$—	$—		$—

Dianne M. Scheu, Senior Vice President, Finance, and Chief	2008	$97,308	$—	$41,002	$—	$81,938	$—	$4,390	(5)	$224,638
Financial Officer (7)	2007	$228,654	$230,000	$858,380	$—	$—	$—	$4,100	(5)	$1,321,134

Steven Ziessler, President, Tissue and Machine-Glazed & Chief	2008	$267,127	$—	$143,901	$—	$235,125	$—	$—		$646,153
Operating Officer	2007	$247,885	$250,000	$892,432	$—	$—	$—	$—		$1,390,317

W. Edwin Litton, General Counsel, Senior Vice President, Human Resources	2008	$172,000	$—	$—	$8,234	$73,530	$—	$8,630	(5)	$262,403
and Secretary	2007	$102,314	$—	$—	$3,139	$—	$—	$1,328	(5)	$106,781

(1)                                  Amounts for fiscal year 2007 represent one-time stay bonuses in fixed amounts pursuant to bonus agreements entered into with certain named executives in connection with the Merger.  See further discussion under “Bonus Agreements.”  Amounts for fiscal year 2008 represent incentive-based cash awards and are reported under column (g) of this Summary Compensation Table.

(2)                                  Reflects shares of restricted stock of (i) our parent granted under the Cellu Paper Holdings, Inc. 2001 Incentive Plan that fully vested at the effective date of the Merger and were repurchased by our parent in fiscal year 2007 (Mr. Ziessler–$478,816; and Ms. Scheu–$444,764); and (ii) Cellu Parent granted under the 2006 Stock Option and Restricted Stock Plan in fiscal year 2008 and fiscal year 2007, respectively,  (Mr. Taylor–$403,009 and $287,075; Mr. Morris - $97,188 and $0; Mr. Ziessler–$143,901 and $102,505; and Ms. Scheu–$41,002 and $102,505) and the gross-up amount paid related thereto in fiscal year 2007 (each of Mr. Ziessler and Ms. Scheu–$311, 111)  and in fiscal year 2008 (Mr. Morris-$513,982).  The amounts in column (e) represent the proportionate amount of the total fair value of restricted stock recognized by us as an expense in fiscal year 2008 and fiscal year 2007 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions.  The fair values of these awards and the amounts expensed in fiscal year 2007 and fiscal year 2008 were determined in accordance with FAS No. 123R.  The awards for which expense is shown in column (e) include the awards described in the Grants of Plan-Based Awards included elsewhere in this section.  The assumptions used in determining the grant date fair values of these awards are set forth in Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

(3)                               Reflects options granted under the 2006 Stock Option and Restricted Stock Plan to purchase shares of common stock of Cellu Parent upon exercise of such options. The amounts in column (f) represent the proportionate amount of the total fair value of options recognized by us as an expense in fiscal year 2007and fiscal year 2008 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions.  The fair values of these awards and the amounts expensed in fiscal year 2007and fiscal year 2008 were determined in accordance with FAS No. 123R.  The awards for which expense is shown in column (f) include the awards described in the Grants of Plan-Based Awards included elsewhere in this section.   The assumptions used in determining the grant date fair values of these awards are set forth in Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

(4)                               The amounts in column (g) represent the incentive-based cash awards earned in fiscal year 2008 and payable in the fiscal year ending February 28, 2009, which are further discussed under “Compensation Discussion and Analysis-Compensation Components for Fiscal Year 2008-Annual Bonus Compensation” and, which, for purposes of this Summary Compensation Table, have been characterized as “Non-Equity Incentive Plan Compensation” under this column (g) rather than “Bonus” under column (d).

(5)                               Reflects matching contributions to the 401(k) plan.

(6)                               Mr. Morris commenced employment with us as chief financial officer and senior vice president, finance on August 6, 2007.

(7)                               Ms. Scheu resigned as senior vice president, finance and chief financial officer on July 31, 2007.

Employment Agreements; Restricted Stock Award Agreements

We have entered into an employment agreement with Russell Taylor, dated June 12, 2006, pursuant to which Mr. Taylor will continue to serve as our chief executive officer and president.  The agreement is for a term of four years, commencing on June 12, 2006, and will automatically extend for successive terms of one year each, unless either Mr. Taylor or we provide notice to the other at least 60 days prior to the expiration of the original or any extension term that the agreement is not to be extended.  The agreement provides Mr. Taylor with an annual base salary of $475,000, a bonus opportunity of up to 100% of base salary and certain severance benefits under the following circumstances:

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

We have entered into an employment agreement with David Morris, dated August 6, 2007, pursuant to which Mr. Morris will continue to serve as our chief financial officer.  The agreement is for a term of four years, commencing on August 6, 2007, and will automatically extend for successive terms of one year each, unless either Mr. Morris or we provide notice to the other at least 60 days prior to the expiration of the original or any extension term that the agreement is not to be extended.  The agreement provides Mr. Morris with an annual base salary of $250,000, a bonus opportunity of up to 100% of base salary, and certain severance benefits under the following circumstances:

(A)          If Mr. Morris’ employment is terminated due to death or disability, he will be entitled to (i) any earned, but unpaid, base salary through the date of termination; (ii) any earned, but unpaid, annual bonus for any fiscal year prior to the fiscal year of his termination; (iii) a pro rata portion of his Target Bonus; (iv) a lump sum payment equal to the lesser of (A) 12 months of base salary or base salary for a period equal to the remainder of the term of the employment agreement; and (v) any reimbursed business expenses.

(B)           If Mr. Morris’ employment is termination by us without cause or by him with good reason, he will be entitled to (i) any earned, but unpaid, base salary through the date of termination; (ii) any earned, but unpaid, annual bonus for any fiscal year prior to the fiscal year of his termination; (iii) a pro rata portion of his Target Bonus; (iv) a lump sum payment equal to 24 months of base salary; (v) a lump sum equal to one times the Target Bonus; and (vi) any reimbursed business expenses.

(C)           If Mr. Morris’ employment is terminated by non-renewal of his employment agreement by us for any reason (other than for cause), he will be entitled to (i) any earned, but unpaid, base salary through the date of termination; (ii) any earned, but unpaid, annual bonus for any fiscal year prior to the fiscal year of his termination; (iii) a pro rata portion of his Target Bonus; (iv) a lump sum payment equal to 24 months of base salary; and (v) any reimbursed business expenses.

The agreement also provides that Mr. Morris will receive an award of Cellu Parent Shares, pursuant to the 2006 Stock Option and Restricted Stock Plan, and a Restricted Stock Award Agreement.  On August 6, 2007, Cellu Parent awarded Mr. Morris 700 Cellu Parent Shares.  The vesting and forfeiture terms applicable to Mr. Morris’ award are the same as those applicable to Mr. Taylor’s award as described above.  The foregoing description is qualified in its entirety by reference to the actual employment agreement executed with Mr. Morris.

We have entered into an employment agreement with Steven Ziessler, dated June 12, 2006, pursuant to which Mr. Ziessler will continue to serve as our chief operating officer.  The agreement is for a term of four years, commencing on June 12, 2006, and will automatically extend for successive terms of one year each, unless either Mr. Ziessler or we provide notice to the other at least 60 days prior to the expiration of the original or any extension term that the agreement is not to be extended.  The agreement provides Mr. Ziessler with an annual base salary of $250,000, a bonus opportunity of up to 100% of base salary, and certain severance benefits under the following circumstances:

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

In the case of termination for any of the above-referenced reasons, for each of the named executive officers (x) we shall continue the insurance coverage benefits for the period contemplated therein, and (y) subject to any employee contribution applicable to employees and their dependents, generally for the period following termination of 24 months (36 months in the case of a change in control for Mr. Taylor), or if earlier, until the date that the executive becomes eligible for coverage with a subsequent employer, we will continue to contribute to the premium cost of coverage for the executive and the executive’s dependents under our medical and dental plans provided that a timely election is made pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or COBRA, at the executive’s expense.  Each of the executives may also be entitled to receive a gross-up payment in certain circumstances if payments or benefits provided trigger an excise tax under Section 4999 of the Code, but only if the payments and benefits provided exceed 105% of the greatest amount that could be paid without triggering the excise tax.  If the payments and benefits provided do not exceed 105% of the greatest amount that could be paid without triggering the excise tax, then the payments and benefits will be reduced to the greatest amount that could be paid without triggering the excise tax.

2006 Stock Option and Restricted Stock Plan

The board of directors of Cellu Parent has adopted the 2006 Stock Option and Restricted Stock Plan.  The 2006 Stock Option and Restricted Stock Plan authorizes the award of incentive stock options, which are stock options that qualify for special federal income tax treatment.  The exercise price of any stock option granted under the 2006 Stock Option and Restricted Stock Plan may not be less than the fair market value of the common stock on the date of grant.  In general, each option granted under the 2006 Stock Option and Restricted Stock Plan vests annually in four equal installments and expires ten years from the date of grant, subject to earlier expiration in case of termination of employment.   The vesting period is subject to certain acceleration provisions if a change in control occurs.   The Plan also authorizes awards of restricted stock.  On June 12, 2006, in connection with the Merger, Cellu Parent entered into Restricted Stock Agreements with Messrs Taylor and Ziessler and Ms. Scheu, pursuant to which Cellu Parent granted 3,778 restricted shares of its common stock to Mr. Taylor and 1,349 restricted shares of its common stock to each of Mr. Ziessler and Ms. Scheu.  Effective July 31, 2007, Ms. Scheu resigned and forfeited three-fourths of her restricted stock grant.

On August 6, 2007, David Morris received a restricted stock grant of 700 shares.

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

Bonus Agreements

On March 27, 2006, we entered into bonus agreements with each of Russell Taylor, Dianne Scheu and Steven Ziessler.  Pursuant to the bonus agreements, each of the executive officers was entitled to receive a fixed amount one-time stay bonus as an incentive to continue employment with us up through and including the effective date of the Merger.  Pursuant to the bonus agreements, each of the executive officers was entitled to receive a lump sum cash payment equal to one year’s current base salary upon the execution of the applicable agreement.  The bonus payments, as reflected in Column (d) of the Summary Compensation Table, were $425,000 for Mr. Taylor, $230,000 for Ms. Scheu and $250,000 for Mr. Ziessler.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2008

Name (a)	Grant Date (b)		Estimated Potential/ Future Payouts Under Non- Equity Incentive Plan Awards Threshold ($) (c)	Estimated Potential/ Future Payouts Under Non- Equity Incentive Plan Awards Target ($)(d)	Estimated Potential/ Future Payouts Under Non- Equity Incentive Plan Awards Max ($)(e)	Threshold ($) (f)	Target ($)(g)	Max ($)(h)	All Other Stock Awards Number of Shares of Stock or Units (#)(i)		All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/SH) (k)	Grant Date Fair Value of Stock and Option Awards (1) (l)
Russell Taylor	—		—	—	—	—	—	—	—		—	—	—
		(2)	$237,500	$406,125	$475,000	—	—	—	—		—	—	—

David Morris	8/07		—	—	—	—	—	—	700	(3)	—	$979.25	$685,475
		(2)	$35,519	$60,738	$71,038	—	—	—	—		—	—	—

Steven. Ziessler	—		—	—	—	—	—	—	—		—	—	—
		(2)	$137,500	$235,125	$275,000	—	—	—	—		—	—	—

Edwin Litton	4/07		—	—	—	—	—	—	—		25	$704.25	$17,606
		(2)	$43,000	$73,530	$86,000	—	—	—	—		—	—	—

(1)                                  This column reflects the full grant date value of stock and option awards under FAS No. 123R granted to the named executive officers in fiscal year 2008.  We use the Black-Scholes option pricing model to estimate the fair value of options on the date of grant which requires certain estimates to be made by management including the expected forfeiture rate and expected term of the options.  The actual value, if any, that a named executive officer may realize upon exercise of stock options will depend on the excess of the stock price over the base value on the date of exercise, so there is no assurance that the value realized by a named executive officer will be at or near the value estimated by the Black-Scholes model.  The assumptions used in determining the grant date fair values of these stock and option awards are set forth in the notes to our consolidated financial statements included elsewhere in this Annual Report

(2)                                  The amounts reflected in columns (c), (d) and (e) represent the potential minimum and maximum payouts of the incentive-based cash wards granted in fiscal year 2008 to each of the named executive officers.  See footnote 4 to Summary Compensation Table for actual amounts earned in fiscal year 2008 and payable in fiscal year 2009.

(3)                                  On August 6, 2007, upon employment, Cellu Parent entered into a Restricted Stock Agreement with our chief financial officer, pursuant to which Cellu Parent granted 700 restricted shares of its to the named individual under the 2006 Stock Option and Restricted Stock Plan.    See further discussion under “Employment Agreements; Restricted Stock Agreements.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Unites or Other Rights That Have Not Vested ($)
Russell Taylor	—	—	—	—	—	2,833	1,208,813	—	—

David Morris	—	—	—	—	—	700	685,475	—	—

Steven. Ziessler	—	—	—	—	—	1,012	431,810	—	—

Edwin	—	25	—	$704.25	2017	—	—	—	—
Litton	—	50	—	$426.69	2016	—	—	—	—

OPTION EXERCISES AND STOCK VESTED

The following table includes certain information with respect to restricted stock awards and options that vested during the fiscal year 2008:

	Option Award		Stock Awards
	Shares Acquired on Exercise	Value Realized	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)	(#)	($) (1)
Russell C. Taylor	—	—	—	$403,222
David J. Morris	—	—	—	—
Steve D. Ziessler	—	—	—	$143,795
W. Edwin Litton	—	—	—	—

(1)                      Represents restricted shares of our parent’s common stock, which became vested during fiscal year 2008.  Restricted shares vested in four equal annual installments beginning on June 12, 2006.  The value realized when the restricted shared vested represents the valuation of our parent’s common stock of $426.69.

Potential Payments Upon Termination or Change in Control

The following tables summarize the value of the termination payments and benefits that Messrs. Taylor, Ziessler and Morris would receive if they had terminated employment on February 29, 2008 under the circumstances shown, pursuant to employment agreements and restricted stock agreements we have entered into with each of them.  For further description of the employment agreements and restrictive stock agreements governing these payments, see “Employment Agreements; Restricted Stock Award Agreements.”  The tables exclude (i) amounts accrued through February 29, 2008 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and earned annual bonus for fiscal year 2008 and reimbursed business expenses and (ii) vested account balances under our 401(k) Plan that is generally available to all of our employees.

Russell C. Taylor

Benefit	Retirement ($)		Death ($)		Disability ($)		Termination by Company without Cause or Executive with Good Reason ($)		Termination due to Non- Renewal by Company (Other Than for Cause) ($)		Termination Within Two Years Following or Three Months Prior to a Change in Control ($) (1)
Cash Severance	$—		$475,000	(2)	$475,000	(2)	$2,170,685	(3)	$950,000	(4)	$2,170,685	(5)
Acceleration of Restricted Stock	$—		$1,387,108	(6)	$1,387,108	(6)	$—		$2,774,215	(7)	$—
Health & Welfare Benefits	$—	(8)	$—	(8)	$—	(8)	$—	(8)	$—	(8)	$—	(8)
Total	$—		$1,862,108		$1,862,108		$2,170,685		$3,724,215		$2,170,685

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

(5)                                        Excluding accrued, but unpaid, base salary and annual bonus, executive is entitled to receive a (i) lump sum payment equal to the greater of (A) 36 months of base salary or (B) base salary for a period equal to the remainder of the term of the employment agreement; and (ii) lump sump equal to one times the Target Bonus.  Payments in respect of a change in control are in lieu of payments for termination by reason of death or disability or by the Company without cause or the Executive for good reason or non-renewal of the employment agreement.

(6)                                        Reflects the value of 50% of the restricted shares not yet vested which accelerates in connection with a termination due to death or disability, calculated in accordance with the fair market value of the common stock of Cellu Parent as of February 29, 2008.

(7)                                        Reflects the value of 100% of the restricted shares not yet vested which accelerates in connection with a termination due to non-renewal of the executive’s employment agreement (other than for cause), calculated in accordance with the fair market value of the common stock of Cellu Parent as of February 29, 2008.

(8)                                        Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the executive’s expense.

David J. Morris

Benefit	Retirement ($)		Death ($)		Disability ($)		Termination by Company without Cause or Executive with Good Reason ($)		Termination due to Non- Renewal by Company (Other Than for Cause) ($)		Termination Within Two Years Following or Three Months Prior to a Change in Control $(1)
Cash Severance	$—		$250,000	(2)	$250,000	(2)	$750,000	(3)	$500,000	(4)	$—	(5)
Acceleration of Restricted Stock	$—		$342,738	(6)	$342,738	(6)	$—		$685,475	(7)	$—
Health & Welfare Benefits	$—	(8)	$—	(8)	$—	(8)	$—	(8)	$—	(8)	$—	(8)
Total	$—		$592,738		$592,738		$750,000		$1,185,475		$—

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

(6)                                        Reflects the value of 50% of the restricted shares not yet vested which accelerates in connection with a termination due to death or disability, calculated in accordance with the fair market value of the common stock of Cellu Parent as of February 29, 2008.

(7)                                        Reflects the value of 100% of the restricted shares not yet vested which accelerates in connection with a termination due to non-renewal of the executive’s employment agreement (other than for cause), calculated in accordance with the fair market value of the common stock of Cellu Parent as of February 29, 2008.

(8)                                        Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the executive’s expense.

Steven D. Ziessler

Benefit	Retirement ($)		Death ($)		Disability ($)		Termination by Company without Cause or Executive with Good Reason ($)		Termination due to Non- Renewal by Company (Other Than for Cause) ($)		Termination Within Two Years Following or Three Months Prior to a Change in Control $ (1)
Cash Severance	$—		$275,000	(2)	$275,000	(2)	$825,000	(3)	$550,000	(4)	$—	(5)
Acceleration of Restricted Stock	$—		$495,501	(6)	$495,501	(6)	$—		$991,001	(7)	$—
Health & Welfare Benefits	$—	(8)	$—	(8)	$—	(8)	$—	(8)	$—	(8)	$—	(8)
Total	$—		$770,501		$770,501		$825,000		$1,541,001		$—

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

(6)                                        Reflects the value of 50% of the restricted shares not yet vested which accelerates in connection with a termination due to death or disability, calculated in accordance with the fair market value of the common stock of Cellu Parent as of February 29, 2008.

(7)                                        Reflects the value of 100% of the restricted shares not yet vested which accelerates in connection with a termination due to non-renewal of the executive’s employment agreement (other than for cause), calculated in accordance with the fair market value of the common stock of Cellu Parent as of February 29, 2008.

(8)                                        Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the executive’s expense.

W. Edwin Litton

Mr. Litton is not entitled to any payments in connection with any termination, including, without limitation, resignation, severance, retirement, death, disability, without cause or as a result of a change in control (nor is he entitled to any gross-up payments under Section 4999 of the Code), except that, in the event of a change in control, any unvested stock options held by Mr. Litton to purchase shares of common stock of Cellu Parent would be fully accelerated.  Accordingly, if Mr. Litton’s employment was terminated on February 29, 2008 due to a change in control, he would have received $27,628, representing the difference between the exercise price and the fair market value of 50 shares of common stock of Cellu Parent as of February 29, 2008.  Mr. Litton holds 25 other stock options for which the fair market value as of February 29, 2008 equaled the exercise price of his unvested options which would accelerate in connection with a change in control.  Notwithstanding the foregoing, Mr. Litton is entitled to (i) amounts accrued through the date of termination that would be paid in the normal course of continued employment, such as accrued but unpaid salary and earned annual bonus, (ii) vested account balances under our 401(k) Plan that is generally available to all of our employees and (iii) any post-employment benefits that are available to all of our salaried employees and do not discriminate in favor of Mr. Litton.  Furthermore, under the provisions of ERISA, he would be entitled to one year’s salary.

Compensation of Directors

Members of our board of directors (including Russell C. Taylor, our president and chief executive officer) do not receive director’s fees or other compensation for serving as directors.  All members of our board of directors are reimbursed for actual expenses incurred in connection with attendance at board meetings.  Compensation payable to Mr. Taylor as a named executive officer for fiscal year 2008 and fiscal year 2007 is reported in the Summary Compensation Table included elsewhere in this section.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFCIAL OWNERS AND MANAGEMENT

We are a wholly owned subsidiary of Cellu Paper Holdings, Inc (referred to herein as our parent) and a wholly owned indirect subsidiary of Cellu Parent Corporation (referred to herein as Cellu Parent).  As of the date of this report, our parent’s outstanding capital stock consisted of 11,127 shares of common stock, par value $0.01 per share, all of which was beneficially owned by Cellu Parent.  As of the date of this report, Cellu Parent’s outstanding capital stock consisted of 45,730 shares of Series A preferred stock and 6,164 shares of common stock, par value $0.01 per share. The following table sets forth information with respect to the beneficial ownership of Cellu Parent’s common stock as of May 2, 2008 by:

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

Name and address of beneficial owner	Number of Shares of Series A Preferred Stock		Percentage of Class	Number of Shares of Common Stock	Percentage of Class
Weston Presidio (1)	42,502		92.9%	—	—
Russell C. Taylor (2) (3)	2,559		5.6%	3,778	61.3%
David J. Morris (2) (3)	—		—	700	11.4%
Steven D. Ziessler (2)(3)	96		Less than 1%	1,349	21.9%
W. Edwin Litton (2)			—	—	—
R. Sean Honey (1)	42,502	(5)	92.9%	—	—
David L. Ferguson (1)	42,502	(5)	92.9%	—	—
Scott M. Bell (1)	—		—	—	—
All directors and executive officers as a group (7 persons)	45,157		98.7%	5,827	94.6%

(1)                                  The address for Weston Presidio and for each of Messrs. Honey, Ferguson and Bell is Pier 1 Bay 2, San Francisco, California 94111.

(2)                                  The address for each officer is c/o Cellu Tissue Holdings, Inc., 1855 Lockeway Drive, Alpharetta, Georgia 30004.

(3)                                  Common stock ownership represents restricted stock that vests ratably over 4 years.  As of February 29, 2008, 2,834, 700 and 1,012 for Messrs. Taylor, Morris and Ziessler, respectively, have not vested.

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

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (b)	REMAINING AVAILABLE NUMBER OF SECURITIES FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (c)
Equity compensation plans approved by security holders	1,125	$733.67	806
Equity compensation plans not approved by security holders	—	—	—
Total	1,125	$733.67	806

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered to us by Ernst & Young LLP as of or for the fiscal years ended February 29, 2008 and February 28, 2007 are set forth below.  The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of our annual financial statements and review of regulatory filings.  The aggregate fees included in each of the other categories are for fees billed in the fiscal years.

	February 29, 2008	February 28, 2007
Audit Fees	$527,000	$400,000
Audit-Related Fees	95,700	285,056
Tax Fees	418,935	162,794
Total Fees	$1,041,635	$847,850

Audit Fees:  Fees for audit services include fees associated with the annual audits and reviews of our quarterly reports on Form 10-Q and annual report on Form 10-K.

Audit- Related Fees:  Fees for audit-related services in fiscal year 2008 also relate to the acquisition related audit.  Fees for audit-related services in fiscal year 2007 relate to the merger transaction and acquisition related audit work.

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

4.1A

Indenture, dated as of March 12, 2004, by and among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

4.1B

First Supplemental Indenture, dated as of June 2, 2006, by and among the Company, the subsidiary guarantors, and the Bank of New York Trust Company, N.A., as successor trustee to the Bank of New York (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2006)

4.1C

Second Supplemental Indenture, dated March 21, 2007, by and among the Company, the subsidiary guarantors, and The Bank of New York Trust Company, N.A., as successor trustee to the Bank of New York (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A, filed with the SEC on March 27, 2007)

4.2	Form of 9 ¾% Senior Secured Exchange Note due 2010 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

4.3

Notation of Guarantee, Natural Dam, Neenah, Cellu Tissue LLC, Coastal, Interlake, Menominee, Van Paper and Van Timber as Guarantors (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

4.5

Registration Rights Agreement, dated as of March 12, 2004, by and among the Company and The Bank of New York (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

4.6

Indenture, dated March 1, 1998, between City of Ladysmith, Wisconsin and Norwest Bank Wisconsin, N.A. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K/A, filed with the SEC on March 21, 2007)

10.1

Financing Agreement, dated as of March 12, 2004, by and among the Company, Natural Dam, Neenah, Cellu Tissue LLC, Coastal, Interlake, Menominee, Van Paper and Van Timber, Cellu Paper Holdings, Inc., the Lenders party thereto and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

10.2

Purchase Agreement, dated as of March 5, 2004, by and among the Company and Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

10.3

Employment Agreement, dated June 12, 2006, between Russell Taylor and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 25, 2006)

10.4

Employment Agreement, dated June 12, 2006, between Dianne Scheu and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 25, 2006)

10.5

Employment Agreement, dated June 12, 2006, between Steven Ziessler and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 25, 2006)

10.6	Cellu Parent Corporation 2006 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2006)

10.7

Management Agreement, dated June 12, 2006, by and among Cellu Parent Corporation, Cellu Acquisition Corporation, the Company and Weston Presidio Service Company, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2006)

10.8

Financial Advisory and Management Services Agreement, dated as of September 30, 2002, between Cellu Tissue Holdings, Inc. and Charterhouse Group International, Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

10.9	Shareholders Agreement, dated as of June 12, 2006, among Cellu Parent Corporation and each of the Security Holders.

10.10	Cellu Paper Holdings 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-4 dated September 3, 2004 (No.333-118829))

10.11

Bonus Agreement, dated as of March 27, 2006, between Cellu Tissue Holdings, Inc. and Russell C. Taylor (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006)

10.12

Bonus Agreement, dated as of March 27, 2006, between Cellu Tissue Holdings, Inc. and Dianne M. Scheu (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006)

10.13

Bonus Agreement, dated as of March 27, 2006, between Cellu Tissue Holdings, Inc. and Steven Ziessler (incorporated by reference to Exhibit 10.10of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006)

10.14

Restricted Stock Agreement, dated as of March 27, 2006, between Cellu Paper Holdings, Inc. and Dianne M. Scheu (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006)

10.15

Restricted Stock Agreement, dated as of March 27, 2006, between Cellu Paper Holdings, Inc. and Steven Ziessler (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2006)

10.16	Cellu Tissue Holdings, Inc. Severance Pay Plan (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005)

10.17

Agreement and Plan of Merger by and among Cellu Parent Corporation, Cellu Acquisition Corporation and Cellu Paper Holdings, Inc. (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, filed with the SEC on May 9, 2006)

10.18

Credit Agreement, dated as of June 12, 2006, among Cellu Paper, the Company, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of the Company, as Canadian Borrower, the loan guarantors party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, JPMorgan Chase Bank, N.A. Toronto Branch, as Canadian Administrative Agent,, and the lenders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2006)

10.19

Merger Agreement among the Company, Cellu City Acquisition Corporation, Wayne Gullstad as the Shareholders’ Representative and CityForest Corporation, dated February 26, 2007 (incorporated by reference to Exhibit 10.1 of the Company Current Report on Form 8-K, filed with the SEC on March 1, 2007

10.20

Note Purchase Agreement, dated March 21, 2007, between the Company and Wingate Capital Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A, filed with the SEC on March 27, 2007)

10.21

First Amendment, dated March 21, 2007, to Credit Agreement dated June 12, 2006 (as amended by the Amendment, the “Amended Credit Agreement”) among the Company, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of the Company, as Canadian Borrower, certain subsidiaries of the Company, Cellu Paper Holdings, Inc. , the parent corporation of the Company, JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A, filed with the SEC on March 27, 2007)

10.22

Amended and Restated Reimbursement Agreement, dated March 21, 2007, between Cellu Tissue-CityForest LLC and Associated Bank, National Association (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K/A, filed with the SEC on March 27, 2007)

10.23

Loan Agreement, dated March 1, 1998, between CityForest Corporation and City of Ladysmith, Wisconsin (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K/A, filed with the SEC on March 27, 2007)

10.24

Guaranty, dated March 1, 1998, executed by the Company in favor of Associated Bank, National Association (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K/A, filed with the SEC on March 27, 2007)

10.25

Employment Agreement, dated August 6, 2007, between David Morris and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended August 30, 2007)

10.26*	Corporate Bonus Plan, dated June 21, 2007

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2005)

21.1*	List of subsidiaries of the Company

31.1*	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

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

May 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Russell C. Taylor	/s/ David J. Morris
Russell C. Taylor, President	Chief Financial Officer (Principal
(Principal Executive Officer),	Financial and Accounting Officer)
Director

/s/ Sean Honey	/s/ David Ferguson
Chairman and Director	Director

/s/ Scott Bell
Director

FORM 10-K

ITEM 15(a) (1) and (2)

CELLU TISSUE HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets-February 29, 2008 and February 28, 2007

Consolidated Statements of Operations-for the fiscal year ended February 29, 2008 (post-merger), for the periods from June 13, 2006 to February 28, 2007 (post-merger), from March 1, 2006 to June 12, 2006 (pre-merger) and for the fiscal year ended February 28, 2006 (pre-merger)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)-for the fiscal year ended February 29, 2008 (post-merger), for the periods from June 13, 2006 to February 28, 2007 (post-merger), from March 1, 2006 to June 12, 2006 (pre-merger) and for the fiscal year ended February 28, 2006 (pre-merger)

Consolidated Statements of Cash Flows-for the fiscal year ended February 29, 2008 (post-merger), for the periods from June 13, 2006 to February 28, 2007 (post-merger), from March 1, 2006 to June 12, 2006 (pre-merger) and for the fiscal year ended February 28, 2006 (pre-merger)

Notes to Consolidated Financial Statements

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Cellu Tissue Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cellu Tissue Holdings, Inc. and Subsidiaries (the “Company”) as of February 29, 2008 and February 28, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the fiscal year ended February 29, 2008 (post-merger), for the periods from June 13, 2006 to February 28, 2007 (post-merger), from March 1, 2006 to June 12, 2006 (pre-merger) and for the fiscal year ended February 28, 2006 (pre-merger). Our audits also include the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cellu Tissue Holdings, Inc. and Subsidiaries at February 29, 2008 and February 28, 2007, and the consolidated results of their operations and their cash flows for the fiscal year ended February 29, 2008 (post-merger),  for the periods from June 13, 2006 to February 28, 2007 (post-merger), from March 1, 2006 to June 12, 2006 (pre-merger) and for the  fiscal year ended February 28, 2006 (pre-merger) in conformity with U. S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the Consolidated Financial Statements, the Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” effective March 1, 2006.  As discussed in Note 7 to the Consolidated Financial Statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109”, effective March 1, 2007.

/s/ Ernst & Young
Hartford, Connecticut
May 7, 2008

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	February 29	February 28
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$883,388	$16,260,601
Receivables, net of allowance of $169,811 in 2008 and $408,314 in 2007	44,542,337	34,140,844
Inventories	33,996,439	28,715,495
Prepaid expenses and other current assets	3,745,989	3,697,328
Income tax receivable	177,281	329,861
Deferred income taxes	7,157,191	6,498,098
Total current assets	90,502,625	89,642,227

Property, plant and equipment, net	296,597,888	228,851,765
Goodwill	6,970,001	—
Trademarks	8,750,314	6,550,314
Reserved cash	1,243,956	—
Other assets	247,262	224,438
Total assets	$404,312,046	$325,268,744
Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$9,800,000	$—
Accounts payable	24,055,782	16,523,755
Accrued expenses	18,860,526	16,315,163
Accrued interest	8,253,915	7,226,753
Other current liabilities	15,000,000	—
Current portion of long-term debt	760,000	—
Total current liabilities	76,730,223	40,065,671

Long-term debt, less current portion	198,086,944	160,355,507
Deferred income taxes	62,008,004	50,677,332
Other liabilities	20,148,590	35,179,252
Stockholders’ equity:
Common stock, Class A, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding as of February 29, 2008 and February 28, 2007	1	1
Capital in excess of par value	47,035,214	46,259,101
Accumulated deficit	(2,199,615)	(6,192,366)
Accumulated other comprehensive income (loss)	2,502,685	(1,075,754)
Total stockholders’ equity	47,338,285	38,990,982
Total liabilities and stockholders’ equity	$404,312,046	$325,268,744

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	Fiscal Year Ended February 29, 2008	For the Period June 13, 2006- February 28, 2007	For the Period March 1, 2006- June 12, 2006	Fiscal Year Ended February 28, 2006
	(Post-Merger)		(Pre-Merger)
Net sales	$431,022,429	$241,236,592	$94,241,932	$328,832,864
Cost of goods sold	388,258,498	228,318,155	86,053,812	301,111,146
Gross profit	42,763,931	12,918,437	8,188,120	27,721,718
Selling, general and administrative expenses	18,661,904	7,207,057	4,661,285	12,872,052
Restructuring costs	—	240,218	—	1,050,363
Merger-related transaction costs	—	142,079	5,933,265	2,284,475
Terminated acquisition-related transaction costs	2,078,212	—	—	—
Stock and related compensation expense	550,804	3,328,834	—	—
Vesting of stock option/restricted stock grants	808,111	497,105	923,580	81,787
Impairment of property, plant and equipment	—	488,274	—	—
Income (loss) from operations	20,664,900	1,014,870	(3,330,010)	11,433,041
Interest expense, net	(19,870,029)	(11,468,975)	(4,896,355)	(17,076,757)
Foreign currency (loss) gain	(663,686)	359,236	(289,010)	(503,262)
Other income	132,623	14,527	27,049	2,492
Income (loss) before income tax benefit	263,808	(10,080,342)	(8,488,326)	(6,144,486)
Income tax benefit	(3,728,943)	(3,887,976)	(1,953,362)	(3,575,132)
Net income (loss)	$3,992,751	$(6,192,366)	$(6,534,964)	$(2,569,354)

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

	Class A Common Stock	Capital in Excess of Par Value	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficiency)
Balance, February 28, 2005	$1	$533,551	$(9,056,405)	$937,063	$(7,585,790)
Accelerated vesting-stock options		81,787			81,787
Net loss			(2,569,354)		(2,569,354)
Foreign currency translation				3,167,797	3,167,797
Comprehensive income					598,443
Balance, February 28, 2006	1	615,338	(11,625,759)	4,104,860	(6,905,560)
Net loss 3/1/06-6/12/06			(6,534,964)		(6,534,964)
Foreign currency translation				586,186	586,186
Comprehensive loss 3/1/06-6/12/06					(5,948,778)
Vesting-stock awards 3/1/06-6/12/06		52,658			52,658
Accelerated vesting-stock awards		870,922			870,922
Recapitalization-June 12, 2006		44,223,078	18,160,723	(4,691,046)	57,692,755
Balance, June 12, 2006, after recapitalization	1	45,761,996	—	—	45,761,997
Vesting-stock awards 6/13/06-2/28/07		497,105			497,105
Net loss 6/13/06-2/28/07			(6,192,366)		(6,192,366)
Foreign currency translation and derivative				(1,075,754)	(1,075,754)
Comprehensive loss 6/13/06-2/28/07					(7,268,120)
Balance, February 28, 2007	1	46,259,101	(6,192,366)	(1,075,754)	38,990,982
Vesting-stock awards		776,113			776,113
Net income			3,992,751		3,992,751
Foreign currency translation and derivative				3,578,439	3,578,439
Comprehensive income					7,571,190
Balance, February 29, 2008	$1	$47,035,214	$(2,199,615)	$2,502,685	$47,338,285

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year Ended February 29, 2008	For the Period June 13, 2006- February 28, 2007	For the Period March 1, 2006- June 12, 2006	Fiscal Year Ended February 28, 2006
	(Post-Merger)		(Pre-Merger)
Cash flows from operating activities
Net income (loss)	$3,992,751	$(6,192,366)	$(6,534,964)	$(2,569,354)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash inventory charge	—	909,264	—	—
Amortization of debt issuance costs	—	—	405,568	1,423,388
Depreciation	23,106,291	16,133,460	4,226,643	14,854,021
Deferred income taxes	(6,566,930)	(6,651,089)	(396,024)	(2,955,381)
Accretion of debt discount	616,437	380,560	85,471	299,970
Stock-based compensation	808,111	497,105	923,580	81,787
Impairment of fixed assets	—	488,274	—	—
Gain on disposal of equipment	—	—	—	(9,005)
Changes in operating assets and liabilities:
Receivables	(4,829,995)	2,908,202	(1,994,674)	732,294
Inventories	(3,735,511)	1,413,120	(2,208,757)	(3,318,880)
Prepaid expenses and other current assets	1,124,858	1,696,689	(683,329)	427,048
Other assets	552,555	(48,517)	(5,328)	(11,470)
Income tax receivable	137,153	—	—	(362,122)
Accounts payable, accrued expenses, accrued interest and other liabilities	4,026,808	(1,395,251)	(358,006)	7,470
Total adjustments	15,239,777	16,331,817	(4,856)	11,169,120
Net cash provided by (used in) operating activities	19,232,528	10,139,451	(6,539,820)	8,599,766

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Fiscal Year Ended February 29, 2008	For the Period June 13, 2006- February 28, 2007	For the Period March 1, 2006- June 12, 2006	Fiscal Year Ended February 28, 2006
	(Post-Merger)		(Pre-Merger)
Cash flows from investing activities
Equity investment by Weston Presidio/Other Stockholders	(32,000)	45,761,997	—	—
Cash paid for acquisition, net of cash received	(43,663,270)	—	—	—
Capital expenditures	(20,477,426)	(7,677,141)	(1,937,610)	(13,050,166)
Net cash (used in) provided by investing activities	(64,172,696)	38,084,856	(1,937,610)	(13,050,166)
Cash flows from financing activities
Merger consideration paid to former shareholders	—	(45,761,997)	—	—
Payments of long-term debt	(575,000)	—	(290,000)	(280,000)
Borrowings on revolving credit facility, net	9,800,000	—	—	—
Proceeds from note offering	20,000,000	—	—	—
Debt refinancing costs	—	—	—	(1,653)
Net cash provided by (used in) financing activities	29,225,000	(45,761,997)	(290,000)	(281,653)
Effect of foreign currency	337,955	(620,553)	362,212	597,086
Net (decrease) increase in cash and cash equivalents	(15,377,213)	1,841,757	(8,405,218)	(4,134,967)
Cash and cash equivalents at beginning of period	16,260,601	14,418,844	22,824,062	26,959,029
Cash and cash equivalents at end of period	$883,388	$16,260,601	$14,418,844	$22,824,062
Supplemental disclosure of cash flow information
Cash paid during the year for Interest	$18,397,690	$8,000,787	$8,000,000	$16,128,129
Cash paid during the year for Income taxes	$2,828,444	$248,476	$20,804	$266,366

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

February 29, 2008

1. Organization and Nature of Operations

The consolidated financial statements include the accounts of Cellu Tissue Holdings, Inc. (the “Company”) and its wholly owned subsidiaries. The Company, a wholly owned subsidiary of Cellu Paper Holdings, Inc. (the “Parent”), operates facilities in the United States and Canada. The Company manufactures specialty tissue paper for use in personal care products such as baby and adult diapers, incontinent products, surgical waddings and sanitary napkins and for use in fast food wrapping, gift wrapping and food service products. The Parent conducts no operating activities.

On June 12, 2006, the Parent consummated an Agreement and Plan of Merger with Cellu Parent Corporation (“Cellu Parent”), a corporation organized and controlled by Weston Presidio V, L.P. (“Weston Presidio”), and Cellu Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of Cellu Parent and a newly formed corporation indirectly controlled by Weston Presidio.  Pursuant to the agreement, on June 12, 2006, Merger Sub was merged with and into Parent, with the Parent surviving (the “Merger”).  Accordingly, the operating results and cash flows for the prior year are presented in the accompanying financial statements on a pre-merger (period from March 1, 2006 to June 12, 2006) and post-merger (period from June 13, 2006 to February 28, 2007) basis.   The current year operating results and cash flows are post-merger.

The Company accounted for the Merger as a purchase in accordance with the provisions of Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, which resulted in a new valuation for the assets and liabilities of the Company based upon fair values as of the date of the Merger.  As allowed under SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances (“Push Down Accounting”), the Company has reflected all applicable purchase accounting adjustments in the Company’s consolidated financial statements for all periods subsequent to the Merger date.  Push Down Accounting requires the Company to establish a new basis for its assets and liabilities based on the amount paid for its equity at the close of business on June 12, 2006.  Accordingly, Cellu Parent’s ownership basis is reflected in the Company’s consolidated financial statements beginning upon completion of the Merger.  In order to apply Push Down Accounting, Cellu Parent’s purchase price of $207.8 million, including assumption of $162.0 million in aggregate principal amount of the Company’s outstanding 9.75% senior secured notes (the “Original Notes”), was allocated to the assets and liabilities based on their relative fair values.  The total consideration is subject to adjustment for up to an additional $35.0 million in contingent earnout consideration based upon the achievement of certain financial targets.  If any portion of the earned contingent payments is unable to be made, then Weston Presidio has agreed to provide the necessary funds to former holders of the Parent’s capital stock,

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Organization and Nature of Operations (continued)

options and warrants through an equity investment in the Parent or otherwise.  In accordance with SFAS 141, the $35.0 million has been recognized as a liability, of which $15.0 million will be paid in fiscal year 2009 and is recorded in other current liabilities as of February 29, 2008.  The remaining $20.0 million is recorded in other liabilities as of February 29, 2008.

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

In conjunction with the valuation of the Company’s property, plant and equipment, the lives over which the assets are depreciated were re-evaluated and the resulting estimated useful lives of the principal classifications of depreciable assets are as follows:

Life in Years
Buildings and improvements	20-30
Machinery and equipment	15-30
Furniture and fixtures	10
Land improvements	5
Computer software	5

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

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

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Maintenance and Repairs

Maintenance and repair expenses that do not qualify to be capitalized are expensed as incurred.

Property, Plant and Equipment

Property, plant and equipment acquired in connection with the Merger and the CityForest Acquisition are valued at fair value.  All other property, plant and equipment acquired is stated at cost. Depreciation of equipment and amortization of leasehold improvements are computed using the straight-line method over the estimated useful lives of the related assets or the life of the lease term, whichever is shorter. The estimated useful lives of the principal classifications of depreciable assets are as follows:

Life in Years

Buildings and improvements	20-30
Machinery and equipment	15-30
Furniture and fixtures	10
Land improvements	5
Computer software	5

Asset Impairment

The Company evaluates the appropriateness of the carrying amounts of its long-lived assets at least annually, or whenever indicators of impairment are deemed to exist. In the fourth quarter fiscal year 2007, the Company shut down its machine-glazed paper machine at its Interlake facility permanently (see Note 13) and, accordingly, recorded an impairment charge of  $488,274, which is reflected as a separate line item in the Company’s statements of operations for fiscal year 2007.  The Company believes that, as of February 29, 2008, there are no significant impairments of the carrying amounts of such assets and no reduction in their estimated useful life is warranted.

Goodwill and Trademarks

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Goodwill is not amortized, but tested for impairment annually at year-end, and at any time when events suggest impairment may have occurred.  The Company’s goodwill impairment test is performed by comparing the net present value of projected cash flows to the carrying value of goodwill.  The Company incorporates assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows.  In the event the carrying value of a reporting unit exceeds its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Goodwill as of February 29, 2008 of $7.0 million was recorded in connection with an acquisition in the current year (see Footnote 3).  No goodwill impairment has been noted subsequent to the acquisition through the current date.

Trademarks are not amortized but tested for impairment annually at the end of our second quarter and at any time when events suggest impairment may have occurred.  Our impairment test is performed by comparing the net present value of projected cash flows to the carrying value of the trademarks.  We incorporate assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows.  In the event the carrying value of a reporting unit exceeds our fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s trademarks exceeds their implied fair value.  No trademark impairments were recorded during fiscal year 2008 or the period from June 13, 2006 to February 28, 2007 (post-merger).

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share-Based Payment, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using the fair-value-based method and the recording of such expense in the Company’s consolidated statement of operations.  The Company adopted the provisions of SFAS 123R using the prospective method effective March 1, 2006.  As such, there was no accounting effect on any awards outstanding at the date of adoption.  Upon adoption of SFAS 123R, the Company had only one share-based payment arrangement, the Cellu Paper Holdings, Inc. 2001 Stock Incentive Plan (the “Old Plan”), under which the Parent granted stock options to certain members of the Company’s management.  In accordance with the Old Plan, each option outstanding at the time of a change in control immediately vested and became exercisable.  Furthermore, in accordance with the terms of the Merger, all outstanding options were cancelled and automatically converted into the right to receive the per share merger consideration for any in-the-money options.

On June 12, 2006, the Board of Directors of Cellu Parent adopted the 2006 Stock Option and Restricted Stock Plan (the “Plan”).  Under the Plan, the Plan Administrator may make awards of options to purchase shares of common stock of Cellu Parent and/or awards of restricted shares of common stock of Cellu Parent.  A maximum of 8,095 shares of common stock of Cellu Parent may be delivered in satisfaction of awards under the Plan, determined net of shares of common stock withheld by Cellu Parent in payment of the exercise price of an award or in satisfaction of tax withholding requirements.  Key employees and directors of, and consultants and advisors to, Cellu Parent or its affiliates who, in the opinion of the Plan Administrator, are in a position to make a significant contribution to the success of Cellu Parent and its affiliates are eligible to

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

participate in the Plan.   Stock options are granted at the fair market value of the Cellu Parent’s stock on the date of grant and have a 10-year term.  Generally, stock option grants vest ratably over four years from the date of grant.  The following describes how certain assumptions affecting the estimated fair value of stock options are determined.  The dividend yield is zero; the volatility is based on historical market value of the Company’s stock; and the risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option.  The Company uses historical data in order to estimate exercise, termination and holding period behavior for valuation purposes.  A summary of the option activity as of February 29, 2008 and for the fiscal year then ended is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, beginning of year	575	$426.69	9.5 Years
Forfeited	(100)	$426.69	9.5 Years
Granted	650	$979.25	9.1 Years
Outstanding, end of year	1,125	$733.67	8.9 Years
Exercisable, end of year	125	$426.69	8.5 Years

The fair value of the stock option grant was estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average assumptions used to value the grants were: no dividend yield; 57% volatility; 4.9% risk-free interest rate; and 10-year expected life.  The weighted average fair value of stock options granted was $478.82 per share and the unrecognized total compensation cost as of February 29, 2008 related to non-vested awards was $402,564.

On August 6, 2007, Cellu Parent entered into a Restricted Stock Agreement with the Company’s newly appointed Chief Financial Officer, pursuant to which Cellu Parent granted 700 restricted shares of its common stock to the named individual pursuant to the Plan.  The shares will vest and cease to be restricted in four equal annual installments commencing on August 6, 2007, as long as the named individual is continuously employed by the Company until such vesting date with respect to his shares.  Any restricted stock outstanding at the time of a Covered Transaction (as defined in the Plan) shall become vested and cease to be restricted stock at the time of a change in control.  Additionally, the Parent has agreed to pay an amount to the named individual equal to an amount that would be included in such individual’s gross income and payable as income tax as a result of making a Section 83(b) election under the Internal Revenue Code of 1986, as amended (the “Code”).  The named individual has made a timely Section 83(b) election.  In connection with this election, the Company has recorded compensation expense of $501,853 in the third quarter fiscal year 2008.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

On June 12, 2006, Cellu Parent entered into Restricted Stock Agreements with the Company’s Chief Executive Officer, Chief Operating Officer and the then Chief Financial Officer, pursuant to which Cellu Parent granted 3,778 restricted shares of its common stock to its Chief Executive Officer and 1,349 restricted shares of its common stock to each of the other two named individuals pursuant to the Plan.  The shares will vest and cease to be restricted in four equal annual installments commencing on June 12, 2007, as long as the named individual, as the case may be, is continuously employed by the Company until each such vesting date with respect to his or her shares.  Any restricted stock outstanding at the time of a Covered Transaction shall become vested and cease to be restricted stock at the time of a change in control.  Additionally, the Parent has agreed to pay an additional amount to each of the named individuals equal to an amount that would be included in such individual’s gross income and payable as income tax as a result of making a Section 83(b) election under the Code.  All named individuals have made a timely Section 83(b) election.

Effective July 31, 2007, the then Chief Financial Officer resigned and forfeited three-fourths of the individual’s restricted stock grant and, accordingly, the Company only recorded compensation expense associated with this individual’s grant through June 12, 2007, as all other shares were forfeited and no compensation expense was required to be recognized for forfeited shares.

For fiscal year 2008 and for the period from June 13, 2006 to February 28, 2007, the Company has recorded $685,100 and $489,661, respectively, of compensation expense related to the vesting of the above grants in accordance with SFAS 123R.  Immediately prior to consummation of the Merger, there were 341.3 restricted shares of Parent’s common stock.  In accordance with the terms of the Old Plan, the restricted stock immediately vested.  Accordingly, for the period from March 1, 2006 to June 12, 2006, the Company recorded $923,580 of compensation expense related to the vesting of the above restricted stock in accordance with SFAS 123R.

Derivatives and Hedging

The Company uses derivative financial instruments to offset a substantial portion of its exposure to market risk arising from changes in the price of natural gas.  Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as hedges of specific quantities of natural gas expected to be purchased in future months.    These contracts are held for purposes other than trading and are designated as cash flow hedges.  The Company

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

measures hedge effectiveness by formally assessing, at least quarterly, the correlation of the expected future cash flows of the hedged item and the derivative hedging instrument.  The ineffective portions of the hedges, which are not material for any period presented, are immediately recognized in earnings.  The fair value of these cash flow hedging instruments was an asset of $.2 million and less than $.1 million as of February 29, 2008 and February 28, 2007, respectively.  During the next 12 months, the entire $.2 million will be reclassified to earnings consistent with the timing of the underlying hedged transaction.  The accumulated derivative gain as of February 29, 2008 and February 28, 2007 was $.2 million and less than $.1 million, respectively.

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

Included in foreign currency translation adjustments for fiscal year 2006 is a one-time adjustment of $2.6 million to correct the cumulative effect of improperly translating the value of property, plant and equipment.  The translation of these assets from Canadian dollars to U.S. dollars had been occurring at historical rates, as opposed to actual month-end rates, as required under SFAS 52, “Foreign Currency Translation.”

Concentrations

For fiscal year 2008, one customer comprised 13.4% of sales.   For the period from June 13, 2006 to February 28, 2007, no customer comprised more than 10% of sales.  For the period March 1, 2006 to June 12, 2006 and fiscal year 2006, one customer comprised 10.3% and 12.3%, respectively, of sales. These sales were in the Company’s tissue segment for fiscal year 2008, the period from March 1, 2006 to June 12, 2006 and for fiscal year 2006.

Labor Concentration

At February 29, 2008, approximately 66% of the Company’s active full-time employees were represented by either the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union (the “USW”) or Independent Paper Workers of Canada through various collective bargaining agreements that expire between June 2008 and June 2012.   In July 2005, the USW was elected to represent 76 hourly employees at

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

the Company’s Mississippi facility and was certified by the National Labor Relations Board as the exclusive collective bargaining representative of such employees.  On June 29, 2007, a collective bargaining agreement with USW was ratified.

Shipping and Handling Costs

The Company classifies third-party inbound shipping and handling costs as a component of cost of goods sold.  The Company classifies outbound shipping and handling costs as a reduction of sales.  The outbound costs were $12,058,701, $6,175,268, $2,501,880 and $8,530,418 for fiscal year 2008, for the periods from June 13, 2006 to February 28, 2007, from March 1, 2006 to June 12, 2006 and for fiscal year 2006, respectively.

Considerations Paid to Resellers

The Company recognizes consideration paid to a reseller of its products as a reduction of the selling price of its products sold and, therefore, reduces net sales in the Company’s statement of operations.

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

Financial Instruments

The Company estimates the fair value of financial instruments for financial statement disclosure.  For these purposes, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value.  The carrying amount of the Company’s borrowings under its revolving line of credit approximates its fair value.  The Company’s long-term debt has been recorded at its fair value.

Reclassifications

Certain prior year amounts have been reclassified to conform to the fiscal year 2008 presentation.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

New Accounting Standards

In September 2006, the FASB issued FAS No. 157,”Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities; Including an Amendment of FASB Statement No. 115” (“SFAS 159”)  SFAS 159 provides an option to measure eligible items at fair value at specified dates.  Unrealized gains and losses on the eligible items for which the fair value option has been elected should be reported in earnings.  SFAS 159 is effective for the Company’s fiscal year ending February 28, 2009.  The Company expects that the adoption of SFAS 159 will not have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being measured and recorded at the excess value over the net identifiable assets acquired.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements.  SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company is currently assessing the impact that SFAS 141R and SFAS 160 will have on its results of operations and financial position.

3. Acquisitions

On March 21, 2007, the Company executed a definitive merger agreement (the “Acquisition Agreement”) with CityForest Corporation (“CityForest”), Cellu City Acquisition Corporation (“Cellu City Merger Sub”) and Wayne Gullstad as the shareholders’ representative.  Pursuant to the Acquisition Agreement, and subject to the terms and conditions therein, Cellu City Merger Sub, a wholly owned subsidiary of the Company, merged with and into CityForest, with CityForest surviving and becoming a wholly owned subsidiary of the Company (the “CityForest Acquisition”).  The aggregate merger consideration (including assumption of $18.4 million in

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

 3.  Acquisition (continued)

aggregate principal amount of industrial revenue bonds) was approximately $61.0 million subject to certain working capital and net cash adjustments.  Total cash paid for the acquisition of $46.8 million (purchase price of $61.0 million less assumed indebtedness of $18.4 million plus restricted cash and other miscellaneous adjustments of $1.6 million and acquisition costs of $2.6 million) was financed in part by issuance of unregistered 9 3/4% Senior Secured Notes due 2010 (the “Additional Notes”) of approximately $20.0 million, borrowings on a revolving line of credit ($17.4 million) and available cash on hand.

The CityForest Acquisition has been accounted for as a purchase in accordance with the provisions of SFAS 141 and, accordingly, the consolidated statements of operations includes the results of CityForest for fiscal year 2008 from the date of acquisition.  Purchase price allocations are subject to refinement until all pertinent information is obtained.  The Company has allocated the excess of purchase price over the net assets acquired in the acquisition based on its estimates of the fair value of assets and liabilities as follows:

Excess purchase price allocated to:
Property, plant and equipment	$32,854,514
Trademarks	2,200,000
Goodwill	6,970,001
Long-term debt	(1,724,684)
Deferred income taxes	(17,238,509)
Total	$23,061,322

The results of CityForest’s operations from the date of acquisition (March 21, 2007) are included in the Company’s tissue segment.  Unaudited pro forma results of operations for fiscal year 2008, for the period June 13, 2006-November 23, 2006 and for the period March 1, 2006-June 12, 2006, as if the Company and CityForest had been combined as of March 1, 2006, are presented below.  The pro forma results include estimates and assumptions, which the Company’s management believes are reasonable.  However, the pro forma results do not include any cost savings or other effects of the planned integration of CityForest and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3.   Acquisition (continued)

	Year Ended February 29, 2008 (1)		June 13, 2006- February 28, 2007 (2)		March 1, 2006- June 12, 2006 (2)
	As Filed	Pro Forma	As Filed	Pro Forma	As Filed	Pro Forma
		(Unaudited)		(Unaudited)		(Unaudited)
	(in thousands)		(in thousands)		(in thousands)

Net sales	$431,022	$433,733	$241,237	$275,319	$94,242	$107,823

Operating income (loss)	$20,665	$21,251	$1,015	$9,620	$(3,330)	$99

Net income (loss)	$3,993	$4,553	$(6,192)	$(562)	$(6,535)	$(4,292)

(1) Pro forma operating results include the operating results for CityForest for fiscal year 2008.  The “as filed” operating results include the operating results for CityForest for the period from the acquisition date (March 21, 2007) to February 29, 2008.

(2)  Pro forma operating results include the operating results for CityForest for the year ended December 31, 2006, prorated between the two reporting periods presented for the Company, as CityForest was previously a calendar year-end company.

4. Inventories

Components of inventories are as follows:

	February 29	February 28
	2008	2007

Finished goods	$17,961,802	$18,896,790
Raw materials	7,073,131	2,742,025
Packaging materials and supplies	9,082,592	7,210,268
	34,117,525	28,849,083

Reserve for obsolescence	(121,086)	(133,588)
	$33,996,439	$28,715,495

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	February 29, 2008	February 28, 2007
Land and improvements	$3,717,906	$4,129,581
Buildings and improvements	34,499,830	22,464,389
Machinery and equipment	288,166,437	212,598,587
Furniture and fixtures	91,723	37,610
Computer hardware and software	4,420,076	2,892,082
Construction-in-progress	5,620,003	2,862,976
	336,515,975	244,985,225
Less accumulated depreciation	(39,918,087)	(16,133,460)
	$296,597,888	$228,851,765

6. Long-Term Debt

Long-term debt consists of the following:

	February 29, 2008	February 28, 2007
Senior secured 9 ¾% notes due 2010	$182,255,572	$162,000,000
Less discount	(1,283,628)	(1,644,493)
	180,971,944	160,355,507
Industrial revenue bond payable, in annual installments, plus interest ranging from 1.38% to 4.15%, due in 2028	17,875,000	—
	198,846,944	160,355,507

Less current portion of debt	760,000	—
	$198,086,944	$160,355,507

The maturities of long-term debt for the next five years follow:  2009-$760,000; 2010-$183,015,572; 2011-$760,000; 2012-$760,000; 2013 and thereafter-$14,835,000.

In March 2004, the Company completed a private offering of $162.0 million aggregate principal amount of 9¾% senior secured notes due 2010 (the “Original Notes” and together with the Additional Notes, the “Notes”).  In connection with the CityForest Acquisition (see Note 3), the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Wingate Capital Ltd. (“Wingate”), dated March 21, 2007, pursuant to which it issued and sold

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Long-Term Debt (continued)

$20.3 million aggregate principal amount of the Additional Notes to Wingate for the purchase price of approximately $20.0 million, which is equal to 98.7383% of the aggregate principal amount of the Additional Notes.  The Notes (including the Original Notes and the Additional Notes) were issued pursuant to and will be governed by the Indenture, dated as of March 12, 2004 (as amended and supplemented, the “Cellu Tissue Indenture”) among the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as successor trustee to the Bank of New York (the “Trustee”).

The Notes mature on March 15, 2010 and require semi-annual interest payments on March 15 and September 15.  The Notes are collateralized by a senior secured interest in substantially all of the Company’s assets.  Terms of the Indenture under which the Notes have been issued contain certain covenants, including limitations on certain restricted payments and the incurrence of additional indebtedness.  The Notes are unconditionally guaranteed by all of the Company’s subsidiaries.

In connection with the Merger (see Note 1), the Company solicited consents with respect to the Original Notes.   Consents were received with respect to 100% of the aggregate outstanding principal amount of the Original Notes. The Company accepted all of the consents delivered in the consent solicitation and paid to the consenting noteholders a consent fee of $40 per $1,000 principal amount of Original Notes for which they delivered consents.  These payments were made in the Company’s second quarter of fiscal year 2007.  These payments, along with other transaction costs totaling $5.9 million, are reflected as merger-related transaction costs on the statement of operations for the prior year.  The Company had previously incurred $.1 million in the first quarter of fiscal year 2007.   As a result of the acceptance by the Company of the consents delivered by noteholders and the completion of the consent solicitation, the amendments to the Cellu Tissue Indenture described in the Consent Solicitation Statement dated May 9, 2006 and related Supplement dated May 24, 2006 became operative and the Company was not required to make a change of control offer to purchase any Notes in connection with the Merger.

The Company entered into a Credit Agreement, dated as of June 12, 2006 (the “Credit Agreement”), among the Company, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of the Company, as Canadian Borrower, the Parent, the other loan guarantors party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and the other lenders party thereto.  The Credit Agreement provides for a $35.0 million working capital facility, which was subsequently increased to $40.0 million (see discussion following), including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. An amount equal to $32.0 million, which was subsequently increased to $37.0 million (see discussion following), is available, in U.S. dollars, to the U.S. Borrower under the facility, and an amount equal

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Long-Term Debt (continued)

to $3.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility.  Borrowings of $17.4 million were made to finance a portion of the CityForest Acquisition.  As of February 29, 2008, $9.8 million of borrowings remained outstanding under the working capital facility and excess availability was $27.0 million.  In addition to the Note Purchase Agreement, the following agreements were entered into in connection with the CityForest Acquisition:

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

The Amendment (1) increases the working capital facility from $35.0 million to $40.0 million, (2) permits the issuance and sale by the Company of the Additional Notes, (3) provides for the consummation of the CityForest Acquisition and the conversion by CityForest from a Minnesota corporation to a Minnesota limited liability company, (4) permits the assumption of approximately $18.4 million in aggregate principal amount of indebtedness of CityForest in connection with the CityForest Acquisition in accordance with the terms of the CityForest Bond Documents (as defined below under “CityForest Bond Documents”) and (5) permits the guarantee by Cellu Tissue of certain obligations of CityForest under the CityForest Bond Documents.  In connection with the Amendment, CityForest became a guarantor of the obligations of the borrowers under the Amended Credit Agreement.

CityForest Bond Documents

CityForest is party to a Loan Agreement, dated March 1, 1998 (the “Loan Agreement”), with the City of Ladysmith, Wisconsin (the “Issuer”).  Pursuant to the Loan Agreement,

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Long-Term Debt (continued)

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

The Reimbursement Agreement requires scheduled semi-annual payments of principal of the Bonds equal to approximately 2.00% of the principal amount outstanding as of the date of the CityForest Acquisition, with the balance payable at maturity of the Bonds on March 1, 2028. The

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Long-Term Debt (continued)

Reimbursement Agreement also contains a number of other provisions regarding reserve funds and other mandatory and optional repayments in connection with the Bonds.  In connection therewith, the Company has $1.2 million of reserved cash as of February 29, 2008, which is separately stated on the balance sheet.  In addition, the Reimbursement Agreement provides that in certain circumstances where the Company incurs indebtedness, as defined, in excess of amounts currently permitted under the CityForest Indenture or refinances the indebtedness issued under the Indenture, Associated Bank may require CityForest to repay all of its obligations to Associated Bank under the Reimbursement Agreement and either to cause the Bonds to be redeemed or to replace the Associated Bank Letter of Credit with a Substitute Credit Facility, as such term is defined in the CityForest Indenture.

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

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Income Taxes

The components of pretax income (loss) consist of the following:

	Year Ended February 29, 2008	For the Period June 12, 2006- February 28, 2007	For the Period March 1, 2006- June 12, 2006	Year Ended February 28, 2006
	(Post-Merger)		(Pre-Merger)
United States	$(2,279,249)	$(12,100,807)	$(8,390,310)	$(6,349,474)
Foreign	2,543,057	2,020,465	(98,016)	204,988
Total pretax income (loss)	$263,808	$(10,080,342)	$(8,488,326)	$(6,144,486)

The provision for income taxes (benefit) consisted of the following:

	Year Ended February 29, 2008	For the Period June 13, 2006- February 28, 2007	For the Period March 1, 2006- June 12, 2006	Year Ended February 28, 2006
	(Post-Merger)		(Pre-Merger)
Current:
Federal	$1,536,448	$1,398,110	$(1,509,493)	$(1,029,216)
State	49,000	27,750	9,250	177,000
Foreign	1,282,657	1,337,253	(57,095)	232,465
	2,868,105	2,763,113	(1,557,338)	(619,751)
Deferred:
Federal	(2,786,114)	(5,645,456)	(404,831)	(2,569,061)
State	(2,053,590)	(362,209)	(14,288)	(387,963)
Foreign	(1,757,344)	(643,424)	23,095	36,459
	(6,597,048)	(6,651,089)	(396,024)	(2,920,565)
Valuation allowance	—	—	—	(34,816)
	$(3,728,943)	$(3,887,976)	$(1,953,362)	$(3,575,132)

The foreign portion of the provision for income taxes is a result of operations at one of the Company’s subsidiaries, Interlake Acquisition Corporation Limited, in Canada.  The Company provides tax on foreign earnings that are remitted or deemed to be remitted.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Income Taxes (continued)

The reconciliation of income tax benefit on income (loss) at the U.S. federal statutory tax rates to the effective income tax rates is as follows:

	Year Ended February 29, 2008	For the Period June 12, 2006- February 28,2007	For the Period March 1, 2006- June 12, 2006	Year Ended February 28, 2006
	(Post-Merger)		(Pre-Merger)
Tax at U.S. statutory rate	$(774,945)	$(4,114,274)	$(2,852,705)	$(2,089,125)
Tax at foreign statutory rate	867,691	707,163	(34,306)
State taxes, net of federal benefit	(521,065)	(377,954)	24,994	(210,963)
Foreign non-deductible expense	1,024	525	175	680
U.S. non-deductible items	(148,240)	2,060	908,480	38,643
Change in valuation allowance	—	—	—	(34,816)
Provision to return changes	(867,460)	—	—	(1,215,247)
Canadian withholding tax		—	—	136,917
AMT credit	(290,979)	—	—	—
FIN 48 Provision	845,668	—	—	—
State deferred rate change	(1,500,184)	—	—	—
Canadian deferred rate change	(1,383,386)
Other	42,933	(105,496)	—	(201,221)
Income tax benefit	$(3,728,943)	$(3,887,976)	$(1,953,362)	$(3,575,132)

Included in the income tax benefit for fiscal year 2008 is $1.4 million and $1.5 million, respectively, of benefit associated with future changes in Canadian tax rates due to legislative changes and changes in the Company’s effective state tax rates which are expected to be realized in the future.

The reduction in the valuation allowance during fiscal year 2006 relates to the utilization of Canadian NOLs, as the subsidiary was profitable in fiscal year 2006.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	February 29	February 28
	2008	2007

Deferred tax assets:
Compensation and benefits	$1,237,579	$565,512
NOL carryforward	4,612,901	5,574,218
Accounts receivable	133,646	189,630
Contingent consideration	14,206,500	13,979,000
Refinancing costs	2,484,857	2,199,924
Capitalized transaction costs	670,678	—
AMT credit	334,979	—
Other	196,663	253,710
Total deferred tax assets	23,877,803	22,761,994

Deferred tax liabilities:
Goodwill/trademarks	(900,216)	—
Restricted stock	(918,469)	(908,299)
Property, plant and equipment	(76,786,150)	(65,826,158)
Other	(123,781)	(206,771)
Total deferred tax liabilities	(78,728,616)	(66,941,228)

Valuation allowance	—	—
Net deferred tax liability	$(54,850,813)	$(44,179,234)

Deferred income taxes are included in the balance sheets as follows:

	February 29	February 28
	2008	2007
Current deferred income tax assets	$7,157,191	$6,498,098
Noncurrent deferred income tax liabilities	(62,008,004)	(50,677,332)
	$(54,850,813)	$(44,179,234)

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Income Taxes (continued)

The temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are net operating loss carryforwards, differences between financial statement and tax bases of property, plant and equipment, the allowance for doubtful accounts and other miscellaneous reserves.

As of February 29, 2008, the Company had federal NOLs of approximately $9,804,000, which begin to expire in 2021 and state net NOLs of approximately $14,506,000, which begin to expire in 2019.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), at the beginning of fiscal year 2008.  The implementation of FIN 48 did not have a material impact on the Company’s results of operations and financial position.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of February 29, 2008, the Company had accrued $1,552,000 related to uncertain tax positions.

The fiscal tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.  As of February 29, 2008, the Company does not expect any material changes to unrecognized tax positions within the next 12 months.

8. Retirement Plan

The Company has a Savings Incentive and Profit-Sharing Plan (the “Plan”) qualified under Section 401(k) of the Code. The Plan covers all employees who are 21 years of age or older with one or more years of service. Employees may contribute up to 20% of their annual compensation (subject to certain statutory limitations) to the Plan through voluntary salary deferred payments. The Company matches 100% of the employees’ contribution up to 2% of the employees’ salary and 70% of the remaining employees’ contribution up to 6% of the employees’ salary. The Company contributed $1,620,998, $1,096,118, $471,808 and $1,782,923 to the Plan for fiscal year 2008, from June 13, 2006 to February 28, 2007, from March 1, 2006 to June 12, 2006 and for fiscal year 2006, respectively.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Commitments and Contingencies

The Company leases certain warehouses, vehicles and equipment under noncancelable operating leases, which expire at varying times through February 2012. Future minimum lease obligations at February 29, 2008 are as follows:

Year ending:
2009	$1,140,500
2010	668,139
2011	593,551
2012	427,441
$2,829,631

Operating lease and rental expenses aggregated $2,667,485, $1,918,784, $764,573 and $3,160,316 for fiscal year 2008, from June 13, 2006 to February 28, 2007, from March 1, 2006 to June 12, 2006 and for fiscal year 2006, respectively.

In December 2007, the Company purchased machinery and equipment for $5.5 million that it had been leasing under a 10-year operating lease.  The lease had a remaining term of two years and lease payments were approximately $1.5 million a year.

In the normal course of business, the Company is involved in various claims. The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The amount recorded for identified contingent liabilities is based on estimates and is not material.

The Company enters into agreements with various pulp vendors to purchase various amounts of pulp over the next two to three years.  These commitments require purchases of pulp up to approximately 169,000 metric tons per year, at pulp prices below published list prices and allow the Company to shift a portion of its pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall. The Company believes that its current commitment under these arrangements or their equivalent approximates 50% of its annual budgeted pulp needs.  The future purchase value of the contracts, valued at the February 29, 2008 price, is $106,119,300.

10. Related Party Transactions

On June 12, 2006, the Company, Cellu Parent and Merger Sub entered into a Management Agreement with Weston Presidio Service Company, LLC (“Weston Presidio Service Company”),

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Related Party Transactions (continued)

pursuant to which Weston Presidio Service Company has agreed to provide the Company with certain management, consulting and financial and other advisory services.  Weston Presidio Service Company is an affiliate of Weston Presidio, which is the controlling shareholder of Cellu Parent, which is the sole shareholder of the Parent.   In consideration for such services, the Company and Cellu Parent have jointly and severally agreed to pay Weston Presidio Service Company an annual fee of $450,000, to be paid in equal quarterly installments, and to reimburse out-of-pocket expenses of Weston Presidio Service Company and its affiliates.  In addition, in connection with the consummation of the Merger and as required by the Management Agreement, the Company paid Weston Presidio Service Company a fee in the amount of $2,000,000.  This amount has been capitalized through purchase accounting as part of total merger consideration.  The Management Agreement expires on June 12, 2016, but will be automatically extended on each anniversary of such date for an additional year, unless one of the parties provides written notice of its desire not to automatically extend the term at least 90 days prior to such anniversary.

Management fees paid to Weston Presidio Service Company of $450,000 for fiscal year 2008 and $302,812 for the period June 13, 2006 to February 28, 2007 are reflected in selling, general and administrative expenses.

Management fees and out-of-pocket expenses paid to Charterhouse Group International, Inc. (“Charterhouse”) (the former majority stockholder of the Parent) of $153,482 and $450,768 for the period March 1, 2006 to June 12, 2006 and in fiscal year 2006, respectively, are reflected in selling, general and administrative expenses.

11. Business Segments

The Company operates in two reportable business segments: tissue and machine-glazed paper. The Company assesses the performance of its reportable business segments using income from operations. Income from operations excludes interest income, interest expense, income tax expense (benefit), the impact of foreign currency gains and losses and gain and loss on sale of equipment. A portion of corporate and shared expenses is allocated to each segment. Included in income from operations for fiscal year 2008 is $2,078,212 of terminated acquisition related costs, of which $1,350,838 impacts the tissue segment and $727,374 impacts the machine-glazed paper segment.  Also, included in income from operations for fiscal year 2008 is $808,111 of compensation charges related to non-cash compensation expense related to the vesting of restricted stock and stock option awards.  Of this amount, $525,272 and $282,839 impacts the tissue segment and machine-glazed paper segment, respectively.  Included in loss from operations for the period June 13, 2006 to February 28, 2007 is $142,079 of merger-related transaction costs, $240,218 of restructuring costs and $909,264 for a non-cash charge to cost of goods sold related to excess purchase price allocated to inventory.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Business Segments (continued)

Of these amounts, $92,351, $156,142 and $591,022, respectively, impacts the tissue segment and $49,728, $84,076 and $318,242, respectively impacts the machine-glazed paper segment.  Included in loss from operations for the period June 13, 2006 to February 28, 2007 are compensation charges of $3,825,939 related to non-cash compensation expense related to the vesting of restricted stock awards, payments of taxes associated with such awards and other compensation expense related to the Merger.  Of this amount, $2,486,867 impacts the tissue segment and $1,339,072 impacts the machine-glazed paper segment.  Included in loss from operations for the period March 1, 2006 to June 12, 2006 is $5,933,265 of merger-related transaction costs.  Of this amount, $3,856,622 impacts the tissue segment and $2,076,643 impacts the machine-glazed paper segment.  Also included in loss from operations for the period March 1, 2006 to June 12, 2006 are compensation charges of $923,580 related to restricted stock grants prior to the Merger that vested immediately upon the Merger and normal vesting related to restricted stock grants made after the Merger.  Of this amount, $323,253 impacts the machine-glazed paper segment and $600,327 impacts the tissue segment.

Segment assets primarily include mill property, plant and equipment, raw material, packaging and finished product inventories and accounts receivable. Corporate assets primarily include prepaid expenses and other current assets, income taxes and trademarks.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Business Segments (continued)

	Year Ended February 28, 2008	For the Period June 13, 2006-February 28, 2007	For the Period March 1, 2006-June 12, 2006	Year Ended February 28, 2006
Net Sales
Tissue	$325,029,766	$170,310,446	$67,199,611	$232,864,518
Machine-glazed paper	105,992,663	70,926,146	27,042,321	95,968,346
Consolidated	$431,022,429	$241,236,592	$94,241,932	$328,832,864
Income (Loss) from Operations
Tissue	$20,550,257	$2,165,197	$(1,210,487)	$8,372,803
Machine-glazed paper	114,643	(1,150,327)	(2,119,523)	3,060,238
Consolidated	20,664,900	1,014,870	(3,330,010)	11,433,041
Interest expense, net	(19,870,029)	(11,468,975)	(4,896,355)	(17,076,757)
Net foreign currency transaction (loss) gain	(663,686)	359,236	(289,010)	(503,262)
Other income	132,623	14,527	27,049	2,492
Pretax income (loss)	$263,808	$(10,080,342)	$(8,488,326)	$(6,144,486)

Capital Expenditures
Tissue	18,415,312	$6,079,263	$1,355,009	$11,770,818
Machine-glazed paper	2,062,114	1,597,878	582,601	1,279,348
Consolidated	$20,477,426	$7,677,141	$1,937,610	$13,050,166

Depreciation
Tissue	$16,732,593	$11,186,520	$2,981,837	$9,686,799
Machine-glazed paper	5,717,200	4,621,292	1,129,705	4,757,120
Corporate	656,498	325,648	115,101	410,102
Consolidated	$23,106,291	$16,133,460	$4,226,643	$14,854,021

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Business Segments (continued)

	February 29	February 28
	2008	2007
Segment assets
Tissue	$310,769,171	$214,039,270
Machine-glazed paper	84,660,190	79,277,799
Corporate assets	8,882,685	31,951,675
Consolidated	$404,312,046	$325,268,744

Goodwill
Tissue	$6,970,001
Machine-glazed paper	—
Consolidated	$6,970,001

12. Geographic Data

Net sales and long-lived assets by geographic area are as follows:

	Year Ended February 29, 2008	For the Period June 13, 2006-February 28, 2007	For the Period March 1, 2006- June 12, 2006	Year Ended February 28, 2006

Net Sales
United States	$394,019,201	$208,880,170	$80,395,283	$284,737,873
Other	56,994,578	42,990,743	17,787,863	58,461,671
Sub-total	451,013,779	251,870,913	98,183,146	343,199,544

Sales deductions	19,991,350	10,634,321	3,941,214	14,366,680
Consolidated	$431,022,429	$241,236,592	$94,241,932	$328,832,864

	February 29	February 28
	2008	2007
Property, Plant and Equipment
United States	$266,720,192	$200,839,945
Other	29,877,696	28,011,820
Consolidated	$296,597,888	$228,851,765

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

13.   Other Costs

During fiscal year 2008, the Company incurred $2.1 million in costs associated with a potential acquisition that did not transpire.  This amount is shown as a separate line item on the fiscal year 2008 statement of operations.

During fiscal year 2006, the Company idled one of its paper machines at its Interlake facility in Ontario, Canada.  This decision was due to significant increases in manufacturing costs that the Company was unable to pass on to the machine-glazed segment market.  As a result, 48 employees were terminated and the Company recorded $625,476 of severance costs.  Also during fiscal year 2006, the Company recorded $424,887 related to severance costs associated with a change in the corporate organizational structure of the Company. Accordingly, for fiscal year 2006 restructuring costs of $1,050,363 million were recorded as a separate line item in the Company’s statement of operations.

In the fourth quarter of fiscal year 2007, the Company shut down the Interlake paper machine permanently and, accordingly, has recorded an impairment charge of $488,274, which is reflected as a separate line item in the Company’s statement of operations for fiscal year 2007.

14.  Quarterly Results of Operations (Unaudited)

Year Ended February 29, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Year
Net sales	$103,200,786	$109,000,321	$109,161,988	$109,659,334	$431,022,429
Gross profit	$8,292,118	$11,766,537	$11,515,878	$11,189,398	$42,763,931
Income from operations	$3,576,262	$7,060,342	$5,965,851	$4,062,445	$20,664,900
Net (loss) income	$(1,110,484)	$1,069,830	$1,375,672	$2,657,733	$3,992,751

(1)  Income from operations for fiscal year 2008 includes $2.1 million related to the write-off of terminated acquisition-related transaction costs.  Net income for fiscal year 2008 includes an income tax benefit of $3.7 million.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14.  Quarterly Results of Operations (Unaudited) (continued)

Year Ended February 28, 2007	First Quarter	May 26, 2006-June 12, 2006	June 13, 2006-August 23 ,2006	Third Quarter	Fourth Quarter	Year
Net sales	$78,641,977	$15,599,955	$68,562,386	$83,281,206	$89,393,000	$335,478,524
Gross profit (1)	$6,850,819	$1,337,301	$3,344,627	$5,890,779	$3,683,031	$21,106,557
Income(loss) from operations (2)	$3,576,308	$(6,906,318)	$(912,630)	$2,426,928	$(499,428)	$(2,315,140)
Net loss	$(475,652)	$(6,059,312)	$(2,619,388)	$(1,074,735)	$(2,498,243)	$(12,727,330)

(1)                                  Gross profit for the period from June 13, 2006 to August 23, 2006 and for the third and fourth quarters of fiscal year 2007 includes $1.5 million, $1.9 million and $2.0 million, respectively, for additional depreciation expense related to excess purchase price allocated to property, plant and equipment.  Also, included in gross profit for the period from June 13, 2006 to August 23, 2006 is a $.9 million non-cash charge to cost of goods sold related to excess purchase price allocated to inventory.

(2)                                  Income from operations for the period March 1, 2006 to June 12, 2006, for the period June 13, 2006 to August 23, 2006, for the third and fourth quarters of fiscal year 2007 includes $1.3 million, $1.8 million, $.4 million and $.3 million, respectively, related to non-cash compensation expense related to the vesting of restricted stock awards, payments of taxes associated with such awards and other compensation expense related to the Merger.

Schedule II—Valuation and Qualifying Accounts

Cellu Tissue Holdings, Inc.

Fiscal years ended February 29, 2008 and February 28, 2007 and 2006

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
February 29, 2008	$408,314	$202,064	$440,567	$169,811
February 28, 2007	300,314	328,405	220,405	408,314
February 28, 2006	398,749	115,269	213,704	300,314

Inventory Obsolescence Reserve:
February 29, 2008	$133,588	$113,996	$126,498	$121,086
February 28, 2008	223,218	50,841	140,471	133,588
February 28, 2006	114,015	144,427	35,224	223,218

S-1