Form 10-Q
period 2008-05-29
Cellu Tissue Holdings, Inc.
filed 2008-07-11
CIK 1295976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 29, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☒

The number of shares outstanding of each of the registrant’s classes of common stock as of July 3, 2008:

Title of Class	Shares Outstanding
Common Stock, $.01 par value	100

CELLU TISSUE HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED MAY 29, 2008

PART 1 FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	May 29	May 31
	2008	2007

Net sales	$111,496,083	$103,200,786
Cost of goods sold	99,344,479	94,908,668
Gross profit	12,151,604	8,292,118

Selling, general and administrative expenses	4,959,842	4,482,737
Terminated acquisition-related transaction costs	75,000	—
Stock and related compensation expense	218,506	233,119
Income from operations	6,898,256	3,576,262

Interest expense, net	4,979,688	5,019,094
Foreign currency (gain) loss	(43,080)	324,298
Other expense (income)	29,508	(42,239)
Income (loss) before income tax	1,932,140	(1,724,891)

Income tax expense (benefit)	715,085	(614,407)
Net income (loss)	$1,217,055	$(1,110,484)

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 29	February 29
	2008	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,625,424	$883,388
Receivables, net	52,197,208	44,542,337
Inventories	34,900,313	33,996,439
Prepaid expenses and other current assets	3,006,025	3,745,989
Income tax receivable	142,966	177,281
Deferred income taxes	6,216,017	7,157,191
TOTAL CURRENT ASSETS	98,087,953	90,502,625
PROPERTY, PLANT AND EQUIPMENT, NET	293,302,474	296,597,888
GOODWILL	6,970,001	6,970,001
TRADEMARKS	8,750,314	8,750,314
OTHER ASSETS	1,515,762	1,491,218
TOTAL ASSETS	$408,626,504	$404,312,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$18,000,000	$9,800,000
Accounts payable	22,002,057	24,055,782
Accrued expenses	21,352,023	18,860,526
Accrued interest	3,765,379	8,253,915
Other current liabilities	15,000,000	15,000,000
Current portion of long-term debt	760,000	760,000
TOTAL CURRENT LIABILITIES	80,879,459	76,730,223
LONG-TERM DEBT, LESS CURRENT PORTION	197,862,013	198,086,944
DEFERRED INCOME TAXES	61,231,712	62,008,004
OTHER LIABILITIES	20,136,068	20,148,590
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Capital in excess of par value	47,253,720	47,035,214
Accumulated deficit	(982,560)	(2,199,615)
Accumulated other comprehensive income	2,246,091	2,502,685
TOTAL STOCKHOLDERS’ EQUITY	48,517,252	47,338,285
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$408,626,504	$404,312,046

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	May 29	May 31
	2008	2007

Cash flows from operating activities
Net income (loss)	$1,217,055	$(1,110,484)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	218,506	196,297
Deferred income taxes	164,882	(1,217,891)
Accretion of debt discount	155,069	150,772
Depreciation	5,598,338	6,678,145
Changes in operating assets and liabilities, net of the effects of acquisition:
Receivables	(7,654,871)	194,152
Inventories	(903,874)	867,490
Prepaid expenses and other current assets and income tax receivable	774,279	464,351
Other	—	(1,521)
Accounts payable, accrued expenses and accrued interest	(4,050,764)	(3,727,701)
Total adjustments	(5,698,435)	3,604,094
Net cash (used in) provided by operating activities	(4,481,380)	2,493,610

Cash flows from investing activities
Cash paid for acquisition, net of cash received	—	(43,343,798)
Capital expenditures	(2,474,891)	(2,646,346)
Other	(145,252)	383,835
Net cash used in investing activities	(2,620,143)	(45,606,309)

Cash flows from financing activities
Payments of long-term debt	(380,000)	—
Borrowings on revolving line of credit, net	8,200,000	14,400,000
Proceeds from bond offering	—	20,000,000
Net cash provided by financing activities	7,820,000	34,400,000

Effect of foreign currency	23,559	439,045

Net increase (decrease) in cash and cash equivalents	742,036	(8,273,654)
Cash and cash equivalents at beginning of period	883,388	16,260,601
Cash and cash equivalents at end of period	$1,625,424	$7,986,947

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

May 29, 2008

Note 1 Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements include the accounts of Cellu Tissue Holdings, Inc.  (the “Company” ) and its wholly-owned subsidiaries.  The Company is a wholly-owned subsidiary of Cellu Paper Holdings, Inc. (the “Parent”), who is a wholly-owned subsidiary of Cellu Parent Corporation (“Cellu Parent”).

These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter ended May 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2009.  For further information, refer to the Company’s consolidated financial statements and footnotes thereto as of February 29, 2008 and for the year then ended included in the Company’s Annual Report on Form 10-K, from which the consolidated balance sheet at February 29, 2008 has been derived, and the Company’s latest current reports on Form 8-K, each as filed with the Securities and Exchange Commission (“SEC”).

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share-Based Payment, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using the fair-value-based method and the recording of such expense in the Company’s consolidated statement of operations.  The Company has one share-based payment arrangement under the 2006 Stock Option and Restricted Stock Plan (the “Plan”).  Under the Plan, the administrator of the Plan (the “Plan Administrator”) may make awards of options to purchase shares of common stock of Cellu Parent and/or awards of restricted shares of common stock of Cellu Parent.  A maximum of 8,095 shares of common stock of Cellu Parent may be delivered in satisfaction of awards under the Plan, determined net of shares of common stock withheld by Cellu Parent in payment of the exercise price of an

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 1 Basis of Presentation and Significant Accounting Policies (continued)

award or in satisfaction of tax withholding requirements.  Key employees and directors of, and consultants and advisors to, Cellu Parent or its affiliates who, in the opinion of the Plan Administrator, are in a position to make a significant contribution to the success of Cellu Parent and its affiliates are eligible to participate in the Plan.  Stock options are granted at the market price of Cellu Parent’s stock on the date of grant and have a 10-year term.  Generally, stock option grants vest ratably over four years from the date of grant.  The following describes how certain assumptions affecting the estimated fair value of stock options are determined.  The dividend yield is zero; the volatility is based on historical market value of Cellu Parent’s stock; and the risk-free interest rate is based on U.S. Treasury securities.  The Company includes historical data to estimate exercise, termination and holding period behavior for valuation purposes.  A summary of the outstanding options as of May 29, 2008 and the activity during the three months then ended is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, February 29, 2008	1,125	$733.67	8.59 Years
Forfeited	(125)	$979.25	8.86 Years
Granted	444	$942.99	9.85 Years
Outstanding, May 29, 2008	1,444	$776.77	8.95 Years
Exercisable, May 29, 2008	250	$702.97	8.56 Years

The fair value of the stock option grants was estimated on the date of grant using the Black-Scholes option pricing model.  The assumptions used to value the grants were: no dividend yield; 55% volatility; 1.4% risk free interest rate; and 10-year expected life.  The weighted average fair value of stock options granted was $498.18 per share and the unrecognized total compensation cost as of May 29, 2008 related to nonvested awards is $591,166.

On August 6, 2007, Cellu Parent entered into a Restricted Stock Agreement with the Company’s newly appointed Chief Financial Officer, pursuant to which Cellu Parent granted 700 restricted shares of its common stock to the named individual pursuant to the Plan.  The shares will vest and cease to be restricted in four equal annual installments commencing on August 6, 2008, as long as the named individual is continuously employed by the Company until such vesting date with respect to his shares.  Any restricted stock outstanding at the time of a Covered Transaction (as defined in the Plan) shall become vested and cease to be restricted stock at the time of a change in control.  Additionally, the Parent has agreed to pay an amount to the named individual equal to an amount that would be included in such individual’s gross income and payable as income

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 1 Basis of Presentation and Significant Accounting Policies (continued)

tax as a result of making a Section 83(b) election under the Internal Revenue Code of 1986, as amended.  The named individual has made a timely Section 83(b) election.  In connection with this election, the Company has recorded compensation expense of $42,255 for the three months ended May 29, 2008.

On June 12, 2006, Cellu Parent entered into Restricted Stock Agreements with the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, pursuant to which Cellu Parent granted 3,778 restricted shares of its common stock to the Chief Executive Officer and 1,349 restricted shares of its common stock to each of the other two named individuals pursuant to the Plan.  The shares will vest and cease to be restricted in four equal annual installments commencing on June 12, 2007, as long as the named individual, as the case may be, is continuously employed by the Company until each such vesting date with respect to his or her shares.  Any restricted stock outstanding at the time of a Covered Transaction (as defined in the Plan) shall become vested and cease to be restricted stock at that time.  Additionally, the Parent has agreed to pay an amount to the named individual equal to an amount that would be included in gross income and payable as income tax as a result of making a Section 83(b) election under the Internal Revenue Code of 1986, as amended.  All named individuals have made a timely Section 83(b) election.  Effective July 31, 2007, the then Chief Financial Officer resigned and forfeited two-thirds of the individual’s restricted stock grant and, accordingly, the Company only recorded compensation expense associated with this individual’s grant through June 12, 2007 as all other shares were forfeited and no compensation expense is required to be recognized for forfeited shares.

For the three months ended May 29, 2008 and May 31, 2007, the Company has recorded $134,853 and $196,297 of compensation expense related to the vesting of the above grants in accordance with SFAS 123R.

Derivatives and Hedging

The Company uses derivative financial instruments to offset a substantial portion of its exposure to market risk arising from changes in the price of natural gas.  Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as hedges of specific quantities of natural gas expected to be purchased in future months.  These contracts are held for purposes other than trading and are designated as cash flow hedges.  The Company measures hedge effectiveness by formally assessing, at least quarterly, the correlation of the expected future cash flows of the hedged item and the derivative hedging instrument.  The ineffective portions of the hedges, which are not material for any period presented, are immediately recognized in earnings.  The fair value

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 1 Basis of Presentation and Significant Accounting Policies (continued)

of these cash flow hedging instruments was an asset of $.1 million and $.2 million as of May 29, 2008 and February 29, 2008, respectively.  During the next 12 months, the entire $.1 million will be reclassified to earnings consistent with the timing of the underlying hedged transactions.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”).  The Company was required to adopt the provisions of FAS 157 effective March 1, 2008.  FAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed.  FAS

157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data.  The adoption of FAS No. 157 did not have a material impact on the Company’s results of operations and financial position.

In February 2007, the FASB issued Financial Accounting Standards No.159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115” (“FAS 159”).  This Standard permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  FAS 159 was effective as of the beginning of fiscal 2009 and the Company chose not to adopt these fair value provisions.

In December 2007, the FASB issued Financial Accounting Standards No. 141 (R), “Business Combinations” (“FAS 141 (R)”), and Financial Accounting Standards No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”).  These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.  FAS 141 (R) is required to be adopted concurrently with FAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.  The Company is currently assessing the impact that FAS 141 (R) and FAS 160 will have on our results of operations and financial position.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 2 Inventories

Components of inventories are as follows:

	May 29, 2008	February 29, 2008
Finished goods	$19,048,274	$17,961,802
Raw materials	5,852,935	7,073,131
Packaging materials and supplies	10,088,420	9,082,592
	34,989,629	34,117,525
Inventory reserves	(89,316)	(121,086)
	$34,900,313	$33,996,439

Note 3 Acquisition

On March 21, 2007, the Company executed a definitive merger agreement (the “Acquisition Agreement”) with CityForest Corporation (“CityForest”), Cellu City Acquisition Corporation (“Cellu City Merger Sub”) and Wayne Gullstad as the shareholders’ representative.  Pursuant to the Acquisition Agreement and, subject to the terms and conditions therein, Cellu City Merger Sub, a wholly-owned subsidiary of the Company, merged with and into CityForest, with CityForest surviving and becoming a wholly-owned subsidiary of the Company (the “Acquisition”).  The aggregate merger consideration (including assumption of $18.4 million in aggregate principal amount of industrial revenue bonds) was approximately $61.0 million subject to certain working capital and net cash adjustments.  Total cash paid for the acquisition of $46.8 million (purchase price of $61.0 million less assumed indebtedness of $18.4 million plus restricted cash and other miscellaneous adjustments of $1.6 million and acquisition costs of $2.6 million), was financed in part by issuance of unregistered 9 3/4% Senior Secured Notes due 2010 (the “Additional Notes”) of approximately $20.0 million, borrowings on a revolving line of credit ($17.4 million) and available cash on hand.

The Acquisition has been accounted for as a purchase in accordance with the provisions of SFAS 141 and, accordingly, the consolidated statement of operations includes the results of CityForest during the three-months ended May 29, 2008 and during the three-months ended May 31, 2007 from the date of acquisition.

The results of CityForest’s operations from the March 21, 2007 date of acquisition are included in the Company’s tissue segment.  Unaudited pro forma results of operations for the three months ended May 31, 2007, as if the Company and CityForest had been combined as of March 1, 2007, are presented below.  The pro forma results include estimates and assumptions, which the Company’s management believes are reasonable.  However, the pro forma results do not include any cost savings or other effects of the planned integration of CityForest, and are not necessarily indicative of the results which

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 3 Acquisition (continued)

would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended May 31, 2007 (1)
	As Filed	Pro Forma
	(in thousands)
Net sales	$103,201	$105,911
Operating income	$3,576	$4,162
Net loss	$(1,110)	$(549)

(1)          Pro forma operating results include the operating results for CityForest for the three months ended May 31, 2007.  The “as filed” operating results include the operating results for CityForest for the period from the acquisition date (March 21, 2007) to May 31, 2007.

Note 4 Long-Term Debt

Long-term debt consists of the following:

	May 29, 2008	February 29, 2008
9 ¾% senior secured notes due 2010	$182,255,572	$182,255,572
Less discount	(1,128,559)	(1,283,628)
	181,127,013	180,971,944
Industrial revenue bond payable in semi-annual installments, plus variable interest, due March 1, 2028	17,495,000	17,875,000
	198,622,013	198,846,944
Less current portion of debt	760,000	760,000
	$197,862,013	$198,086,944

In March 2004, the Company completed a private offering of $162.0 million aggregate principal amount of 9 ¾% senior secured notes due 2010 (the “Original Notes”).  In connection with the Acquisition (see Note 3), the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Wingate Capital Ltd. (the “Purchaser”), dated March 21, 2007, pursuant to which it issued and sold $20.3 million

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 4 Long-Term Debt (continued)

aggregate principal amount of Additional Notes (together with the Original Notes, the “Notes”) to the Purchaser for the purchase price of $20.0 million which is equal to 98.7383% of the aggregate principal amount of the Additional Notes.  The Additional Notes were issued pursuant to and will be governed by the Indenture, dated as of March 12, 2004 (as amended and supplemented, the “Cellu Tissue Indenture”) among the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as successor trustee to the Bank of New York (the “Trustee”).

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

The Company entered into a Credit Agreement, dated as of June 12, 2006 (the “Credit Agreement”), among the Company, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of the Company, as Canadian Borrower, Parent, the other loan guarantors party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and the other lenders party thereto.  The Credit Agreement provides for a $35.0 million working capital facility, which was subsequently increased to $60.0 million (see discussion following and footnote 8), including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. An amount equal to $32.0 million, which was subsequently increased to $57.0 million (see discussion following and footnote 8) is available, in U.S. dollars, to the U.S.  Borrower under the facility, and an amount equal to $3.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility.  Borrowings of $17.4 million were made to finance a portion of the Acquisition.  As of May 29, 2008, there was $18.0 million of borrowings outstanding under the working capital facility and excess availability was $18.1 million.

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

The Amendment (1) increases the working capital facility from $35.0 million to $40.0 million, (2) permits the issuance and sale by the Company of the Additional Notes, (3) provides for the consummation of the Acquisition and the conversion by CityForest from a Minnesota corporation to a Minnesota limited liability company, (4) permits the assumption of approximately $18.4 million in aggregate principal amount of indebtedness of CityForest in connection with the Acquisition in accordance with the terms of the CityForest Bond Documents (as defined below under “CityForest Bond Documents”), and (5) permits the guarantee by the Company of certain obligations of CityForest under the CityForest Bond Documents.  In connection with the Amendment, CityForest became a guarantor of the obligations of the borrowers under the Amended Credit Agreement.

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

Note 5 Comprehensive Income

The components of comprehensive income for the three months ended May 29, 2008 and May 31, 2007 are as follows:

	Three Months Ended
	May 29, 2008	May 31, 2007
Net income (loss)	$1,217,055	$(1,110,484)
Foreign currency translation adjustments and change in unrealized gain on derivative	(256,594)	1,319,142
Comprehensive income	$960,461	$208,658

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 6 Business Segments

The Company operates in two business segments:  tissue and machine-glazed paper.  The Company assesses the performance of its business segments using income from operations. Income from operations for the three months ended May 29, 2008 includes $.3 million of bad debt expense associated with a customer bankruptcy and $.3 million related to additional sales tax incurred at one of our facilities.  Of this $.6 million, $.2 million impacts the machine-glazed paper segment and $.4 million impacts the tissue segment.  Income from operations excludes interest income, interest expense, other income (expense), income tax expense (benefit) and the impact of foreign currency gains and losses.  A portion of corporate and shared expenses is allocated to each segment.  Segment information for the three months ended May 29, 2008 and May 31, 2007 follows:

	Three Months Ended
	May 29, 2008	May 31, 2007
Net Sales
Tissue	$83,659,259	$77,635,897
Machine-glazed paper	27,836,824	25,564,889
Consolidated	$111,496,083	$103,200,786

Income (loss) from operations
Tissue	$6,351,423	$4,082,978
Machine-glazed paper	546,833	(506,716)
Consolidated	6,898,256	3,576,262

Interest expense, net	(4,979,688)	(5,019,094)
Net foreign currency transaction gain (loss)	43,080	(324,298)
Other (expense) income	(29,508)	42,239
Pretax income (loss)	$1,932,140	$(1,724,891)

Capital Expenditures
Tissue	$2,029,529	$2,241,151
Machine-glazed paper	254,830	252,651
Corporate	190,532	152,544
Consolidated	$2,474,891	$2,646,346

Depreciation
Tissue	$4,127,894	$5,002,167
Machine-glazed paper	1,470,444	1,675,978
	$5,598,338	$6,678,145

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued

Note 7 Income taxes

The effective income tax rate for the three months ended May 29, 2008 was 37.0% compared to a 35.6% benefit for the three months ended May 31, 2007.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of May 29, 2008, the Company had accrued $1.6 million related to uncertain tax positions.

The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.  As of May 29, 2008, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

Note 8 Subsequent Event

On July 2, 2008, the Company, through two newly created, wholly-owned subsidiaries, Cellu Tissue-Hauppauge, LLC (“Cellu Tissue-Hauppauge”) and Cellu Tissue-Thomaston, LLC (“Cellu Tissue-Thomaston”) consummated the acquisition of certain assets, and assumption of certain liabilities, from Atlantic Paper & Foil Corp. of N.Y., Atlantic Lakeside Properties, LLC, Atlantic Paper & Foil, LLC, Atlantic Paper & Foil of Georgia, LLC and Consumer Licensing Corporation (collectively, the “Sellers”) pursuant to a definitive asset purchase agreement between the Company and the Sellers.  The aggregate purchase price paid was $68,000,000, including a cash payment at closing of $61,700,000 and the issuance of a promissory note by the Company to Atlantic Paper & Foil Corp. of N.Y. in the aggregate principal amount equal of $6,300,000 plus the assumption of certain liabilities.  The Company financed the cash portion of the purchase price with cash on-hand, the borrowings described below and an equity contribution from Parent.  The purchase price is subject to certain post-closing working capital adjustments.

In connection with the Acquisition, the following agreements were entered into:

Note Purchase Agreement

The Company has entered into Note Purchase Agreements (the “Note Purchase Agreements”) with each of (i) GMAM Investment Funds Trust II, for the account of the Promark Alternative High Yield Bond Fund (Account No. 7M2E), GMAM Investment Funds Trust, General Motors Welfare Benefit Trust (VEBA), GMAM Investment Funds Trust II for the account of the Promark Alternative High Yield Bond Fund (Account No. 7MWD), DDJ High Yield Fund, Multi-Style, Multi-Manager Funds PLC The Global Strategic Yield Fund (f/k/a Multi-Style, Multi-Manager Funds PLC The Global High

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued

Note 8 Subsequent Event (continued)

Yield Fund), DDJ Capital Management Group Trust, Stichting Pensioenfonds Hoogovens, Caterpillar Inc. Master Retirement Trust, J.C. Penney Corporation, Inc. Pension Plan Trust, Stichting Bewaarder Interpolis Pensioenen Global High Yield Pool,  DDJ/Ontario OS Investment Sub II, Ltd. and Stichting Pensioenfonds Metaal en Techniek, (ii) Claren Road Credit Master Fund, Ltd. and (iii) UBS High Yield Relationship Fund, a series of the UBS Relationship funds (the “Purchaser”), dated July 2, 2008, pursuant to which the Company issued and sold $40,000,000 aggregate principal amount of unregistered 9 3/4% Senior Secured Notes due 2010 (the “New Notes”) to the Purchasers for the purchase price of $36,900,000 which is equal to 92.25% of the aggregate principal amount of the New Notes. The New Notes were issued pursuant to and will be governed by the Indenture, dated as of March 12, 2004 (as amended and supplemented, the “Cellu Tissue Indenture”) among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as successor trustee to the Bank of New York (the “Trustee”). The proceeds of the sale were used to finance a portion of the Acquisition.

Third Supplemental Indenture

The Company, certain subsidiaries of the Company and the Trustee have executed the Third Supplemental Indenture, dated July 2, 2008 (the “Third Supplemental Indenture”), pursuant to which Cellu Hauppauge and Cellu Thomaston became parties to the Cellu Tissue Indenture as subsidiary guarantors.  As subsidiary guarantors, Cellu Hauppauge and Cellu Thomaston, on a joint and several basis, with all the existing subsidiary guarantors, fully, unconditionally and irrevocably guarantees to each holder of the New Notes and the Trustee the obligations of the Company under the Company Indenture and the New Notes.

Amendment to Credit Agreement

The Company has entered into a Second Amendment, dated July 2, 2008 (the “Amendment”), to the Credit Agreement dated June 12, 2006 (as amended by the First Amendment, dated as of March 21, 2007, and the Amendment, the “Amended Credit Agreement”) among the Company, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of the Company, as Canadian Borrower, certain subsidiaries of the Company,  Parent, JPMorgan Chase Bank, N.A. (the “U.S. Administrative Agent”) and JPMorgan Chase Bank, N.A., Toronto Branch (the “Canadian Administrative Agent”).

The Amendment (1) increases the working capital facility from $40.0 million to $60.0 million, (2) permits the issuance by the Company of the Notes, (3) provides for the consummation of the Acquisition and (4) permits the issuance of the Seller Note.  In connection with Amendment, Cellu Hauppauge and Cellu Thomaston became guarantors of the obligations of the borrowers under the Amended Credit Agreement.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Certain statements contained in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and, as such, may involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “believe”, “intend”, “project”, or comparable terminology.  Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, those set forth in Forward-Looking Statements in our Annual Report on Form 10-K for our fiscal year ended February 29, 2008.  These risks and uncertainties should be considered in evaluating any forward-looking statements contained herein.

We manufacture and market a variety of specialty tissue hard rolls and machine-glazed paper used in the manufacture of various end products, including diapers, facial and bath tissue, assorted paper towels and food wraps.  In addition, we produce a variety of converted tissue products.  Our customers include major North American producers of branded and unbranded disposable consumer absorbent and tissue products for the personal and health care markets; consumer and away-from-home tissue products companies; national and regional tissue products distributors; and third-party converters who sell their products to food, bakery and confections companies. We service a diverse group of high-quality customers, with three of our top 10 customers belonging to the Fortune 150 group of companies

We operate in two business segments:  tissue and machine-glazed paper.  We assess the performance of our business segments using income from operations.  Income from operations excludes interest income, interest expense, income tax expense (benefit), other income and expense and the impact of foreign currency gains and losses.

Acquisition

On March 21, 2007, we executed the Acquisition Agreement with CityForest, Cellu City Merger Sub and Wayne Gullstad as the shareholders’ representative.  Pursuant to the Acquisition Agreement, and subject to the terms and conditions therein, Cellu City Merger Sub, a wholly-owned subsidiary of ours, merged with and into CityForest, with CityForest surviving and becoming our wholly-owned subsidiary.  The aggregate merger consideration (including assumption of $18.4 million in aggregate principal amount of industrial revenue bonds) was approximately $61.0 million subject to certain working capital and net cash adjustments.  Total cash paid for the acquisition of $46.8 million

(purchase price of $61.0 million less assumed indebtedness of $18.4 million plus restricted cash and other miscellaneous adjustments of $1.6 million and acquisition costs of $2.6 million), was financed in part by issuance of the Additional Notes of approximately $20.0 million, borrowings on a revolving line of credit ($17.4 million) and available cash on hand.

The Acquisition has been accounted for as a purchase in accordance with the provisions of SFAS 141 and, accordingly, the consolidated statement of operations includes the results of CityForest during the three-months ended May 29, 2008 and during the three-months ended May 31., 2007 from the date of acquisition.  The results of CityForest’s operations from the March 21, 2007 date of acquisition are included in our tissue segment.  Unaudited pro forma results of operations for the three months ended May 31, 2007 as if we and CityForest had been combined as of March 1, 2007, are presented below.  The pro forma results include estimates and assumptions, which our management believes are reasonable.  However, the pro forma results do not include any cost savings or other effects of the planned integration of CityForest, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended May 31, 2007 (1)
	As Filed	Pro Forma
	(in thousands)
Net sales	$103,201	$105,911
Operating income	$3,576	$4,162
Net loss	$(1,110)	$(549)

(1)          Pro forma operating results include the operating results for CityForest for the three months ended May 31, 2007.  The “as filed” operating results include the operating results for CityForest for the period from the acquisition date (March 21, 2007) to May 31, 2007.

Subsequent Event

On July 2, 2008, we, through two newly created, wholly-owned subsidiaries, Cellu Tissue-Hauppauge, LLC (“Cellu Tissue-Hauppauge”) and Cellu Tissue-Thomaston, LLC (“Cellu Tissue-Thomaston”) consummated the acquisition of certain assets, and assumption of certain liabilities, from Atlantic Paper & Foil Corp. of N.Y., Atlantic Lakeside Properties, LLC, Atlantic Paper & Foil, LLC, Atlantic Paper & Foil of Georgia, LLC and Consumer Licensing Corporation (collectively, the “Sellers”) pursuant to a definitive asset purchase agreement between us and the Sellers.  The aggregate purchase price paid was $68,000,000, including a cash payment at closing of $61,700,000 and the issuance of a promissory notes by us to the Atlantic Paper & Foil Corp. of N.Y. in the aggregate principal amount equal of $6,300,000 plus assumption of certain liabilities.  The Company financed the cash portion of the purchase price with cash on-hand, the borrowings described below and an equity contribution from Parent.  The purchase price is subject to certain post-closing working capital adjustments.

In connection with the Acquisition, the following agreements were entered into:

Note Purchase Agreement

We have entered into Note Purchase Agreements (the “Note Purchase Agreements”) with each of (i) GMAM Investment Funds Trust II, for the account of the Promark Alternative High Yield Bond Fund (Account No. 7M2E), GMAM Investment Funds Trust, General Motors Welfare Benefit Trust (VEBA), GMAM Investment Funds Trust II for the account of the Promark Alternative High Yield Bond Fund (Account No. 7MWD), DDJ High Yield Fund, Multi-Style, Multi-Manager Funds PLC The Global Strategic Yield Fund (f/k/a Multi-Style, Multi-Manager Funds PLC The Global High Yield Fund), DDJ Capital Management Group Trust, Stichting Pensioenfonds Hoogovens, Caterpillar Inc. Master Retirement Trust, J.C. Penney Corporation, Inc. Pension Plan Trust, Stichting Bewaarder Interpolis Pensioenen Global High Yield Pool, DDJ/Ontario OS Investment Sub II, Ltd. and Stichting Pensioenfonds Metaal en Techniek, (ii) Claren Road Credit Master Fund, Ltd. and (iii) UBS High Yield Relationship Fund, a series of the UBS Relationship funds (the “Purchaser”), dated July 2, 2008, pursuant to which we issued and sold $40,000,000 aggregate principal amount of unregistered 9 3/4% Senior Secured Notes due 2010 (the “New Notes”) to the Purchasers for the purchase price of $36,900,000 which is equal to 92.25% of the aggregate principal amount of the New Notes. The New Notes were issued pursuant to and will be governed by the Indenture, dated as of March 12, 2004 (as amended and supplemented, the “Cellu Tissue Indenture”) among us, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as successor trustee to the Bank of New York (the “Trustee”). The proceeds of the sale were used to finance a portion of the Acquisition.

Third Supplemental Indenture

We, certain subsidiaries of us and the Trustee have executed the Third Supplemental Indenture, dated July 2, 2008 (the “Third Supplemental Indenture”), pursuant to which Cellu Hauppauge and Cellu Thomaston became parties to the Cellu Tissue Indenture as subsidiary guarantors.  As subsidiary guarantors, Cellu Hauppauge and Cellu Thomaston, on a joint and several basis, with all the existing subsidiary guarantors, fully, unconditionally and irrevocably guarantees to each holder of the New Notes and the Trustee the obligations of us under the Company Indenture and the New Notes.

Amendment to Credit Agreement

We have entered into a Second Amendment, dated July 2, 2008 (the “Amendment”), to the Credit Agreement dated June 12, 2006 (as amended by the First Amendment, dated as of March 21, 2007, and the Amendment, the “Amended Credit Agreement”) among us, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of us, as Canadian Borrower, certain subsidiaries of the Company,  Parent, JPMorgan Chase Bank, N.A. (the “U.S. Administrative Agent”) and JPMorgan Chase Bank, N.A., Toronto Branch (the “Canadian Administrative Agent”).

The Amendment (1) increases the working capital facility from $40.0 million to $60.0 million, (2) permits the issuance by us of the Notes, (3) provides for the consummation of the Acquisition and (4) permits the issuance of the Seller Note.  In connection with Amendment, Cellu Hauppauge and Cellu Thomaston became guarantors of the obligations of the borrowers under the Amended Credit Agreement.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended May 29, 2008 (the fiscal 2009 three-month period) compared to the Three Months Ended May 31, 2007 (the fiscal 2008 three-month period)

Net sales for the fiscal 2009 three-month period increased $8.3 million, or 8.0%, to $111.5 million from $103.2 million for the comparable period in the prior year.  For the fiscal 2009 three-month period, we sold 77,449 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products.  This is a decrease of 656 tons, or less than 1%, from the comparable period in the prior year.  Net selling price per ton increased from $1,321 for the fiscal 2008 three-month period to $1,440 for the fiscal 2009 three-month period.

Net sales for our tissue segment for the fiscal 2009 three-month period were $83.7 million, an increase of $6.0 million, or 7.8%, from the comparable period in the prior year.  Net sales for our machine-glazed segment for the 2009 three-month period were $27.8 million, an increase of $2.3 million, or 8.9%, from the comparable period in the prior year.  These increases are primarily attributable to increases in net selling price per ton

Gross profit for the fiscal 2009 three-month period increased to $12.2 million from $8.3 million, an increase of $3.9 million, or 46.5%, from the comparable period in the prior year.  As a percentage of net sales, gross profit increased to 10.9% in the fiscal 2009 three-month period from 8.0% in the fiscal 2008 three-month period.  The increase in gross profit in the fiscal 2008 three-month period is primarily attributable to the increase in net selling price per ton, despite an increase in net pulp cost and net energy cost per ton.

Gross profit for our tissue segment for the fiscal 2009 three-month period increased to $10.4 million from $7.2 million, an increase of $3.2 million, or 43.0%, from the comparable period in the prior year.  Gross profit for our machine-glazed segment for the fiscal 2009 three-month period increased to $1.8 million, an increase of $.7 million, or 70.7%, from the comparable period in the prior year.  As a percentage of net sales, gross profit for the tissue segment increased to 12.4% in the fiscal 2009 three-month period from 9.3% in the fiscal 2008 three-month period.  As a percentage of net sales, gross profit for the machine-glazed segment increased to 6.5% in the fiscal 2009 three-month period from 4.1% in the fiscal 2008 three-month period.  These increases are reflective of increases in net selling price per ton, which more than offset increases in net pulp and energy cost per ton, over the comparable period in the prior year.

Selling, general and administrative expenses in the fiscal 2009 three-month period increased $.5 million, or 10.6%, to $5.0 million from $4.5 million in the fiscal 2008 three-month period.  This increase reflects $.3 million of bad debt expense associated with a customer bankruptcy and $.3 million related to additional sales tax incurred at one of our facilities.

Terminated acquisition-related transaction costs in the fiscal 2009 three-month period of less than $.1 million related to costs incurred related to an acquisition that did not transpire.

Stock and related compensation expense in the fiscal 2009 and 2008 three-month periods of $.2 million relates primarily to the accounting for restricted stock and stock option grants.

Foreign currency gain in the fiscal 2009 three-month period was less than $.1 million compared to a loss of $.3 million in the fiscal 2008 three-month period.  The fluctuation relates to the change in the Canadian currency period over period.

Income tax expense for the fiscal 2009 three-month period was $.7 million or an effective tax rate of 37.0% compared to income tax benefit of $.6 million or an effective tax rate 35.6% benefit for the fiscal 2008 three-month period.

Net income for the fiscal 2009 three-month period was $1.2 million compared to net loss of $1.1 million for the comparable period in the prior year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Net cash used in operations was $4.5 million for the fiscal 2009 three-month period, compared to cash provided by operations of $2.5 million for the fiscal 2008 three-month period.  Non-cash items, consisting primarily of depreciation, stock-based compensation and deferred income taxes, for the fiscal 2009 three-month period totaled $6.1 million compared to $5.8 million for the 2008 fiscal three-month period.  Cash flows used by changes in working capital totaled $11.9 million for the fiscal 2009 three-month period compared to $2.2 million in the fiscal 2008 three-month period.  With respect to the changes in accounts receivable and inventory, cash used by these items was $8.6 million for the fiscal 2009 three-month period, compared to cash provided of $1.0 million for the comparable period in the prior fiscal year.  This increase is reflective of changes in sales terms with a key customer and timing of customer payments. Cash provided by changes in prepaid expenses and other current assets was $.8 million for the 2009 fiscal three-month period compared to cash provided by changes in prepaid expenses and other current assets of $.5 million for the comparable period in the prior fiscal year.  Cash used in changes in accounts payable, accrued expenses and accrued interest for the fiscal 2009 three-month period was $4.1 million, compared to cash used of $3.7 million for the comparable period in the prior year.

Net cash used in investing activities for the fiscal 2009 three-month period was $2.6 million compared to $45.6 million used in the fiscal 2008 three-month period.  Included in the prior year is $43.3 attributable to the cash paid for the acquisition of CityForest.  The remaining change relates to the level of capital spending period over period.

Net cash provided by financing activities for the fiscal 2009 three-month period was $7.8 million compared to $34.4 million for the fiscal 2008 three-month period.  Net cash provided for the fiscal 2009 three-month period relates to net borrowings on our revolving line of credit offset by payment on CityForest’s industrial revenue bond.  Net cash provided for the fiscal 2008 three-month period relates to financing obtained in connection with the acquisition of CityForest.

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

We entered into the Credit Agreement, dated as of June 12, 2006, among us, as U.S. Borrower, Interlake Acquisition Corporation Limited, one of our subsidiaries, as Canadian Borrower, our Parent, the other loan guarantors party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and the other lenders party thereto.

The Credit Agreement provides for a $35.0 million working capital facility, which has subsequently been increased to $60.0 million (see below and preceding discussion), including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. An amount equal to $32.0 million, which was subsequently increased to $57.0 million, is available, in U.S. dollars, to the U.S. Borrower under the facility, and an amount equal to $3.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility.  Borrowings of $17.4 million were made to finance a portion of the acquisition of CityForest.  As of May 29, 2008, there was $18.0 million of borrowings outstanding under the working capital facility and excess availability was $18.1 million.

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

Cash as of May 29, 2008 increased to $1.6 million from $.9 million as of the end of fiscal year 2008.

Receivables, net as of May 29, 2008 increased to $52.2 million from $44.5 million as of the end of fiscal year 2008.  The increase is attributable to a change in payments terms for a significant customer and timing of customer payments.

Property, plant and equipment, net as of May 29, 2008 decreased to $293.3 million from $296.6 million as of the end of fiscal year 2008.  This decrease relates to depreciation expense for the period offset partially by capital expenditures for the period.

Revolving line of credit amount outstanding as of May 29, 2008 increased to $18.0 million from $9.8 million as of the end of fiscal year 2008 primarily due to increased borrowing to pay the semi-annual interest payments due on the Notes and funding of increases in accounts receivable.

Accrued interest as of May 29, 2008 decreased to $3.8 million from $8.3 million as of the end of fiscal year 2008 due primarily to the timing of semi-annual interest payments on the Notes.

Stockholders’ equity as of May 29, 2008 was $48.5 million compared to $47.3 as of the end of fiscal year 2008.  The increase is primarily attributable to the net income generated for the three-month period.

Critical Accounting Policies

Our critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008.  The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities.  We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances.  However, actual results may vary from these estimates under different assumptions or conditions.

New Accounting Pronouncements

In September 2006, the FASB issued FAS 157.  We were required to adopt the provisions of FAS 157 effective March 1, 2008.  FAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed.  FAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data.  The adoption of FAS 157 did not have a material impact our results of operations and financial position.

In February 2007, the FASB issue FAS 159.  This Standard permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  FAS 159 was effective as of the beginning of fiscal 2009 and the Company chose not to adopt these fair value provisions.

In December 2007, the FASB issued FAS 141 (R) and FAS 160.  These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.  FAS 141 (R) is required to be adopted concurrently with FAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.  We are currently assessing the impact that FAS 141 (R) and FAS 160 will have on our results of operations and financial position.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In March 2004, we completed a private offering of the Notes.  In connection with the acquisition of CityForest in March 2007, we issued and sold approximately $20.0 million of Additional Notes and assumed $18.4 million of additional debt.  In connection with our recent acquisition by Cellu Tissue-Hauppauge and Cellu Tissue-Thomaston, we issued and sold approximately $40.0 million of New Notes. We also have the ability to borrow under our revolving line of credit, up to $60.0 million, of which as of May 29, 2008 we have outstanding borrowings of $18.0 million.  Furthermore, we borrowed an additional $12.1 million under the revolving line of credit to finance a portion of our recent acquisition.  As a result, we are highly leveraged.  The interest on our revolving line of credit fluctuates based on prime plus .50% or LIBOR plus 1.75% depending on whether our borrowing is based on prime or LIBOR rates.

We have minimal foreign currency translation risk.  All international sales, other than sales originating from our Canadian subsidiary, are denominated in U. S. dollars.  Due to our Canadian operations, however, we could be adversely affected by unfavorable fluctuations in foreign currency exchange rates.

We are also subject to commodity price risk associated with fluctuations in energy and pulp costs.  We currently use derivative financial instruments to offset a portion of our exposure to market risk arising from changes in the price of natural gas.  We also continue to take advantage of spot prices on pulps to minimize market risk arising from changes in pulp costs.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended February 29, 2008 have not materially changed.

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

Cellu Tissue Holdings, Inc.

Date:	July 11, 2008	/s/ Russell C. Taylor
Mr. Russell C. Taylor
President and Chief Executive Officer

Date:	July 11, 2008	/s/ David J. Morris
Mr. David J. Morris
Senior Vice President, Finance and Chief
Financial Officer