Form 10-Q
period 2008-08-28
Cellu Tissue Holdings, Inc.
filed 2008-10-10
CIK 1295976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 28, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☒    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☒

The number of shares outstanding of each of the registrant’s classes of common stock as of October 2, 2008:

Title of Class	Shares Outstanding
Common Stock, $.01 par value	100

CELLU TISSUE HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED AUGUST 28, 2008

PART I FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	August 28, 2008	August 30, 2007	August 28, 2008	August 30, 2007

Net sales	$128,956,594	$109,000,321	$240,452,677	$212,201,107
Cost of goods sold	117,009,124	97,233,784	216,353,603	192,142,452
Gross profit	11,947,470	11,766,537	24,099,074	20,058,655

Selling, general and administrative expenses	4,163,350	4,519,992	9,123,192	9,002,729
Terminated acquisition-related transaction costs	65,044	—	140,044	—
Stock compensation expense	226,987	186,203	445,493	419,322
Income from operations	7,492,089	7,060,342	14,390,345	10,636,604

Interest expense, net	6,061,057	5,102,666	11,040,745	10,121,760
Amortization expense	802,435	—	802,435	—
Foreign currency loss	127,700	196,110	84,620	520,408
Other expense (income)	8,910	(40,261)	38,418	(82,500)
Income before income tax expense	491,987	1,801,827	2,424,127	76,936

Income tax expense	153,964	731,997	869,049	117,590
Net income (loss)	$338,023	$1,069,830	$1,555,078	$(40,654)

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 28	February 29
	2008	2008
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,603,631	$883,388
Receivables, net	62,634,374	44,542,337
Inventories	42,264,035	33,996,439
Prepaid expenses and other current assets	3,700,042	3,745,989
Income tax receivable	142,966	177,281
Deferred income taxes	5,429,241	7,157,191
TOTAL CURRENT ASSETS	116,774,289	90,502,625
PROPERTY, PLANT AND EQUIPMENT, NET	293,582,902	296,597,888
GOODWILL	30,735,577	6,970,001
OTHER INTANGIBLES, NET	38,113,879	8,750,314
OTHER ASSETS	2,148,254	1,491,218
TOTAL ASSETS	$481,354,901	$404,312,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$23,000,000	$9,800,000
Accounts payable	26,603,319	24,055,782
Accrued expenses	22,791,970	18,860,526
Accrued interest	8,930,654	8,253,915
Other current liabilities	15,592,442	15,000,000
Current portion of long-term debt	760,000	760,000
TOTAL CURRENT LIABILITIES	97,678,385	76,730,223
LONG-TERM DEBT, LESS CURRENT PORTION	241,507,873	198,086,944
DEFERRED INCOME TAXES	60,660,034	62,008,004
OTHER LIABILITIES	20,127,373	20,148,590
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Capital in excess of par value	62,482,173	47,035,214
Accumulated deficit	(644,537)	(2,199,615)
Accumulated other comprehensive (loss) income	(456,401)	2,502,685
TOTAL STOCKHOLDERS’ EQUITY	61,381,236	47,338,285
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$481,354,901	$404,312,046

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	August 28, 2008	August 30, 2007

Cash flows from operating activities
Net income (loss)	$1,555,078	$(40,654)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	445,493	382,500
Deferred income taxes	379,980	(1,473,753)
Accretion of debt discount	600,929	304,776
Amortization of bond costs	70,197
Amortization of intangibles	802,435	—
Depreciation	11,207,926	12,194,748
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(10,094,518)	(3,565,303)
Inventories	(611,272)	406,347
Prepaid expenses, other current assets and income tax receivable	254,655	(2,128,067)
Other	(665,725)	458,540
Accounts payable, accrued expenses and accrued interest	2,779,721	6,685,112
Total adjustments	5,169,821	13,264,900
Net cash provided by operating activities	6,724,899	13,224,246

Cash flows from investing activities
Cash paid for acquisition, net of cash acquired	(63,829,401)	(43,617,819)
Capital expenditures	(4,820,549)	(6,940,787)
Net cash used in investing activities	(68,649,950)	(50,558,606)

	Six Months Ended
	August 28, 2008	August 30, 2007

Cash flows from financing activities
Borrowings on revolving line of credit,net	13,200,000	2,600,000
Payments of long-term debt	(380,000)	—
Equity investment by shareholders	15,001,466	—
Debt issuance costs	(847,813)	—
Net proceeds form bond offering	36,900,000	20,000,000
Net cash provided by financing activities	63,873,653	22,600,000

Effect of foreign currency	(228,359)	809,065
Net increase (decrease) in cash and cash equivalents	1,720,243	(13,925,295)
Cash and cash equivalents at beginning of period	883,388	16,260,601
Cash and cash equivalents at end of period	$2,603,631	$2,335,306

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

August 28, 2008

Note 1 Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements include the accounts of Cellu Tissue Holdings, Inc.  (“Cellu Tissue” or the “Company” ) and its wholly owned subsidiaries.  The Company is a wholly owned subsidiary of Cellu Paper Holdings, Inc. (the “Parent”), which is a wholly owned subsidiary of Cellu Parent Corporation (“Cellu Parent”).

These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and six months ended August 28, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2009.  For further information, refer to the Company’s consolidated financial statements and footnotes thereto as of February 29, 2008 and for the year then ended contained in the Company’s Annual Report on Form 10-K, from which the consolidated balance sheet at February 29, 2008 has been derived and the Company’s latest Current Reports on Form 8-K, each as filed with the Securities and Exchange Commission (“SEC”).

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share-Based Payments, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using the fair-value-based method and the recording of compensation expense in the Company’s consolidated statements of operations.  Cellu Parent has one share-based payment arrangement under the 2006 Stock Option and Restricted Stock Plan (the “Plan”).  Under the Plan, the administrator of the Plan (the “Plan Administrator”) may make awards of options to purchase shares of common stock of Cellu Parent and/or awards of restricted shares of common stock of Cellu Parent.  A maximum of 8,095 shares of common stock of Cellu Parent may be delivered in satisfaction of awards under the Plan, determined net of shares of common stock withheld by Cellu Parent in payment of the exercise price of an award or in satisfaction of tax withholding requirements.  Key employees and directors of, and consultants and advisors to, Cellu Parent or its affiliates who, in the opinion of the Plan Administrator, are in a

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 1 Basis of Presentation and Significant Accounting Policies (continued)

position to make a significant contribution to the success of Cellu Parent and its affiliates are eligible to participate in the Plan.   Stock options are granted with a strike price at the estimated fair value of the Cellu Parent’s stock on the date of grant and have a 10-year term.  Generally, stock option grants vest ratably over four years from the date of grant.  The following describes how certain assumptions affecting the estimated fair value of stock options are determined.  The dividend yield is zero; the volatility is based on historical market value of the Cellu Parent’s stock; and the risk-free interest rate is based on U.S. Treasury securities.   The Company uses historical data in order to estimate exercise, termination and holding period behavior for valuation purposes. The fair value of the stock option grant was estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average assumptions used to value the grants were no dividend yield; 55% volatility; 1.4% risk free interest rate; and 10-year expected life.  The weighted average fair value of stock options granted was $498.18 per share and the unrecognized total compensation cost as of August 28, 2008 related to nonvested awards is $543,256.

A summary of the outstanding options as of August 28, 2008 and the activity during the six months then ended is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, February 29, 2008	1,125	$733.67	8.59 Years
Forfeited	(125)	979.25	8.86 Years
Granted	444	942.99	9.85 Years
Outstanding, August 28, 2008	1,444	776.77	8.95 Years

Exercisable, August 28, 2008	356	620.57	8.45 Years

On August 6, 2007, Cellu Parent entered into a Restricted Stock Agreement with the Company’s newly appointed Chief Financial Officer, pursuant to which Cellu Parent granted 700 restricted shares of its common stock to the named individual pursuant to the Plan.  The shares will vest and cease to be restricted in four equal annual installments commencing on August 6, 2008, as long as the named individual is continuously employed by the Company until such vesting date with respect to his shares.  Any restricted stock outstanding at the time of a Covered Transaction (as defined in the Plan) shall become vested and cease to be restricted stock at the time of a change in control.  Additionally, Cellu Parent has agreed to pay an amount to the named individual equal to an amount that would be included in such individual’s gross income and payable as income

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 1 Basis of Presentation and Significant Accounting Policies (continued)

tax as a result of making a Section 83(b) election under the Internal Revenue Code of 1986, as amended.  The named individual has made a timely Section 83(b) election.

On June 12, 2006, Cellu Parent entered into Restricted Stock Agreements with each of the Company’s Chief Executive Officer, Chief Operating Officer and the then Chief Financial Officer, pursuant to which Cellu Parent granted 3,778 restricted shares of its common stock to the Chief Executive Officer and 1,349 restricted shares of its common stock to each of the other two named individuals pursuant to the Plan.  The shares will vest and cease to be restricted in four equal annual installments commencing on June 12, 2007, as long as the named individual, as the case may be, is continuously employed by the Company until each such vesting date with respect to his or her shares.  Any restricted stock outstanding at the time of a Covered Transaction (as defined in the Plan) shall become vested and cease to be restricted stock at the time of a change in control.  Additionally, the Parent has agreed to pay an amount to the named individuals equal to an amount that would be included in such individuals’ gross income and payable as income tax as a result of making a Section 83(b) election under the Internal Revenue Code of 1986, as amended.  All named individuals have made a timely Section 83(b) election.

Effective July 31, 2007, the then Chief Financial Officer resigned and forfeited three-fourths of the individual’s restricted stock grant, and accordingly, the Company only recorded compensation expense associated with this individual’s grant through June 12, 2007 as all other shares were forfeited and no compensation expense is required to be recognized for forfeited shares.

For the three and six months ended August 28, 2008, the Company has recorded $179,078 and $356,188, respectively of compensation expense related to the above restricted stock grants.   For the three and six months ended August 30, 2007 the Company has recorded $152,822 and $326,944, respectively of compensation expense related to the vesting of the grants at that time in accordance with SFAS 123R.

Derivatives and Hedging

The Company uses derivative financial instruments to offset a substantial portion of its exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as hedges of specific quantities of natural gas expected to be purchased in future months.    These contracts are held for purposes other than trading and are designated as cash flow hedges.  The Company measures hedge effectiveness by formally assessing, at least quarterly, the correlation of the expected future cash flows of the hedged item and the derivative hedging instrument.  The ineffective portions of the hedges, which are not material for any period presented, are immediately recognized in earnings.  The Company

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 1 Basis of Presentation and Significant Accounting Policies (continued)

measures fair value of its derivative financial instruments in accordance with SFAS 157.  SFAS 157 defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

Level 1-Inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2-Inputs utilize data points that are observable such as quoted prices, interest rate and yield curves.

Level 3-Inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

Derivatives are reported at fair value utilizing Level 2 inputs.  The fair value of these cash flow hedging instruments was a liability of $.6 million and an asset of $.2 million as of August 28, 2008 and February 29, 2008, respectively.  During the next 12 months, the entire $.6 million will be reclassified to earnings consistent with the timing of the underlying hedged transactions.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 157,”Fair Value Measurements” (“SFAS 157”).  The Company was required to adopt the provisions of SFAS 157 effective March 1, 2008.  SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed.  FAS157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data.  The adoption of FAS No. 157 did not have a material impact on the Company’s results of operations and financial position.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 1 Basis of Presentation and Significant Accounting Policies (continued)

In February 2007, the FASB issued Financial Accounting Standards No.159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”).  This Standard permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 was effective as of the beginning of fiscal 2009 and the Company chose not to adopt these fair value provisions.

In December 2007, the FASB issued Financial Accounting Standards No. 141 (R), “Business Combinations” (“SFAS 141 (R)”), and Financial Accounting Standards No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.  SFAS 141 (R) is required to be adopted concurrently with FAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.  The Company is currently assessing the impact that SFAS 141 (R) and SFAS 160 will have on its results of operations and financial position.

In March 2008, the FASB issued Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires entities to provide enhanced disclosures about derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008.  The Company is currently assessing the impact that SFAS 161 will have on its results of operations and financial position.

Note 2 Inventories

Components of inventories are as follows:

	August 28, 2008	February 29, 2008

Finished goods	$24,836,058	$17,961,802
Raw materials	5,120,073	7,073,131
Packaging materials and supplies	12,529,168	9,082,592
	42,485,299	34,117,525
Inventory reserves	(221,264)	(121,086)
	$42,264,035	$33,996,439

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 3 Acquisitions

On July 2, 2008, the Company, through two newly created, wholly-owned subsidiaries, Cellu Tissue – Hauppauge, LLC (“Cellu Hauppauge”) and Cellu Tissue – Thomaston, LLC (“Cellu Thomaston”) consummated the acquisition of certain assets, and assumption of certain liabilities, from Atlantic Paper & Foil Corp. of N.Y., Atlantic Lakeside Properties, LLC, Atlantic Paper & Foil, LLC, Atlantic Paper & Foil of Georgia, LLC and Consumer Licensing Corporation (collectively, the “Sellers”) pursuant to a definitive asset purchase agreement (the “Purchase Agreement”) between Cellu Tissue and the Sellers.  The aggregate purchase price paid was $68,000,000, including a cash payment at closing of $61,700,000 and the issuance of a promissory note by Cellu Tissue to Atlantic Paper & Foil Corp. of N.Y. in the principal amount of $6,300,000 (the “Seller Note”), plus the assumption of certain liabilities.  The Company also incurred $2.1 million of transaction related costs.  The purchase price is subject to certain post-closing working capital adjustments.  The acquisition of assets and assumption of liabilities is referred to as the “APF Acquisition” and the acquired business is referred to as “APF”.  The Company financed the cash portion of the purchase price with cash on-hand, the borrowings described below (Note 4) and an equity contribution from the Parent, which was funded through the issuance of Cellu Parent stock to Weston Presidio and certain members of management.

The APF Acquisition has been accounted for as a purchase in accordance with the provisions of SFAS 141 and, accordingly, the consolidated statement of operations includes the results of APF during the three and six months ended August 28, 2008 from the date of acquisition.  The acquisition has resulted in the recognition of goodwill, which is attributable to our Tissue segment and will be deductible for tax purposes.  Goodwill reflects the future earnings and cash flow potential of the acquired business in excess of fair values that are assigned to all other identifiable assets and liabilities.  Goodwill arises because the purchase price paid reflects factors including the strategic fit and expected synergies this business brings to existing operations.  Purchase price allocations are subject to refinement until all pertinent information is obtained.    The Company has preliminarily allocated the purchase price over the net assets acquired in the acquisition based on its estimates of the fair value of assets and liabilities as follows:

Purchase price allocated to:
Current assets, primarily accounts receivable and inventories	$15,860,042
Property, plant and equipment	5,306,225
Goodwill	23,765,576
Noncompete agreements	12,770,000
Customer lists	17,340,000
Trademarks	56,000
Current liabilities	(4,968,441)
Total	$70,129,402

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 3 Acquisition (continued)

The Company has estimated the fair value of the assets and liabilities of the APF Acquisition, utilizing information available at the time the Company’s unaudited interim financial statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained. The Company is in the process of finalizing outside third-party appraisals of the tangible and intangible assets and has recorded the preliminary fair market values.   Furthermore, depreciation has been calculated on the fair value assigned to the tangible fixed assets based on an average remaining 10-year life.   Intangible assets are being amortized on a straight-line basis, assuming no significant residual value, over the following lives:  noncompete agreements-5 years, customer lists-7 years and trademarks- 3 years.  The fair value assigned and actual lives used in calculating depreciation and amortization will be finalized with the aforementioned appraisals.  Accordingly, the purchase price allocations are preliminary with respect to these items and also with respect to finalizing the transferability of tax credits and other minor items.

The results of APF’s operations from the July 2, 2008 date of acquisition are primarily included in the Company’s tissue segment.  Part of the acquisition related to the foam business, which the Company will show as a separate segment (see Note 6).  Unaudited pro forma results of operations for the three and six months ended August 28, 2008 and August 30, 2007, as if the Company and APF had been combined as of March 1, 2007, are presented below.  The pro forma results include estimates and assumptions, which the Company’s management believes are reasonable.  However, the pro forma results do not include any cost savings or other effects of the planned integration of APF and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended August 28, 2008 (1)		Three Months Ended August 30, 2007 (1)
	As Filed	Pro Forma	As Filed	Pro Forma
	(in thousands)		(in thousands)
Net sales	$128,957	$141,009	$109,000	$129,132
Operating income	$7,492	$8,330	$7,060	$10,201
Net income	$338	$721	$1,070	$3,727

(1) Pro forma operating results include the operating results for APF for the three months ended June 30, 2008 and 2007, as APF was previously a calendar year-end company.  The “as filed” operating results include the operating results for APF for the period from the acquisition date (July 2, 2008) to August 28, 2008.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 3 Acquisition (continued)

	Six Months Ended August 28, 2008 (1)		Six Months Ended August 30, 2007 (1)
	As Filed	Pro Forma	As Filed	Pro Forma
	(in thousands)		(in thousands)
Net sales	$240,453	$272,828	$212,201	$249,764
Operating income	$14,390	$16,564	$10,637	$15,354
Net income (loss)	$1,555	$2,722	$(41)	$3,779

(1) Pro forma operating results include the operating results for APF for the six months ended June 30, 2008 and 2007, as APF was previously a calendar year-end company.  The “as filed” operating results include the operating results for APF for the period from the acquisition date (July 2, 2008) to August 28, 2008.

On March 21, 2007, the Company executed a definitive merger agreement (the “Acquisition Agreement”) with CityForest Corporation (“CityForest”), Cellu City Acquisition Corporation (“Cellu City Merger Sub”) and Wayne Gullstad as the shareholders’ representative.  Pursuant to the Acquisition Agreement, and subject to the terms and conditions therein, Cellu City Merger Sub, a wholly owned subsidiary of the Company, merged with and into CityForest, with CityForest surviving and becoming a wholly owned subsidiary of the Company (the “CityForest Acquisition”).  The aggregate merger consideration (including assumption of $18.4 million in aggregate principal amount of industrial revenue bonds) was approximately $61.0 million subject to certain working capital and net cash adjustments.  Total cash paid for the acquisition of $46.8 million (purchase price of $61.0 million less assumed indebtedness of $18.4 million plus restricted cash and other miscellaneous adjustments of $1.6 million and acquisition costs of $2.6 million) was financed in part by issuance of unregistered 9 3/4% Senior Secured Notes due 2010 of approximately $20.0 million, borrowings on a revolving line of credit ($17.4 million) and available cash on hand.

The CityForest Acquisition has been accounted for as a purchase in accordance with the provisions of SFAS 141 and, accordingly, the consolidated statements of operations includes the results of CityForest during the three months and six months ended August 28, 2008, during the three months ended August 30, 2007 and during the six months ended August 30, 2007 from the date of acquisition.

The results of CityForest’s operations from the date of acquisition (March 21, 2007) are included in the Company’s tissue segment. Unaudited pro forma results of operations for the six months ended August 30, 2007, as if the Company and CityForest had been combined as of March 1, 2007, are presented below.  The pro forma results include estimates and assumptions, which the Company’s management believes are reasonable.  However, the pro forma results do not include any cost savings or other effects of the planned integration of CityForest and are not necessarily indicative of the results which

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 3 Acquisition (continued)

would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Six Months Ended August 30, 2007 (1)
	As Filed	Pro Forma
	(in thousands)
Net sales	$212,201	$214,911
Operating income	$10,637	$11,223
Net (loss) income	$(41)	$520

(1) Pro forma operating results include the operating results for CityForest for the six months ended August 30, 2007. The “as filed” operating results include the operating results for CityForest for the period from the acquisition date (March 21, 2007) to August 30, 2007.

Note 4 Long-Term Debt

Long-term debt consists of the following:

	August 28, 2008	February 29, 2008

9 ¾% senior secured notes due 2010	$222,255,572	$182,255,572
Less discount	(3,782,699)	(1,283,628)
	218,472,873	180,971,944
Industrial revenue bond payable, in semi-annual installments, plus variable interest, due March 1, 2028	17,495,000	17,875,000
Seller Note payable, quarterly interest payments only at 12% annum, with principal due July 2, 2011	6,300,000	—
	242,267,873	198,846,944
Less current portion of debt	760,000	760,000
	$241,507,873	$198,086,944

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 4 Long-Term Debt (continued)

9 ¾% Senior Secured Notes due 2010

In March 2004, the Company completed a private offering of $162.0 million aggregate principal amount of 9 ¾% senior secured notes due 2010 (the “Original Notes”) pursuant to and are governed by the Indenture, dated as of March 12, 2004 (as amended and supplemented, the “Cellu Tissue Indenture”) among the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as successor trustee to the Bank of New York (the “Trustee”).  In connection with the CityForest Acquisition (see Note 3), the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Wingate Capital Ltd.  (“the Purchaser”), dated March 21, 2007, pursuant to which it issued and sold $20.3 million aggregate principal amount of 9 ¾% senior secured notes due 2010 (“First Additional Notes”) to the Purchaser for the purchase price of $20.0 million, which is equal to 98.7383% of the aggregate principal amount of the Additional Notes.  The First Additional Notes were issued pursuant to and are governed by the Cellu Tissue Indenture.

In connection with the APF Acquisition (see Note 3) the Company entered into Note Purchase Agreements (the “Note Purchase Agreements”, or “Second Additional Notes”) with each of (i) GMAM Investment Funds Trust II, for the account of the Promark Alternative High Yield Bond Fund (Account No. 7M2E), GMAM Investment Funds Trust, General Motors Welfare Benefit Trust (VEBA), GMAM Investment Funds Trust II for the account of the Promark Alternative High Yield Bond Fund (Account No. 7MWD), DDJ High Yield Fund, Multi-Style, Multi-Manager Funds PLC The Global Strategic Yield Fund (f/k/a Multi-Style, Multi-Manager Funds PLC The Global High Yield Fund), DDJ Capital Management Group Trust, Stichting Pensioenfonds Hoogovens, Caterpillar Inc. Master Retirement Trust, J.C. Penney Corporation, Inc. Pension Plan Trust, Stichting Bewaarder Interpolis Pensioenen Global High Yield Pool, DDJ/Ontario OS Investment Sub II, Ltd. and Stichting Pensioenfonds Metaal en Techniek, (ii) Claren Road Credit Master Fund, Ltd. and (iii) UBS High Yield Relationship Fund, a series of the UBS Relationship funds (the “Purchasers”), dated July 2, 2008, pursuant to which the Company issued and sold $40,000,000 aggregate principal amount of unregistered 9 3/4% Senior Secured Notes due 2010 (“Second Additional Notes”) to the Purchasers for the purchase price of $36,900,000 which is equal to 92.25% of the aggregate principal amount of the Second Additional Notes (together with the Original Notes and the First Additional Notes, the “Notes”).  The Second Additional Notes were issued pursuant to and are governed by the Cellu Tissue Indenture.

The Notes mature on March 15, 2010 and require semi-annual interest payments on March 15 and September 15.  The Notes are collateralized by a senior secured interest in substantially all of the Company’s assets.  The Cellu Tissue Indenture contains certain covenants, including limitations on certain restricted payments, the incurrence of

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 4 Long-Term Debt (continued)

additional indebtedness and the sale of certain assets.  The Cellu Tissue Indenture has been amended by two subsequent amendments pursuant to which CityForest, Cellu Happauge and Cellu Thomaston became parties to the Cellu Tissue Indenture as subsidiary guarantors (collectively, the “Additional Guarantors”).  As subsidiary guarantors, the Additional Guarantors, on a joint and several basis, with all the existing subsidiary guarantors, fully, unconditionally and irrevocably guarantee the obligations of Cellu Tissue under the Cellu Tissue Indenture and Notes.  The Notes are unconditionally guaranteed by all of the Company’s subsidiaries.

Seller Note Payable

As part of the financing of the APF acquisition, the Company entered into the Seller Note in the principal amount of $6,300,000.  Interest only at 12% is payable on the note in quarterly installments with the principal due July 2, 2011.

Credit Agreement

The Company entered into a Credit Agreement, dated as of June 12, 2006 (the “Credit Agreement”), among Cellu Tissue, as U.S. Borrower, Interlake Acquisition Corporation Limited (“Interlake”), a subsidiary of Cellu Tissue, as Canadian Borrower, Parent, the other loan guarantors party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent the “U.S. Administrative Agent”), JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent (the “Canadian Administrative Agent”) and the other lenders party thereto.  The Credit Agreement provides for a $35.0 million working capital facility, which was subseqeuently increased to $60.0 million (see discussion following), including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. An amount equal to $32.0 million, which was subsequently increased to $57.0 million (see discussion following), is available, in U.S. dollars, to the U.S. Borrower under the facility and an amount equal to $3.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility.  Borrowings of $17.4 million were made to finance a portion of the CityForest Acquisition and borrowings of $12.1 million were made to finance a portion of the APF Acquisition. As of August 28, 2008, there was $23.0 million of borrowings outstanding under the working capital facility and excess availability was $30.2 million.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 4 Long-Term Debt (continued)

Cellu Tissue has entered into a First Amendment, dated March 21, 2007 (the “First Amendment”), to the Credit Agreement dated June 12, 2006 (as amended by the First Amendment, the “Amended Credit Agreement”) among Cellu Tissue, Interlake, certain subsidiaries of Cellu Tissue, the Parent, the U.S. Administrative Agent and the Canadian Administrative Agent.

The First Amendment (1) increases the working capital facility from $35.0 million to $40.0 million, (2) permits the issuance and sale by the Company of the First Additional Notes, (3) provides for the consummation of the CityForest Acquisition and the conversion by CityForest from a Minnesota corporation to a Minnesota limited liability company, (4) permits the assumption of approximately $18.4 million in aggregate principal amount of indebtedness of CityForest in connection with the CityForest Acquisition in accordance with the terms of the CityForest Bond Documents (as defined below under “CityForest Bond Documents”), and (5) permits the guarantee by Cellu Tissue of certain obligations of CityForest under the CityForest Bond Documents.  In connection with the First Amendment, CityForest became a guarantor of the obligations of the borrowers under the Amended Credit Agreement.

The Company has entered into a Second Amendment, dated July 2, 2008 (the “Second Amendment”), to the Credit Agreement dated June 12, 2006 (as amended by the First Amendment, as Amended, and the Second Amendment, “Credit Agreement, as Amended”), among Cellu Tissue, Interlake, certain subsidiaries of Cellu Tissue, the Parent, the U.S. Administrative Agent and the Canadian Administrative Agent.

The Second Amendment (1) increases the working capital facility from $40.0 million to $60.0 million, (2) permits the issuance and sale by Cellu Tissue of the Second Additional Notes, (3) provides for the consummation of the APF Acquisition and (4) permits the issuance of the Seller Note.  In connection with the Second Amendment, Cellu Hauppauge and Cellu Thomaston became guarantors of the obligations of the borrowers under the Credit Agreement, as Amended.

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

The Reimbursement Agreement contains various affirmative and negative covenants customary for working capital and term credit facilities, as well as additional covenants relating to the Bonds.  The negative covenants include limitations on: indebtedness; liens; acquisitions, mergers and consolidations; investments; guarantees; asset sales; sale and leaseback transactions; dividends and distributions; transactions with affiliates; capital expenditures; and changes to the status of the Bonds. CityForest is also required to comply on a quarterly basis with a maximum leverage covenant and a minimum fixed charge coverage covenant. The Reimbursement Agreement also contains customary events of default, including:  payment defaults; breaches of representations and warranties; covenant defaults; cross-defaults to certain other debt, including the First Additional Notes and indebtedness under the Amended Credit Agreement; certain events of bankruptcy and insolvency; judgment defaults; certain defaults related to the Employee Retirement Income Security Act of 1974, as amended; and a change of control of CityForest or the Company.

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

Note 5 Debt and Note Issuance Costs

In connection with the financing related to the APF acquisition, the Company incurred approximately $225,000 and $623,000 of costs related to the amendment to the credit agreement and note issuance, respectively.  These costs have been capitalized as of the date of financing and are being amortized over the respective terms of the financing.  The debt issuance costs and related accumulated amortization balances as of August 28, 2008 are as follows:

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 5 Debt and Note Issuance Costs (continued)

August 28, 2008

Debt issuance costs-credit agreement	$225,171
Note issuance costs	622,641
847,812
Accumulated amortization	(70,197)
$777,615

These costs, net of accumulated amortization, are included in other assets on the balance sheet as of August 28, 2008.

Note 6 Comprehensive (Loss) Income

The components of comprehensive (loss) income for the three months and six months ended August 28, 2008 and August 30, 2007 are as follows:

	Three Months Ended		Six Months Ended
	August 28, 2008	August 30, 2007	August 28, 2008	August 30, 2007
Net income (loss)	$338,023	$1,069,830	$1,555,078	$(40,654)
Foreign currency translation adjustments	(2,013,787)	370,020	(2,162,195)	809,065
Change in derivative (loss) gain	(688,705)	(643,300)	(796,891)	(633,170)
Comprehensive (loss) income	$(2,364,469)	$796,550	$(1,404,008)	$135,241

Note 7 Business Segments

The Company operates in three business segments:  tissue, machine-glazed paper and foam.  The foam business segment was added in connection with the APF Acquisition (see Note 3).  The Company assesses the performance of its business segments using income from operations.  Income from operations excludes interest income, interest expense, other income (expense), income tax expense, amortization expense and the impact of foreign currency gains and losses. A portion of corporate and shared expenses is allocated to each segment.  Segment information for the three months and six months ended August 28, 2008 and August 30, 2007 follows:

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 7 Business Segments (continued)

	Three Months Ended		Six Months Ended
	August 28, 2008	August 30, 2007	August 28, 2008	August 30, 2007
Net Sales
Tissue	$100,243,312	$83,494,959	$183,902,571	$161,130,856
Machine-glazed paper	27,850,494	25,505,362	55,687,318	51,070,251
Foam	862,788	—	862,788	—
Consolidated	$128,956,594	$109,000,321	$240,452,677	$212,201,107

Income from operations
Tissue	$6,994,577	$6,383,420	13,346,000	$10,466,397
Machine-glazed paper	318,855	676,922	865,688	170,207
Foam	178,657	—	178,657	—
Consolidated	7,492,089	7,060,342	14,390,345	10,636,604
Interest expense, net	(6,061,057)	(5,102,666)	(11,040,745)	(10,121,760)
Amortization expense	(802,435)	—	(802,435)	—
Net foreign currency transaction loss	(127,700)	(196,110)	(84,620)	(520,408)
Other (expense) income	(8,910)	40,261	(38,418)	82,500
Income before income tax expense	$491,987	$1,801,827	$2,424,127	$76,936

Capital Expenditures
Tissue	$1,779,412	$3,338,578	$3,808,941	$5,579,729
Machine-glazed paper	421,940	718,584	676,770	971,235
Foam	—	—	—	—
Corporate	144,306	237,279	334,838	389,823
Consolidated	$2,345,658	$4,294,441	$4,820,549	$6,940,787

Depreciation
Tissue	$4,142,518	$4,154,703	$8,270,412	$9,156,870
Machine-glazed paper	1,453,464	1,361,900	2,923,908	3,037,878
Foam	13,606	—	13,606	—
	$5,609,588	$5,516,603	$11,207,926	$12,194,748

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 7 Business Segments (continued)

	August 28, 2008	February 29, 2008
Segment assets
Tissue	$387,236,374	$312,969,171
Machine-glazed paper	87,097,391	84,660,190
Foam	1,902,089	—
Corporate assets	5,119,047	6,682,685
Consolidated	$481,354,901	$404,312,046

Note 8 Goodwill and Other Intangibles, Net

Goodwill, trademarks and other intangibles and related accumulated amortization as of August 28, 2008 and February 29, 2008 are as follows:

	August 28, 2008	February 29, 2008

Goodwill	$30,735,577	$6,970,001

Trademarks	$8,806,314	$8,750,314
Noncompete agreements	12,770,000	—
Customer lists	17,340,000	—
	38,916,314	8,750,314
Accumulated amortization	(802,435)	—
Other Intangibles, Net	$38,113,879	$8,750,314

Intangible assets are being amortized on a straight-line basis, assuming no significant residual value, over the following lives:  noncompete agreements-5 years, customer lists-7 years and trademarks- 3 years.  Annual aggregate amortization expense estimated for each of the 5 succeeding years is approximately $5.0 million.  Amortization expense for the three months and six months ended August 28, 2008 was $802,435.

Note 9 Income taxes

The effective income tax rate for the three months and six months ended August 28, 2008 was 31.3% and 35.9%, respectively compared to 40.6% and 152.8%, respectively for the three months and six months ended August 30, 2007.  Included in the income tax expense for the three months and six months ended August 30, 2007 is approximately $90,000 related to additional Canadian income taxes paid upon completion of the Company’s fiscal year 2007 tax returns.  The effective tax rate for the three months and

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 9 Income Taxes (continued)

six months ended August 30, 2007, without the effect of the additional Canadian income tax expense, was 35.6% and 35.9%, respectively.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of August 28, 2008, the Company has accrued interest and penalties, if any, related to uncertain tax positions.  At August 28, 2008, the Company did not have any unrecognized tax benefits.

The fiscal tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.  As of August 28, 2008, the Company does not expect any material changes to unrecognized tax positions within the next 12 months.

Note 10 Subsequent Events

On August 29, 2008, $15.0 million in contingent consideration in connection with the Agreement and Plan of Merger that the Parent consummated on June 12, 2006 with Cellu Parent , a corporation organized and controlled by Weston Presidio V, L.P. (“Weston Presidio”), and Cellu Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of Cellu Parent and a newly formed corporation indirectly controlled by Weston Presidio was paid out due to the achievement of certain financial targets for fiscal year 2008.  Of the $15 million, $1.3 million was issued in stock of Cellu Parent and $13.7 million was paid out in cash. The $13.7 million was funded by an equity investment of $6.7 million by Weston Presidio to Cellu Parent and $7.0 by Cellu Tissue, which was funded through borrowings on the Company’s revolving line of credit.

On September 29, 2008 the Company entered into the Third Amendment to the Credit  Agreement dated as of June 12, 2006 (as amended by the First Amendment, as Amended and the Second Amendment, as Amended) and as further amended, supplemented or otherwise modified from time to time, by and among the Parent, Cellu Tissue,  Interlake, the Loan Guarantors party thereto, the lenders party thereto,  the US Administrative Agent and the Canadian Administrative Agent.  This Amendment increases the amount of the Canadian Commitments by $2.0 million and reduces the amount of the US Commitments by the same amount.

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

We operate in three business segments:  tissue, machine-glazed paper and foam.  The foam business segment was added in connection with the APF Acquisition (see discussion below).  We assess the performance of our business segments using income from operations.  Income from operations excludes interest income, interest expense, income tax expense, amortization expense, other income (expense) and the impact of foreign currency gains and losses.

Acquisitions

On July 2, 2008, we, through two newly created, wholly-owned subsidiaries, Cellu Hauppauge and Cellu Thomaston consummated the acquisition of certain assets, and assumption of certain liabilities, from Atlantic Paper & Foil Corp. of N.Y., Atlantic Lakeside Properties, LLC, Atlantic Paper & Foil, LLC, Atlantic Paper & Foil of Georgia, LLC and Consumer Licensing Corporation (collectively, the “Sellers”) pursuant to the Purchase Agreement between Cellu Tissue and the Sellers.  The aggregate purchase price paid was $68,000,000, including a cash payment at closing of $61,700,000 and the issuance of a promissory note by Cellu Tissue to Atlantic Paper & Foil Corp. of N.Y. in the principal amount of $6,300,000 (the “Seller Note”), plus the assumption of certain liabilities.  We also incurred $2.1 million of transaction related costs.  The purchase price is subject to certain post-closing working capital adjustments.  The acquisition of assets and assumption of liabilities is referred to as the “APF Acquisition” and the acquired business is referred to as “APF”.  We financed the cash portion of the purchase price with cash on-hand, the borrowings described below and an equity contribution from our Parent, which was funded through the issuance of Cellu Parent stock to Weston Presidio and certain members of management.

The APF Acquisition has been accounted for as a purchase in accordance with the provisions of SFAS 141 and, accordingly, the consolidated statement of operations includes the results of APF during the three and six months ended August 28, 2008 from the date of acquisition.  The acquisition has resulted in the recognition of goodwill, which is attributable to our Tissue segment and will be deductible for tax purposes.  Goodwill reflects the future earnings and cash flow potential of the acquired business in excess of fair values that are assigned to all other identifiable assets and liabilities.  Goodwill arises because the purchase price paid reflects factors including the strategic fit and expected synergies this business brings to existing operations.  Purchase price allocations are subject to refinement until all pertinent information is obtained.  We have preliminarily allocated the purchase price over the net assets acquired in the acquisition based on an estimate of the fair value of assets and liabilities as follows:

Purchase price allocated to:
Current assets, primarily accounts receivable and inventories	$15,860,042
Property, plant and equipment	5,306,225
Goodwill	23,765,576
Noncompete agreements	12,770,000
Customer lists	17,340,000
Trademarks	56,000
Current liabilities	(4,968,441)
Total	$70,129,402

We have estimated the fair value of the assets and liabilities of the APF Acquisition, utilizing information available at the time our unaudited interim financial statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained.  We are in the process of finalizing outside third-party appraisals of our tangible and intangible assets and have recorded the preliminary fair market values.  Furthermore, depreciation has been calculated on the fair value assigned to the tangible fixed assets based on an average remaining 10-year life.  Intangible assets are being amortized on a straight-line basis, assuming no significant residual value, over the following lives:  noncompete agreements-5 years, customer lists-7 years and trademarks- 3 years.  The fair value assigned and actual lives used in calculating depreciation and amortization will be finalized with the aforementioned appraisals.  Accordingly, the purchase price allocations are preliminary with respect to these items and also with respect to finalizing the transferability of tax credits and other minor items.

The results of APF’s operations from the July 2, 2008 date of acquisition are primarily included in our tissue segment.  Part of the acquisition related to the foam business, which we show as a separate segment as noted above.  Unaudited pro forma results of operations for the three and six months ended August 28, 2008 and August 30, 2007, as if we and APF had been combined as of March 1, 2007, are presented below.  The pro forma results include estimates and assumptions, which our management believes are reasonable.  However, the pro forma results do not include any cost savings or other effects of the planned integration of APF and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended August 28, 2008 (1)		Three Months Ended August 30, 2007 (1)
	As Filed	Pro Forma	As Filed	Pro Forma
	(in thousands)		(in thousands)
Net sales	$128,957	$141,009	$109,000	$129,132
Operating income	$7,492	$8,330	$7,060	$10,201
Net income	$338	$721	$1,070	$3,727

(1) Pro forma operating results include the operating results for APF for the three months ended June 30, 2008 and 2007, as APF was previously a calendar year-end company.  The “as filed” operating results include the operating results for APF for the period from the acquisition date (July 2, 2008) to August 28, 2008.

	Six Months Ended August 28, 2008 (1)		Six Months Ended August 30, 2007 (1)
	As Filed	Pro Forma	As Filed	Pro Forma
	(in thousands)		(in thousands)
Net sales	$240,453	$272,828	$212,201	$249,764
Operating income	$14,390	$16,564	$10,637	$15,354
Net income (loss)	$1,555	$2,722	$(41)	$3,779

(1) Pro forma operating results include the operating results for APF for the six months ended June 30, 2008 and 2007, as APF was previously a calendar year-end company.  The “as filed” operating results include the operating results for APF for the period from the acquisition date (July 2, 2008) to August 28, 2008.

On March 21, 2007, we executed the Acquisition Agreement with CityForest, Cellu City Merger Sub and Wayne Gullstad as the shareholders’ representative.  Pursuant to the Acquisition Agreement and subject to the terms and conditions therein, Cellu City Merger Sub, a wholly owned subsidiary of ours, merged with and into CityForest, with CityForest surviving and becoming our wholly owned subsidiary.  The aggregate merger consideration (including assumption of $18.4 million in aggregate principal amount of industrial revenue bonds) was approximately $61.0 million subject to certain working capital and net cash adjustments.  Total cash paid for the acquisition of $46.8 million

(purchase price of $61.0 million less assumed indebtedness of $18.4 million plus restricted cash and other miscellaneous adjustments of $1.6 million and acquisition costs of $2.6 million), was financed in part by the First Additional Notes of approximately $20.0 million, borrowings on a revolving line of credit ($17.4 million) and available cash on hand.

The CityForest Acquisition has been accounted for as a purchase in accordance with the provisions of SFAS 141 and, accordingly, the consolidated statements of operations includes the results of CityForest during the three months and six months ended August 28, 2008, during the three months ended August 30, 2007 and during the six months ended August 30, 2007 from the date of acquisition.  The results of CityForest’s operations are included in our tissue segment.  Unaudited pro forma results of operations for the six months ended August 30, 2007, as if we and CityForest had been combined as of March 1, 2007, are presented below.  The pro forma results include estimates and assumptions, which our management believes are reasonable.  However, the pro forma results do not include any cost savings or other effects of the planned integration of CityForest and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the date indicated, or which may result in the future.

	Six Months Ended August 30, 2007 (1)
	As Filed	Pro Forma
	(in thousands)
Net sales	$212,201	$214,911
Operating income	$10,637	$11,223
Net (loss) income	$(41)	$520

(1) Pro forma operating results include the operating results for CityForest for the six months ended August 30, 2007.  The “as filed” operating results include the operating results for CityForest for the period from the acquisition date (March 21, 2007) to August 30, 2007.

Subsequent Events

On August 29, 2008, $15.0 million in contingent consideration in connection with the Agreement and Plan of Merger that the Parent consummated on June 12, 2006 with the Parent, Weston Presidio and Merger Sub, a wholly owned subsidiary of Cellu Parent and a newly formed corporation indirectly controlled by Weston Presidio was paid out due to the achievement of certain financial targets for fiscal year 2008.  Of the $15 million, $1.3 million was issued in stock of Cellu Parent and $13.7 million was paid out in cash. The $13.7 million was funded by an equity investment of $6.7 million by Weston Presidio to Cellu Parent and $7.0 by Cellu Tissue, which was funded through borrowings on the Company’s revolving line of credit.

On September 29, 2008, the Company entered into the Third Amendment, to the Credit  Agreement dated as of June 12, 2006 (as amended by the First Amendment, as Amended and the Second Amendment, as Amended, and as further amended, supplemented or otherwise modified from time to time, by and among the Paper, Cellu Tissue,  Interlake, the Loan Guarantors party thereto, the lenders party thereto,  the US Administrative Agent and the Canadian Administrative Agent.  This Amendment increases the amount of the Canadian Commitments by $2.0 million and reduces the amount of the US Commitments by the same amount.

Results of Operations for the Three Months Ended August 28, 2008 (the Fiscal 2009 Three-Month Period) compared to the Three Months Ended August 30, 2007 (the Fiscal 2008 Three-Month Period) and the Six Months Ended August 28, 2008 (the Fiscal 2009 Six-Month Period) compared to the Six Months ended August 30, 2007 (the Fiscal 2008 Six-Month Period)

Net sales for the fiscal 2009 three-month period increased $20.0 million, or 18.3%, to $129.0 million from $109.0 million for the comparable period in the prior year. Net sales for the fiscal 2009 six-month period increased $28.3 million, or 13.3%, to $240.5 from $212.2 million for the comparable period in the prior year.  On a company-wide basis, tons sold increased for the fiscal 2009 three-month period and the fiscal 2009 six-month period compared to the comparable periods of fiscal 2008.  For the fiscal 2009 three-month period, we sold 87,036 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products, an increase of 6,887 tons, or 8.6%, compared to the fiscal 2008 three-month period.  For the fiscal 2008 six-month period, we sold 164,485 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products, an increase of 6,231 tons, or 3.9%, compared to the fiscal 2008 six-month period.  Of these increases, $14.0 million of net sales and 7,941 tons sold related to APF.  Net selling price per ton increased from $1,360 and $1,341 for the fiscal 2008 three-month and six-month periods to $1,472 and $1,456 for the fiscal 2009 three-month and six-month periods.

Net sales for our tissue segment for the fiscal 2009 three-month period were $100.2 million, an increase of $16.7 million, or 20.1%, from the comparable period in the prior year.  Net sales for our tissue segment for the fiscal 2009 six-month period were $183.9 million, an increase of $22.8 million, or 14.1%, from the comparable period in the prior year.  These increases are the result of the APF Acquisition, an increase in tonnage sold, primarily in our converting business, and an increase in net selling price per ton over the comparable periods in the prior year.

Net sales for our machine-glazed segment for the 2009 three-month period were $27.9 million, an increase of $2.4 million, or 9.2%, from the comparable period in the prior year.  Net sales for our machine-glazed segment for the 2009 six-month period were $55.7 million, an increase of $4.6 million, or 9.0%, from the comparable period in the prior year.  These increases are driven primarily by an increase in net selling price per ton over the comparable periods in the prior year.

Net sales for our foam segment for the 2009 three-month and six-month periods were $.9 million.  We started reporting with respect to the foam segment following the APF Acquisition.

Gross profit for the fiscal 2009 three-month period increased to $11.9 million from $11.8 million, an increase of $.1 million, or 1.5%, from the comparable period in the prior year.  As a percentage of net sales, gross profit decreased to 9.3% in the fiscal 2009 three-month period from 10.8% in the fiscal 2008 three-month period.  Gross profit for the fiscal 2009 six-month period increased to $24.1 million from $20.1 million, an increase of $4.0 million, or 20.1%, from the comparable period in the prior year. As a percentage of net sales, gross profit increased to 10.0% in the fiscal 2009 six-month period from 9.5% in the fiscal 2008 six-month period.  The decrease in gross profit as a percentage of net sales in the fiscal 2009 three-month period is the result of increased fiber and energy costs over the comparable period in the prior year.  Furthermore, included in cost of goods sold for the fiscal 2009 three-month and six-month periods is approximately $.3 million of a charge reflecting purchase price allocated to inventory in connection with the APF acquisition.

Gross profit for our tissue segment for the fiscal 2009 three-month period was $10.4 million, an increase of $.6 million, or 6.1%, from the comparable period in the prior year.  Gross profit for our tissue segment for the fiscal 2009 six-month period was $20.8 million, an increase of $3.8 million, or 22.4%, from the comparable period in the prior year.

Gross profit for our machine-glazed segment for the fiscal 2009 three-month period was $1.3 million, a decrease of $.7 million, or 34.6%, from the comparable period in the prior year.  Gross profit for our machine-glazed segment for the fiscal 2009 six-month period was $3.1 million consistent with the comparable period in the prior year.

Gross profit for our foam segment for the fiscal 2009 three-month and six-month periods was $.2 million.

As a percentage of net sales, gross profit for the tissue segment decreased to 10.4% in the fiscal 2009 three-month period and increased to 11.3% in the fiscal 2009 six-month period from 11.6% in the fiscal 2008 three-month period and 10.5% in the fiscal 2008 six-month period.  As a percentage of net sales, gross profit for the machine-glazed segment decreased to 4.8% in the fiscal 2009 three-month period and 5.6% in the fiscal 2009 six-month period from 8.0% in the fiscal 2008 three-month period and 6.1% in the fiscal 2008 six-month period.  As a percentage of net sales, gross profit for the foam segment for the three-month and six-month periods was 21.2%.

Selling, general and administrative expenses in the fiscal 2009 three-month period decreased $.3 million, or 7.9%, to $4.2 million from $4.5 million in the fiscal 2008 three-month period.  Selling, general and administrative expenses in the fiscal 2009 six-month period increased $.1 million, or 1.3%, to $9.1 million from $9.0 million in the fiscal 2008 six-month period.  As a percentage of net sales, selling, general and administrative expenses decreased to 3.2% in the fiscal 2009 three-month period and decreased to 3.8% in the fiscal 2009 six-month period from 4.1% and 4.2%, respectively, for the comparable periods in the prior year.  Included in the fiscal 2008 three-month and six-month periods are additional costs incurred in connection with being compliant with Sarbanes Oxley as this was the first year we had to meet such requirements.

Terminated acquisition-related transaction costs for the fiscal 2009 three-month and six-month periods of less than $.1 million and $.1 million, respectively relate to costs incurred in connection with acquisitions that did not transpire.

Stock compensation expense in the fiscal 2009 three-month and six-month periods of $.2 million and $.4 million, respectively, and fiscal 2008 three-month and six-month periods of $.2 and $.4 million, respectively relates to the accounting for restricted stock and stock option grants.

Interest expense, net in the fiscal 2009 three-month period was $6.1 million compared to $5.1 million in the fiscal 2008 three-month period.  Interest expense, net in the fiscal 2009 six-month period was $11.0 million compared to $10.1 million in the fiscal 2008 six-month period.  These increases are due to the additional debt incurred in connection with the APF Acquisition.

Amortization expense in the fiscal 2009 three-month and six-month periods of $.8 million relates to amortization of the intangible assets recorded in connection with the APF Acquisition.

Foreign currency loss in the fiscal 2009 three-month period was a loss of $.1 million and in the fiscal 2009 six-month period was a loss of less than $.1 million compared to a loss of $.2 million and a loss of $.5 million, respectively, for the comparable periods in the prior year.  The fluctuations relate to the change in the Canadian currency period over period.

Income tax expense for the fiscal 2009 three-month period was $.2 million or an effective tax rate of 31.3% compared to income tax expense of $.7 million or an effective tax rate of 40.6% for the fiscal 2008 three-month period.  The income tax expense for the fiscal year 2009 six-month period was $.9 million or an effective tax rate of 35.9% compared to income tax expense of $.1 million or an effective tax rate of 152.8% for the fiscal year 2008 six-month period.  Included in the income tax expense for the fiscal 2008 three-month and six-month periods is approximately $90,000 related to additional Canadian income taxes paid upon completion of our fiscal year 2007 tax returns.  The effective tax expense for the 2008 three-month and six-month periods, without the effect of the additional Canadian income tax expense, was 35.6% and 35.9%, respectively.

Net income for the fiscal 2009 three-month period was $.3 million, compared to net income of $1.1 million for the comparable period in the prior year. Net income for the fiscal 2009 six-month period was a $1.6 million compared to a net loss of less than $.1 million for the comparable period in the prior year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Net cash provided by operations was $6.7 million for the fiscal 2009 six-month period compared to $13.2 million for the fiscal 2008 six-month period.  Non-cash items, consisting of stock-based compensation, deferred income taxes, depreciation and amortization for the fiscal 2009 six-month period totaled $13.5 million compared to $11.4 million for the 2008 fiscal six-month period.    Cash flows used by changes in working capital totaled $8.3 million for the fiscal 2009 six-month period compared to cash flows provided by changes in working capital of $1.8 million in the fiscal 2008 six-month period.  With respect to the changes in accounts receivable and inventory, cash used by these items was $10.7 million for the fiscal 2009 six-month period compared to $3.2 million for the comparable period in the prior fiscal year.  This increase is reflective of a change in payment terms with a key customer, timing of customer payments and an increase in sales.  Cash used by changes in prepaid expenses and other current assets was $.4 million for the fiscal 2009 six-month period compared to $1.7 million for the comparable period in the prior fiscal year.  Cash provided by changes in accounts payable, accrued expenses and accrued interest for the fiscal 2009 six-month period was $2.8 million compared to $6.7 million for the comparable period in the prior year.

Net cash used in investing activities for the fiscal 2009 six-month period was $68.6 million compared to net cash used in investing activities of $50.6 million for the fiscal 2008 six-month period.  The fiscal 2009 six-month period includes $63.8 million of cash paid for the APF Acquisition.  The fiscal 2008 six-month period includes $43.7 million of cash paid for the CityForest Acquisition, net of cash received.  The remaining change relates to the level of capital spending period over period.

Net cash provided by financing activities for the fiscal 2009 six-month period was $63.9 million, primarily related to financing obtained in connection with the APF Acquisition.   Net cash provided by financing activities for the fiscal 2008 six-month period was $22.6 million related to financing obtained in connection with the City Forest Acquisition.

9 3/4% Senior Secured Notes due 2010

In March 2004, we completed a private offering of the Original Notes pursuant to and are governed by the Cellu Tissue Indenture among us, the subsidiary guarantors party thereto and the Trustee.   In connection with the CityForest Acquisition, we entered into the Note Purchase Agreement with the Purchaser, dated March 21, 2007, pursuant to which we issued and sold the First Additional Notes to the Purchaser for the purchase price of $20.0 million, which is equal to 98.7383% of the aggregate principal amount of the Additional Notes.  The First Additional Notes were issued pursuant to and are governed by the Cellu Tissue Indenture.

In connection with the APF Acquisition, we entered into the Note Purchase Agreements with each of the Purchasers, dated July 2, 2008, pursuant to which we issued and sold the Second Additional Notes to the Purchasers for the purchase price of $36,900,000 which is equal to 92.25% of the aggregate principal amount of the Second Additional Notes.  The Second Additional Notes were issued pursuant to and are governed by the Cellu Tissue Indenture.

The Notes mature on March 15, 2010 and require semi-annual interest payments on March 15 and September 15.  The Notes are collateralized by a senior secured interest in substantially all of our assets.  The Cellu Tissue Indenture contains certain covenants, including limitations on certain restricted payments, the incurrence of additional indebtedness and the sale of certain assets.    The Cellu Tissue Indenture has been amended by two subsequent amendments pursuant to which CityForest, Cellu Happauge and Cellu Thomaston became parties to the Cellu Tissue Indenture as subsidiary guarantors (collectively, the “Additional Guarantors”).  As subsidiary guarantors, the Additional Guarantors, on a joint and several basis, with all the existing subsidiary guarantors, fully, unconditionally and irrevocably guarantee the obligations of Cellu Tissue under the Cellu Tissue Indenture and Notes.  The Notes are unconditionally guaranteed by all of the Company’s subsidiaries.

Seller Note Payable

As part of the financing of the APF Acquisition, the Company entered into the Seller Note in the principal amount of $6,300,000.  Interest only at 12% is payable on the note in quarterly installments with the principal due July 2, 2011.

Credit Agreement

We entered into the Credit Agreement, among Cellu Tissue, Interlake, our Parent, the other loan guarantors party thereto, the U.S. Administrative Agent, the Canadian Administrative Agent and the other lenders party thereto.  The Credit Agreement provides for a $35.0 million working capital facility, which was subseqeuently increased to $60.0 million (see discussion following), including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. An amount equal to $32.0 million, which was subsequently increased to $57.0 million (see discussion following), is available, in U.S. dollars, to the U.S. Borrower under the facility and an amount equal to $3.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility.  Borrowings of $17.4 million were made to finance a portion of the CityForest Acquisition and borrowings of $12.1 million were made to finance a portion of the APF Acquisition.   As of August 28, 2008, there was $23.0 million of borrowings outstanding under the working capital facility and excess availability was $30.2 million.

Cellu Tissue has into the First Amendment, to the Credit Agreement dated June 12, 2006 (as amended by the First Amendment, the “Amended Credit Agreement”) among Cellu

Tissue, Interlake, certain subsidiaries of Cellu Tissue, the Parent, the U.S. Administrative Agent and the Canadian Administrative Agent.

The First Amendment (1) increases the working capital facility from $35.0 million to $40.0 million, (2) permits the issuance and sale by us of the First Additional Notes, (3) provides for the consummation of the CityForest Acquisition and the conversion by CityForest from a Minnesota corporation to a Minnesota limited liability company, (4) permits the assumption of approximately $18.4 million in aggregate principal amount of indebtedness of CityForest in connection with the CityForest Acquisition in accordance with the terms of the CityForest Bond Documents (as defined below under “CityForest Bond Documents”), and (5) permits the guarantee by Cellu Tissue of certain obligations of CityForest under the CityForest Bond Documents.  In connection with the First Amendment, CityForest became a guarantor of the obligations of the borrowers under the Amended Credit Agreement.

The Company has entered into the Second Amendment, to the Credit Agreement dated June 12, 2006 (as amended by the First Amendment, as Amended, and the Second Amendment, “Credit Agreement, as Amended”), among Cellu Tissue, Interlake, certain subsidiaries of Cellu Tissue, the Parent, the U.S. Administrative Agent and the Canadian Administrative Agent.

The Second Amendment (1) increases the working capital facility from $40.0 million to $60.0 million, (2) permits the issuance and sale by Cellu Tissue of the Second Additional Notes, (3) provides for the consummation of the APF Acquisition and (4) permits the issuance of the Seller Note.  In connection with the Second Amendment, Cellu Hauppauge and Cellu Thomaston became guarantors of the obligations of the borrowers under the Credit Agreement, as Amended.

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

In addition, we have entered into a Third Amendment to the Credit Agreement which changes the borrowings under the Credit Agreement so that $55.0 million is available, in U.S. dollars, to the U.S. Borrower and $5.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower.

Cash as of August 28, 2008 increased to $2.6 million from $.9 million as of the end of fiscal year 2008.

Receivables, net as of August 28, 2008 increased to $62.6 million from $44.5 million as of the end of fiscal year 2008.  Included in the $62.6 million is $10.0 million of receivables related to APF.  Without the effect of the acquisition, receivables increased $8.1 million from the end of fiscal year 2008 due primarily to a change in payment terms for a significant customer, timing of customer payments and an increase in sales.

Inventory as of August 28, 2008 increased to $42.3 million from $34.0 million as of the end of fiscal year 2008.   Included in the $42.3 million is $7.8 million of inventories related to APF.  Without the effect of the acquisition, inventories increased $.5 million from the end of fiscal year 2008.

Property, plant and equipment, net as of August 28, 2008 decreased to $293.6 million from $296.6 million as of the end of fiscal year 2008.  Included in the $293.6 million of property, plant and equipment, net is $5.3 million related to APF.  Without the effect of the acquisition, property, plant and equipment decreased $8.3 million from the end of fiscal year 2008.  This decrease relates to depreciation expense for the period offset partially by capital expenditures for the period.

Goodwill as of August 28, 2008 increased to $30.7 million from $7.0 million as of the end of fiscal year 2008 due to the acquisition of APF.

Other intangibles, net as of August 28, 2008 increased to $38.1 million from $8.8 million as of the end of fiscal year 2008.  The additions to other intangibles relate to the acquisition of APF.

Other assets as of August 28, 2008 increased to $2.1 million from $1.5 million as of the end of fiscal year 2008 due to debt and bond issuance costs capitalized and included in other assets resulting from the financing in connection with the APF Acquisition.

Revolving line of credit as of August 28, 2008 increased to $23.0 million from $9.8 million as of the end of fiscal year 2008 primarily due to additional borrowings in connection with the financing of the APF Acquisition.

Accounts payable as of August 28, 2008 increased to $26.6 million from $24.1 million as of the end of fiscal year 2008.  Included in the $26.6 million of accounts payable is $3.9 million related to APF.  Without the effect of the acquisition, accounts payable decreased $1.4 million from the end of fiscal year 2008 due to timing of payments.

Accrued expenses as of August 28, 2008 increased to $22.8 million from $18.9 million as of the end of fiscal year 2008.  Included in the $22.8 million of accrued expenses is $2.6 million related to APF.  Without the effect of the acquisition, accrued expenses increased $1.3 million due to timing.

Long-term debt as of August 28, 2008 increased to $242.3 million from $198.8 million as of the end of fiscal year 2008 due to debt incurred to finance the APF Acquisition.

Capital in excess of par value as of August 28, 2008 increased to $62.5 million from $47.0 million as of the end of fiscal year 2008 due to an equity investment by Parent to fund a portion of the APF Acquisition.

Critical Accounting Policies

Our critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2008.  The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities.  We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances.  However, actual results may vary from these estimates under different assumptions or conditions.

Derivatives and Hedging

We use derivative financial instruments to offset a substantial portion of its exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as hedges of specific quantities of natural gas expected to be purchased in future months.    These contracts are held for purposes other than trading and are designated as cash flow hedges.  We measure hedge effectiveness by formally assessing, at least quarterly, the correlation of the expected future cash flows of the hedged item and the derivative hedging instrument.  The ineffective portions of the hedges, which are not material for any period presented, are immediately recognized in earnings.  We measure fair value of our derivative financial instruments in accordance with SFAS 157.  SFAS 157 defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

Level 1-Inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2-Inputs utilize data points that are observable such as quoted prices, interest rate and yield curves.

Level 3-Inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

Derivatives are reported at fair value utilizing Level 2 inputs.   The fair value of these cash flow hedging instruments was a liability of $.6 million and an asset of $.2 million as of August 28, 2008 and February 29, 2008, respectively.  During the next 12 months, the entire $.6 million will be reclassified to earnings consistent with the timing of the underlying hedged transactions.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157.  We were required to adopt the provisions of SFAS 157 effective March 1, 2008.  SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed.  FAS157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data.  The adoption of FAS No. 157 did not have a material impact on our results of operations and financial position.

In February 2007, the FASB issued SFAS 159.  This Standard permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 was effective as of the beginning of fiscal 2009 and we chose not to adopt these fair value provisions.

In December 2007, the FASB issued SFAS 141 (R) and SFAS 160.  These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.  SFAS 141 (R) is required to be adopted concurrently with FAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Early adoption is prohibited.  We are currently assessing the impact that SFAS 141 (R) and SFAS 160 will have on our results of operations and financial position.

In March 2008, the FASB issued SFAS 161.  SFAS 161 requires entities to provide enhanced disclosures about derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008. We are currently assessing the impact that SFAS 161 will have on our results of operations and financial position.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In March 2004, we completed a private offering of the Notes.  In connection with the acquisition of CityForest in March 2007, we issued and sold approximately $20.0 million of First Additional Notes and assumed $18.4 million of additional debt.  In connection with the APF Acquisition, we issued and sold approximately $40.0 million of Second Additional Notes. Our Notes mature on March 15, 2010.  We also have the ability to borrow under our revolving line of credit, up to $60.0 million, of which as of August 28, 2008 we have outstanding borrowings of $23.0 million.  Borrowings of $12.1 million were made to finance a portion of the APF Acquisition.  As a result, we are highly leveraged.    The interest on our revolving line of credit fluctuates based on prime plus .50% or LIBOR plus 1.75% depending on whether our borrowing is based on prime or LIBOR rates.

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

10.1

Asset Purchase Agreement, dated July 2, 2008, between Cellu Tissue Holdings, Inc. and Atlantic Paper & Foil Corp. of N.Y., Atlantic Lakeside Properties, LLC, Atlantic Paper & Foil, LLC, Atlantic Paper & Foil of Georgia, LLC and Consumer Licensing Corporation, as Sellers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 8, 2008).

10.2

Note Purchase Agreement, dated July 2, 2008 between Cellu Tissue Holdings, Inc. and GMAM Investment Funds Trust II, for the account of the Promark Alternative High Yield Bond Fund (Account No. 7M2E), GMAM Investment Funds Trust, General Motors Welfare Benefit Trust (VEBA), GMAM Investment Funds Trust II for the account of the Promark Alternative High Yield Bond Fund (Account No. 7MWD), DDJ High Yield Fund, Multi-Style, Multi-Manager Funds PLC The Global Strategic Yield Fund (f/k/a Multi-Style, Multi-Manager Funds PLC The Global High Yield Fund), DDJ Capital Management Group Trust, Stichting Pensioenfonds Hoogovens, Caterpillar Inc. Master Retirement Trust, J.C. Penney Corporation, Inc. Pension Plan Trust, Stichting Bewaarder Interpolis Pensioenen Global High Yield Pool, DDJ/Ontario OS Investment Sub II, Ltd. and Stichting Pensioenfonds Metaal en Techniek (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 8, 2008).

10.3

Note Purchase Agreement, dated July 2, 2008 between Cellu Tissue Holdings, Inc. and Claren Road Credit Master Fund, Ltd (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 8, 2008).

10.4

Note Purchase Agreement, dated July 2, 2008 between Cellu Tissue Holdings, Inc. and UBS High Yield Relationship Fund, a series of the UBS Relationship funds (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 8, 2008).

10.5

Third Supplemental Indenture, dated July 2, 2008, by and among Cellu Tissue Holdings, Inc., the subsidiary guarantors, and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on July 8, 2008).

10.6

Second Amendment, dated July 2, 2008 to the Credit Agreement dated June 12, 2006 among Cellu Tissue, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of Cellu Tissue, as Canadian Borrower, certain subsidiaries of Cellu Tissue, Cellu Paper Holdings, Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on July 8, 2008).

10.7

Third Amendment, dated September 26, 2008 to the Credit Agreement dated June 12, 2006 among Cellu Tissue, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of Cellu Tissue, as Canadian Borrower, certain subsidiaries of Cellu Tissue, Cellu Paper Holdings, Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch

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

Cellu Tissue Holdings, Inc.

Date:	October 10, 2008	/s/ Russell C. Taylor
Mr. Russell C. Taylor
President and Chief Executive Officer

Date:	October 10, 2008	/s/ David J. Morris
Mr. David J. Morris
Senior Vice President, Finance and Chief
Financial Officer