Form 10-Q
period 2008-11-27
Cellu Tissue Holdings, Inc.
filed 2009-02-02
CIK 1295976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 27, 2008

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

The number of shares outstanding of each of the registrant’s classes of common stock as of January 2, 2009:

Title of Class	Shares Outstanding
Common Stock, $.01 par value	100

CELLU TISSUE HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED NOVEMBER 27, 2008

PART I FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	November 27, 2008	November 29, 2007	November 27, 2008	November 29, 2007
		(Restated)		(Restated)
Net sales	$143,042,017	$112,194,182	$390,582,434	$330,447,140
Cost of goods sold	126,941,122	100,477,845	351,693,706	299,980,042
Gross profit	16,100,895	11,716,337	38,888,728	30,467,098

Selling, general and administrative expenses	5,225,520	4,835,215	14,348,712	13,874,266
Terminated acquisition-related transaction costs	—	—	140,044	—
Stock compensation expense	244,039	714,812	689,534	1,097,812
Amortization expense	1,258,994	—	2,061,429	—
Income from operations	9,372,342	6,166,310	21,649,009	15,495,020

Interest expense, net	6,910,402	4,843,976	17,951,147	14,965,736
Foreign currency (gain) loss	(241,333)	(15,220)	(156,713)	104,247
Other (income) expense	(36,975)	(104,573)	1,443	(187,073)
Income before income tax expense (benefit)	2,740,248	1,442,127	3,853,132	612,110

Income tax expense (benefit)	901,500	(202,922)	1,268,999	(432,247)
Net income	$1,838,748	$1,645,049	$2,584,133	$1,044,357

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	November 27	February 29
	2008	2008
		(Note 1)
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$513,362	$883,388
Receivables, net	61,944,227	44,542,337
Inventories	44,930,183	33,996,439
Prepaid expenses and other current assets	3,086,205	3,745,989
Income tax receivable	123,341	177,281
Deferred income taxes	5,681,071	7,157,191
TOTAL CURRENT ASSETS	116,278,389	90,502,625
PROPERTY, PLANT AND EQUIPMENT, NET	302,128,845	310,488,081
GOODWILL	35,887,998	11,334,755
OTHER INTANGIBLES, NET	37,504,571	9,400,000
OTHER ASSETS	2,239,705	1,491,218
TOTAL ASSETS	$494,039,508	$423,216,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank overdrafts	$1,348,876	$—
Revolving line of credit	28,500,000	9,800,000
Accounts payable	22,229,450	24,055,782
Accrued expenses	27,919,789	19,085,912
Accrued interest	4,705,660	8,253,915
Other current liabilities	16,281,182	15,000,000
Current portion of long-term debt	760,000	760,000
TOTAL CURRENT LIABILITIES	101,744,957	76,955,609
LONG-TERM DEBT, LESS CURRENT PORTION	241,738,202	198,086,944
DEFERRED INCOME TAXES	80,641,587	81,940,082
OTHER LIABILITIES	5,122,501	20,148,590
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Capital in excess of par value	70,698,864	47,035,214
Accumulated deficit	(277,984)	(2,862,117)
Accumulated other comprehensive (loss) income	(5,628,620)	1,912,356
TOTAL STOCKHOLDERS’ EQUITY	64,792,261	46,085,454
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$494,039,508	$423,216,679

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	November 27, 2008	November 29, 2007
		(Restated)
Cash flows from operating activities
Net income	$2,584,133	$1,044,357
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	689,534	595,461
Deferred income taxes	177,625	(3,385,531)
Accretion of debt discount	1,211,258	458,780
Amortization of bond costs	188,816	—
Amortization of intangibles	2,061,429	—
Derivative loss	953,523	186,193
Depreciation	17,614,651	18,346,768
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(11,531,614)	(3,811,469)
Inventories	(3,417,251)	289,534
Prepaid expenses, other current assets and income tax receivable	645,075	(2,513,629)
Accounts payable, accrued expenses and accrued interest	(1,530,539)	2,925,556
Other	(45,630)	357,991
Total adjustments	7,016,877	13,449,654
Net cash provided by operating activities	9,601,010	14,494,011

Cash flows from investing activities
Cash paid for acquisition, net of cash acquired	(64,148,096)	(43,637,578)
Capital expenditures	(9,734,100)	(10,965,313)
Net cash used in investing activities	(73,882,196)	(54,602,891)

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	Nine Months Ended
	November 27, 2008	November 29, 2007
		(Restated)
Cash flows from financing activities
Equity investment by shareholders	15,001,463	—
Cash portion of earnout payment	(7,027,346)	—
Bank overdrafts	1,348,876	2,213,043
Borrowings on revolving line of credit	76,600,000	46,600,000
Repayments on revolving line of credit	(57,900,000)	(43,100,000)
Payments of long-term debt	(760,000)	(575,000)
Debt issuance costs	(885,959)	—
Net proceeds from bond offering	36,900,000	20,000,000
Net cash provided by financing activities	63,277,034	25,138,043

Effect of foreign currency	634,126	391,308
Net decrease in cash and cash equivalents	(370,026)	(14,579,529)
Cash and cash equivalents at beginning of period	883,388	16,260,601
Cash and cash equivalents at end of period	$513,362	$1,681,072

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

November 27, 2008

Note 1 Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements include the accounts of Cellu Tissue Holdings, Inc.  (“Cellu Tissue” or the “Company”) and its wholly owned subsidiaries.  The Company is a wholly owned subsidiary of Cellu Paper Holdings, Inc. (the “Parent”), which is a wholly owned subsidiary of Cellu Parent Corporation (“Cellu Parent”).

These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included.  Operating results for the three and nine months ended November 27, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2009.  For further information, refer to the significant accounting policies included in the footnotes to the consolidated financial statements as of February 29, 2008 and for the year then ended contained in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”).

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share-Based Payments, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using the fair-value-based method and the recording of compensation expense in the Company’s consolidated statements of operations.  Cellu Parent has one share-based payment arrangement under the 2006 Stock Option and Restricted Stock Plan (the “Plan”).  Under the Plan, the administrator of the Plan (the “Plan Administrator”) may make awards of options to purchase shares of common stock of Cellu Parent and/or awards of restricted shares of common stock of Cellu Parent.  A maximum of 8,095 shares of common stock of Cellu Parent may be delivered in satisfaction of awards under the Plan, determined net of shares of common stock withheld by Cellu Parent in payment of the exercise price of an award or in satisfaction of tax withholding requirements.  Key employees and directors of, and consultants and advisors to, Cellu Parent or its affiliates who, in the opinion of the Plan Administrator, are in a

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 1 Basis of Presentation and Significant Accounting Policies (continued)

position to make a significant contribution to the success of Cellu Parent and its affiliates are eligible to participate in the Plan.   Stock options are granted with a strike price at the estimated fair value of Cellu Parent’s stock on the date of grant and have a 10-year term.  Generally, stock option grants vest ratably over four years from the date of grant.  The following describes how certain assumptions affecting the estimated fair value of stock options are determined.  The dividend yield is zero; the volatility is based on historical market value of Cellu Parent’s stock; and the risk-free interest rate is based on U.S. Treasury securities.   The Company uses historical data in order to estimate exercise, termination and holding period behavior for valuation purposes. The fair value of the stock option grant was estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average assumptions used to value the grants were: no dividend yield; 55% volatility; 1.4% risk free interest rate; and 10-year expected life.  The weighted average fair value of stock options granted was $498.18 per share and the unrecognized total compensation cost as of November 27, 2008 related to nonvested awards is $495,346.

A summary of the outstanding options as of November 27, 2008 and the activity during the nine months then ended is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, February 29, 2008	1,125	$733.67	8.06 Years
Forfeited	(125)	979.25	8.06 Years
Granted	444	942.99	9.36 Years
Outstanding, November 27, 2008	1,444	776.77	8.46 Years

Exercisable, November 27, 2008	356	620.57	7.96 Years

On September 1, 2008, Cellu Parent entered into a Restricted Stock Agreement with the Company’s newly appointed VP, Sales pursuant to which Cellu Parent granted 300 restricted shares of its common stock to the named individual pursuant to the Plan.  The shares will vest and cease to be restricted in four equal annual installments commencing on September 1, 2009, as long as the named individual is continuously employed by the Company until such vesting date with respect to his shares.  Any restricted stock outstanding at the time of a Covered Transaction (as defined in the Plan) shall become vested and cease to be restricted stock at the time of a change in control.  Additionally, Cellu Parent has agreed to pay an amount to the named individual equal to an amount that would be included in such individual’s gross income and payable as income tax as a

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 1 Basis of Presentation and Significant Accounting Policies (continued)

result of making a Section 83(b) election under the Internal Revenue Code of 1986, as amended.  The named individual has made a timely Section 83(b) election.

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

For the three and nine months ended November 27, 2008, the Company has recorded $196,130 and $552,317, respectively of compensation expense related to the above restricted stock grants.   For the three and nine months ended November 29, 2007 the

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 1 Basis of Presentation and Significant Accounting Policies (continued)

Company has recorded $179,078 and $506,022, respectively of compensation expense related to the vesting of the grants at that time in accordance with SFAS 123R.

Derivatives and Hedging

The Company uses derivative financial instruments to offset a substantial portion of its exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, certain of which are designated as hedges of specific quantities of natural gas expected to be purchased in future months.    These contracts are held for purposes other than trading and are designated as cash flow hedges.  The Company measures fair value of its derivative financial instruments in accordance with Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:  level 1-inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access; level 2-inputs utilize data points that are observable such as quoted prices, interest rate and yield curves; level 3-inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

Our derivative contracts, natural gas forward contracts, are valued using industry-standard models that use observable market inputs (forward market prices for natural gas) as their basis.  We classify these instruments within level 2 of the valuation hierarchy.  SFAS 157 requires that for level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (non performance risk).  The fair value of these cash flow hedging instruments was a liability of $1.3 million, which is included in other current liabilities, and an asset of $.2 million, which is included in other current assets, as of November 27, 2008 and February 29, 2008, respectively.  Prior to the three months ended November 27, 2008 these contracts have not been designated as hedges and accordingly, for the nine months ended November 27, 2008 and for the three and nine months ended November 29, 2007, $.9 million loss, $.5 million gain and $.2 million loss, respectively have been recorded to earnings.  Hedging activities transacted in the three months ended November 27, 2008 have been designated as hedges and during the next 12 months, $.5 million of the $1.3 million remains to be reclassified to earnings consistent with the underlying hedging transactions.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 1 Basis of Presentation and Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157.  The Company was required to adopt the provisions of SFAS 157 effective March 1, 2008.  SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed.  SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data.  The adoption of SFAS 157 did not have a material impact on the Company’s results of operations and financial position.  In February 2008, the FASB issued Financial Statement Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157, and FSP No. 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”), which deferred the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually, to fiscal years beginning after November 15, 2008.  The Company implemented SFAS 157 for financial assets and liabilities at the beginning of its fiscal year 2009 and elected to defer the adoption of SFAS 157 for non-financial assets and liabilities until the beginning of its fiscal year 2010 as allowed under FSP 157-2.  The implementation of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position and results of operations.  The Company is still assessing the impact that adopting SFAS 157 for non-financial assets and liabilities will have to its consolidated financial position and results of operations.  The major categories of non-financial assets and liabilities that are measured at fair value, for which the Company has not yet applied the provisions of SFAS 157, are as follows: reporting units measured at fair value in the first step of the Company’s goodwill impairment testing and indefinite-lived intangible assets measured at fair value for impairment testing.

In February 2007, the FASB issued Statement of Financial Accounting Standards No.159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”).  This Standard permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 was effective as of the beginning of fiscal 2009.  The Company evaluated its existing eligible financial assets

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 1 Basis of Presentation and Significant Accounting Policies (continued)

and liabilities and elected not to adopt the fair value option for any eligible items for the three or nine months ended November 27, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (R), “Business Combinations” (“SFAS 141 (R)”), and Financial Accounting Standards No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.  SFAS 141 (R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.  The Company is currently assessing the impact that SFAS 141 (R) and SFAS 160 will have on its results of operations and financial position.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires entities to provide enhanced disclosures about derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008.  The Company is currently assessing the impact that SFAS 161 will have on its results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other generally accepted accounting principles.  This FSP applies prospectively to all intangible assets acquired after the effective date, which is fiscal years beginning after December 15, 2008, whether acquired in a business combination or otherwise.  Early adoption is prohibited.  The Company is evaluating this guidance but does not expect it to have a significant impact on its financial position or results of operations.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 1 Basis of Presentation and Significant Accounting Policies (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities.  SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not expect SFAS 162 to have a material impact on the preparation of its consolidated financial statements.

Note 2 Restatement of Financial Statements

The Company has restated herein its consolidated financial statements as of February 29, 2008 and for the three and nine months ended November 29, 2007.  This restatement corrects errors in (i) accounting for deferred income taxes in connection with purchase accounting applied in fiscal 2007, (ii) classification of borrowings and repayments on the revolving credit facility in the statement of cash flows, and certain other adjustments that were initially deemed to be not material by management, including (a)  classification of shipping and handling costs in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10), (b) accounting for derivative instruments, (c) accounting for foreign exchange gains and losses in fiscal 2008 and 2007, and (d) certain other miscellaneous adjustments. The tax effect of the above items has also been recorded.  These adjustments do not have a negative impact on the Company’s compliance with the covenants under any of its current debt agreements (see Note 5 — Long-Term Debt to our accompanying consolidated financial statements).

These adjustments are discussed in more detail below. The tables that follow the discussion detail the impact on the Company’s consolidated balance sheets, statements of operations, and statements of cash flows.

Deferred taxes associated with purchase accounting

The Company erroneously recorded a deferred tax asset related to $35.0 million liability for the contingent consideration in connection with the Company’s merger (the “Merger”) with Cellu Parent, a corporation organized and controlled by Weston Presidio V, L.P. (“Weston Presidio”).  This error has resulted in an understatement of the amounts allocated to long-lived assets in connection with the Merger.  The Company has corrected this error by (i) reducing the deferred tax asset amount recorded in purchase accounting for the contingent consideration by approximately $14.0 million; (ii) increasing the amount allocated to acquired property, plant and equipment and trademarks by approximately $15.6 million and $.6 million, respectively; (iii) increasing deferred tax

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued

Note 2 Restatement of Financial Statements (continued)

liabilities associated with the increased allocation of purchase price to property, plant and equipment by approximately $6.6 million; and (iv) recognizing goodwill of approximately $4.4 million as a result of these adjustments.  The increase in property, plant and equipment resulted in increased depreciation expense of approximately $.3 million and $.8 million for the three and nine month periods ended November 29, 2007, respectively.

Borrowings and repayments on revolving credit facility

The Company has consistently recorded borrowings and repayments on its revolving credit facility as a net amount in the statement of cash flows, which has been determined to be inconsistent with Statement of Financial Accounting Standards No. 95, Statements of Cash Flows. The Company has corrected this error by showing borrowings and repayments on a gross basis.

Shipping and handling fees and costs

The Company has consistently recorded outbound shipping and handling costs as a reduction of sales, which is inconsistent with the accounting in accordance with EITF 00-10.  The Company has corrected this error by reclassifying these costs to cost of goods sold from net sales.  The outbound costs were $3.0 million and $9.1 million for the three and nine month periods ended November 29, 2007, respectively.

Foreign exchange gains and losses

The Company incorrectly remeasured an intercompany loan account with its foreign subsidiary through other comprehensive income   In accordance with FASB Statement No. 52, Foreign Currency Translation, the remeasurement of the portion of the loan functioning as a short-term settlement account and not a permanent investment should have been recorded to earnings.  The Company has corrected this error by increasing (decreasing) foreign currency (loss) gain and decreasing (increasing) accumulated other comprehensive income.  The correction resulted in an increase to foreign currency gain of approximately $.2 million and $.6 million for the three and nine month periods ended November 29, 2007, respectively.

Derivatives

The Company’s documentation relating to derivative instruments entered into in fiscal 2007 and 2008 did not meet the requirements of SFAS 133 for hedge accounting.  We have corrected this error by reversing the amounts relating to the mark-to-market adjustment that were originally recorded in accumulated other comprehensive income, with the offsetting amount recorded to cost of goods sold in each corresponding period.  The correction resulted in a decrease to cost of goods sold of approximately $.5 million and an increase to cost of goods sold of $.2 million for the three and nine month periods ended November 29, 2007, respectively.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 2 Restatement of Financial Statements (continued)

Other miscellaneous adjustments

The Company has also included in the appropriate periods in its restated consolidated financial statements certain other miscellaneous adjustments that were initially deemed to be not material by management, either individually or in the aggregate.  These adjustments primarily relate to the reversal of certain vacation and freight accruals in the first quarter of fiscal 2008.   The net impact of correcting these items increased net income by approximately $.1 million for the nine months ended November 29, 2007.

CELLU TISSUE HOLDINGS, INC. AND  SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)

	As of February 29, 2008
	As Previously Reported	Adjustment	Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$883,388		$883,388
Receivables, net	44,542,337		44,542,337
Inventories	33,996,439		33,996,439
Prepaid expenses and other current assets	3,745,989		3,745,989
Income tax receivable	177,281		177,281
Deferred income taxes	7,157,191		7,157,191
TOTAL CURRENT ASSETS	90,502,625		90,502,625
PROPERTY, PLANT AND EQUIPMENT, NET	296,597,888	$13,890,193	310,488,081
GOODWILL	6,970,001	4,364,754	11,334,755
OTHER INTANGIBLES, NET	8,750,314	649,686	9,400,000
OTHER ASSETS	1,491,218		1,491,218
TOTAL ASSETS	$404,312,046	$18,904,633	$423,216,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$9,800,000		$9,800,000
Accounts payable	24,055,782		24,055,782
Accrued expenses	18,860,526	$225,386	19,085,912
Accrued interest	8,253,915		8,253,915
Other current liabilities	15,000,000		15,000,000
Current portion of long-term debt	760,000		760,000
TOTAL CURRENT LIABILITIES	76,730,223	225,386	76,955,609
LONG-TERM DEBT, LESS CURRENT PORTION	198,086,944		198,086,944
DEFERRED INCOME TAXES	62,008,004	19,932,078	81,940,082
OTHER LIABILITIES	20,148,590		20,148,590
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1		1
Capital in excess of par value	47,035,214		47,035,214
Accumulated deficit	(2,199,615)	(662,502)	(2,862,117)
Accumulated other comprehensive (loss) income	2,502,685	(590,329)	1,912,356
TOTAL STOCKHOLDERS’ EQUITY	47,338,285	(1,252,831)	46,085,454
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$404,312,046	$18,904,633	$423,216,679

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 2 Restatement of Financial Statements (continued)

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended 11/29/2007			Nine Months Ended 11/29/2007
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated

Net sales	$109,161,988	$3,032,194	$112,194,182	$321,363,095	$9,084,045	$330,447,140

Cost of goods sold	97,646,110	2,831,735	100,477,845	289,788,562	10,191,480	299,980,042

Gross profit	11,515,878	200,459	11,716,337	31,574,533	(1,107,435)	30,467,098

Selling, general and administrative expenses	4,835,215		4,835,215	13,874,266		13,874,266
Stock compensation expense	714,812		714,812	1,097,812		1,097,812
Income (loss) from operations	5,965,851	200,459	6,166,310	16,602,455	(1,107,435)	15,495,020

Interest expense, net	4,843,976		4,843,976	14,965,736		14,965,736
Foreign currency (gain) loss	220,348	(235,568)	(15,220)	740,756	(636,509)	104,247

Other income	(104,573)		(104,573)	(187,073)		(187,073)
Income before income tax (benefit) expense	1,006,100	436,027	1,442,127	1,083,036	(470,926)	612,110

Income tax (benefit) expense	(369,572)	166,650	(202,922)	(251,982)	(180,265)	(432,247)

Net income (loss)	$1,375,672	$269,377	$1,645,049	$1,335,018	$(290,661)	$1,044,357

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued

Note 2  Restatement of Financial Statements (continued)

CELLU TISSUE HOLDINGS, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended 11/29/2007
	As Previously Reported	Adjustment	Restated

Cash flows from operating activities
Net income (loss)	$1,335,018	$(290,661)	$1,044,357
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	595,461		595,461
Deferred income taxes	(3,088,003)	(297,528)	(3,385,531)
Accretion of debt discount	458,780		458,780
Derivative loss		186,193	186,193
Depreciation	17,568,304	778,464	18,346,768
Receivables	(3,811,469)		(3,811,469)
Inventories	250,334	39,200	289,534
Prepaid expenses, other current assets and income tax receivable	(2,604,297)	90,668	(2,513,629)
Accounts payable, accrued expenses and accrued interest	2,795,383	130,173	2,925,556
Other	357,991		357,991
Total adjustments	12,522,484	927,170	13,449,654
Net cash provided by operating activities	13,857,502	636,509	14,494,011

Cash flows from investing activities
Cash paid for acquisition, net of cash acquired	(43,637,578)		(43,637,578)
Capital expenditures	(10,965,313)		(10,965,313)
Net cash used in investing activities	(54,602,891)		(54,602,891)

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued

Note 2 Restatement of Financial Statements (continued)

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended 11/29/2007
	As Previously Reported	Adjustment	Restated

Cash flows from financing activities
Bank overdrafts	2,213,043	—	2,213,043
Borrowings on revolving line of credit	3,500,000	43,100,000	46,600,000
Payments on revolving line of credit	—	(43,100,000)	(43,100,000)
Payments of long-term debt	(575,000)		(575,000)
Net proceeds form bond offering	20,000,000		20,000,000
Net cash provided by financing activities	25,138,043		25,138,043

Effect of foreign currency	1,027,817	(636,509)	391,308
Net decrease in cash and cash equivalents	(14,579,529)		(14,579,529)
Cash and cash equivalents at beginning of period	16,260,601		16,260,601
Cash and cash equivalents at end of period	$1,681,072		$1,681,072

Note 3 Inventories

Components of inventories are as follows:

	November 27, 2008	February 29, 2008

Finished goods	$27,252,236	$17,961,802
Raw materials	4,553,706	7,073,131
Packaging materials and supplies	13,402,050	9,082,592
	45,207,992	34,117,525
Inventory reserves	(277,809)	(121,086)
	$44,930,183	$33,996,439

Note 4 Acquisitions

On July 2, 2008, the Company, through two newly created, wholly-owned subsidiaries, Cellu Tissue – Hauppauge, LLC (“Cellu Hauppauge”) and Cellu Tissue – Thomaston,

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 4 Acquisitions (continued)

LLC (“Cellu Thomaston”) consummated the acquisition of certain assets, and assumption of certain liabilities, from Atlantic Paper & Foil Corp. of N.Y., Atlantic Lakeside Properties, LLC, Atlantic Paper & Foil, LLC, Atlantic Paper & Foil of Georgia, LLC and Consumer Licensing Corporation (collectively, the “Sellers”) pursuant to a definitive asset purchase agreement (the “Purchase Agreement”) between Cellu Tissue and the Sellers.  The aggregate purchase price paid was $68,000,000, including a cash payment at closing of $61,700,000 and the issuance of a promissory note by Cellu Tissue to Atlantic Paper & Foil Corp. of N.Y. in the principal amount of $6,300,000 (the “Seller Note”), plus the assumption of certain liabilities.  The Company also incurred $2.1 million of transaction related costs.  The purchase price, which was subject to certain post-closing working capital adjustments, was adjusted downward by approximately $98,000 by the working capital adjustment settlement that was finalized in the third quarter 2009.  The acquisition of assets and assumption of liabilities is referred to as the “APF Acquisition” and the acquired business is referred to as “APF”.  The Company financed the cash portion of the purchase price with cash on-hand, the borrowings described below (Note 5) and an equity contribution from the Parent.

The APF Acquisition has been accounted for as a purchase in accordance with the provisions of SFAS 141 and, accordingly, the consolidated statement of operations includes the results of APF during the three and nine months ended November 27, 2008 from the date of acquisition.  The acquisition has resulted in the recognition of goodwill, which is attributable to our tissue segment and will be deductible for tax purposes.  Goodwill reflects the future earnings and cash flow potential of the acquired business in excess of fair values that are assigned to all other identifiable assets and liabilities.  Goodwill arises because the purchase price paid reflects factors including the strategic fit and expected synergies this business brings to existing operations.  Purchase price allocations are subject to refinement until all pertinent information is obtained.    The Company has allocated the purchase price over the net assets acquired in the acquisition based on its estimates of the fair value of assets and liabilities as follows:

Purchase price allocated to:
Current assets, primarily accounts receivable and inventories	$15,412,456
Property, plant and equipment	5,306,225
Goodwill	24,553,243
Noncompete agreements	12,770,000
Customer lists	17,340,000
Trademarks	56,000
Current liabilities	(4,989,828)
Total	$70,448,096

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 4 Acquisitions (continued)

The Company has estimated the fair value of the assets and liabilities of the APF Acquisition, utilizing information available at the time the Company’s unaudited interim financial statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained. The purchase price allocations are preliminary with respect to finalizing the transferability of certain tax credits and other minor items.  The Company considered outside third-party appraisals of the tangible and intangible assets to determine the applicable fair market values.   Depreciation has been calculated on the fair value assigned to the tangible fixed assets based on an average remaining useful life.  Intangible assets are being amortized on a straight-line basis, assuming no significant residual value, over the following lives:  noncompete agreements-5 years, customer lists-7 years and trademarks- 3 years.

The results of APF’s operations from the July 2, 2008 date of acquisition are primarily included in the Company’s tissue segment.  Part of the acquisition related to the foam business, which the Company will show as a separate segment (see Note 7).  Unaudited pro forma results of operations for the three months ended November 29, 2007 and for the nine months ended November 27, 2008 and November 29, 2007, as if the Company and APF had been combined at the beginning of the periods presented, are presented below.  The pro forma results include estimates and assumptions, which the Company’s management believes are reasonable.  However, the pro forma results do not include any cost savings or other effects of the planned integration of APF and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended November 29, 2007 (1)
	Actual	Pro Forma
	(Restated)	(Restated)
	(in thousands)
Net sales	$112,194	$131,547
Operating income	$6,166	$8,673
Net income	$1,645	$4,991

(1) Pro forma operating results include the operating results for APF for the three months ended September 30, 2007, as APF was previously a calendar year-end company.

	Nine Months Ended November 27, 2008 (2)		Nine Months Ended November 29, 2007 (3)
	Actual	Pro Forma	Actual	Pro Forma
			(Restated)	(Restated)
	(in thousands)		(in thousands)
Net sales	$390,582	$423,576	$330,447	$387,364
Operating income	$21,649	$25,162	$15,495	$22,719
Net income	$2,584	$5,454	$1,044	$8,210

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 4 Acquisitions (continued)

(2)  Pro forma operating results include the operating results for APF for the period March 1, 2008 to June 30, 2008, prior to its acquisition on July 2, 2008.   The actual operating results include the operating results for APF for the period from the acquisition date (July 2, 2008) to November 27, 2008.

(3) Pro forma operating results include the operating results for APF for the nine months ended September 30, 2007, as APF was previously a calendar year-end company.

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

The CityForest Acquisition has been accounted for as a purchase in accordance with the provisions of SFAS 141 and, accordingly, the consolidated statements of operations includes the results of CityForest during the three months and nine months ended November 27, 2008, during the three months ended November 29, 2007 and during the nine months ended November 29, 2007 from the date of acquisition.

The results of CityForest’s operations from the date of acquisition (March 21, 2007) are included in the Company’s tissue segment. Unaudited pro forma results of operations for the nine months ended November 29, 2007, as if the Company and CityForest had been combined at the beginning of the period presented, are presented below.  The pro forma results include estimates and assumptions, which the Company’s management believes are reasonable.  However, the pro forma results do not include any cost savings or other effects of the planned integration of CityForest and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 4 Acquisitions (continued)

	Nine Months Ended November 29, 2007 (1)
	Actual	Pro Forma
	(Restated)	(Restated)
	(in thousands)
Net sales	$330,447	$333,157
Operating income	$15,495	$16,081
Net income	$1,044	$1,605

(1) Pro forma operating results include the operating results for CityForest for the nine months ended November 29, 2007.  The actual operating results include the operating results for CityForest for the period from the acquisition date (March 21, 2007) to November 29, 2007.

Note 5 Long-Term Debt

Long-term debt consists of the following:

	November 27, 2008	February 29, 2008
9 3/4% senior secured notes due 2010	$222,255,572	$182,255,572
Less discount	(3,172,370)	(1,283,628)
	219,083,202	180,971,944
Industrial revenue bond payable, in semi-annual installments, plus variable interest, due March 1, 2028	17,115,000	17,875,000
Seller Note payable, quarterly interest payments only at 12% annum, with principal due July 2, 2011	6,300,000	—
	242,498,202	198,846,944
Less current portion of debt	760,000	760,000
	$241,738,202	$198,086,944

9 3/4% Senior Secured Notes due 2010

In March 2004, the Company completed a private offering of $162.0 million aggregate principal amount of 9 3/4% senior secured notes due 2010 (the “Original Notes”) pursuant to and governed by the Indenture, dated as of March 12, 2004 (as amended and supplemented, the “Cellu Tissue Indenture”) among the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as successor trustee to the Bank of New York (the “Trustee”).  In connection with the CityForest Acquisition (see Note 3), the Company entered into a Note Purchase Agreement (the

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 5 Long-Term Debt (continued)

“Note Purchase Agreement”) with Wingate Capital Ltd.  (“the Purchaser”), dated March 21, 2007, pursuant to which it issued and sold $20.3 million aggregate principal amount of 9 3/4% senior secured notes due 2010 (“First Additional Notes”) to the Purchaser for the purchase price of $20.0 million, which is equal to 98.7383% of the aggregate principal amount of the Additional Notes.  The First Additional Notes were issued pursuant to and are governed by the Cellu Tissue Indenture.

In connection with the APF Acquisition (see Note 4) the Company entered into Note Purchase Agreements (the “Note Purchase Agreements”, or “Second Additional Notes”) with each of (i) GMAM Investment Funds Trust II, for the account of the Promark Alternative High Yield Bond Fund (Account No. 7M2E), GMAM Investment Funds Trust, General Motors Welfare Benefit Trust (VEBA), GMAM Investment Funds Trust II for the account of the Promark Alternative High Yield Bond Fund (Account No. 7MWD), DDJ High Yield Fund, Multi-Style, Multi-Manager Funds PLC The Global Strategic Yield Fund (f/k/a Multi-Style, Multi-Manager Funds PLC The Global High Yield Fund), DDJ Capital Management Group Trust, Stichting Pensioenfonds Hoogovens, Caterpillar Inc. Master Retirement Trust, J.C. Penney Corporation, Inc. Pension Plan Trust, Stichting Bewaarder Interpolis Pensioenen Global High Yield Pool, DDJ/Ontario OS Investment Sub II, Ltd. and Stichting Pensioenfonds Metaal en Techniek, (ii) Claren Road Credit Master Fund, Ltd. and (iii) UBS High Yield Relationship Fund, a series of the UBS Relationship funds (the “Purchasers”), dated July 2, 2008, pursuant to which the Company issued and sold $40,000,000 aggregate principal amount of unregistered 9 3/4% Senior Secured Notes due 2010 (“Second Additional Notes”) to the Purchasers for the purchase price of $36,900,000 which is equal to 92.25% of the aggregate principal amount of the Second Additional Notes (together with the Original Notes and the First Additional Notes, the “Notes”).  The Second Additional Notes were issued pursuant to and are governed by the Cellu Tissue Indenture.

The Notes mature on March 15, 2010 and require semi-annual interest payments on March 15 and September 15.  The Notes are collateralized by a senior secured interest in substantially all of the Company’s assets.  The Cellu Tissue Indenture contains certain covenants, including limitations on certain restricted payments, the incurrence of additional indebtedness and the sale of certain assets. The Cellu Tissue Indenture has been amended by two subsequent amendments pursuant to which CityForest, Cellu Happauge and Cellu Thomaston became parties to the Cellu Tissue Indenture as subsidiary guarantors (collectively, the “Additional Guarantors”).  Cellu Tissue has no independent assets or operations and the Notes are fully and unconditionally, on a joint and several basis, guaranteed by all of the Company’s subsidiaries.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 5 Long-Term Debt (continued)

Seller Note Payable

As part of the financing of the APF acquisition, the Company entered into the Seller Note in the principal amount of $6,300,000.  Interest only at 12% is payable on the note in quarterly installments with the principal due July 2, 2011.

Credit Agreement

The Company entered into a Credit Agreement, dated as of June 12, 2006 (the “Credit Agreement”), among Cellu Tissue, as U.S. Borrower, Interlake Acquisition Corporation Limited (“Interlake”), a subsidiary of Cellu Tissue, as Canadian Borrower, Parent, the other loan guarantors party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent the “U.S. Administrative Agent”), JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent (the “Canadian Administrative Agent”) and the other  lenders party thereto.  The Credit Agreement provides for a $35.0 million working capital facility, which was subsequently increased to $60.0 million (see discussion following), including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. In the event that the Notes are not refinanced by December 2009, the borrowings under the credit agreement are due and payable and accordingly, outstanding borrowings as of November 27, 2008 are classified as current.  An amount equal to $32.0 million, which was subsequently increased to $57.0 million (see discussion following), is available, in U.S. dollars, to the U.S. Borrower under the facility and an amount equal to $3.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility.  Borrowings of $17.4 million were made to finance a portion of the CityForest Acquisition and borrowings of $12.1 million were made to finance a portion of the APF Acquisition.   As of November 27, 2008, there was $28.5 million of borrowings outstanding under the working capital facility and excess availability was $27.6 million.

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

Note 5 Long-Term Debt (continued)

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

The Company has entered into a Second Amendment, dated July 2, 2008 (the “Second Amendment”), to the Credit Agreement dated June 12, 2006 (as amended by the First Amendment and the Second Amendment, “Credit Agreement, as Amended”), among Cellu Tissue, Interlake, certain subsidiaries of Cellu Tissue, the Parent, the U.S. Administrative Agent and the Canadian Administrative Agent.The Second Amendment (1) increases the working capital facility from $40.0 million to $60.0 million, (2) permits the issuance and sale by Cellu Tissue of the Second Additional Notes, (3) provides for the consummation of the APF Acquisition and (4) permits the issuance of the Seller Note.  In connection with the Second Amendment, Cellu Hauppauge and Cellu Thomaston became guarantors of the obligations of the borrowers under the Credit Agreement, as Amended.

On September 29, 2008 the Company entered into the Third Amendment to the Credit  Agreement, dated as of June 12, 2006 (as amended by the First Amendment and the Second Amendment) and as further amended, supplemented or otherwise modified from time to time, by and among the Parent, Cellu Tissue,  Interlake, the Loan Guarantors party thereto, the lenders party thereto,  the US Administrative Agent and the Canadian Administrative Agent.  This Amendment increases the amount of the Canadian Commitments by $2.0 million and reduces the amount of the US Commitments by the same amount.

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

Note 5 Long-Term Debt (continued)

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

The Reimbursement Agreement requires scheduled semi-annual payments of principal of the Bonds equal to approximately 2.00% of the principal amount outstanding as of the date of the CityForest Acquisition, with the balance payable at maturity of the Bonds on March 1, 2028. The Reimbursement Agreement also contains a number of other provisions regarding reserve funds and other mandatory and optional repayments in connection with the Bonds.  In addition, the Reimbursement Agreement provides that in certain circumstances where the Company incurs indebtedness, as defined, in excess of

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 5 Long-Term Debt (continued)

amounts currently permitted under the CityForest Indenture or refinances the indebtedness issued under the CityForest Indenture, Associated Bank may require CityForest to repay all of its obligations to Associated Bank under the Reimbursement Agreement and either to cause the Bonds to be redeemed or to replace the Associated Bank Letter of Credit with a Substitute Credit Facility, as such term is defined in the CityForest Indenture.

The Reimbursement Agreement contains various affirmative and negative covenants customary for working capital and term credit facilities, as well as additional covenants relating to the Bonds.  The negative covenants include limitations on: indebtedness; liens; acquisitions, mergers and consolidations; investments; guarantees; asset sales; sale and leaseback transactions; dividends and distributions; transactions with affiliates; capital expenditures; and changes to the status of the Bonds. CityForest is also required to comply on a quarterly basis with a maximum leverage covenant and a minimum fixed charge coverage covenant. The Reimbursement Agreement also contains customary events of default, including:  payment defaults; breaches of representations and warranties; covenant defaults; cross-defaults to certain other debt, including the Notes and indebtedness under the Credit Agreement (as amended from time to time); certain events of bankruptcy and insolvency; judgment defaults; certain defaults related to the Employee Retirement Income Security Act of 1974, as amended; and a change of control of CityForest or the Company.

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

Note 6 Debt and Note Issuance Costs

In connection with the financing related to the APF acquisition, the Company incurred approximately $232,000 and $654,000 of costs related to the amendment to the credit agreement and note issuance, respectively.  These costs have been capitalized as of the date of financing and are being amortized over the respective terms of the financing.  The

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 6 Debt and Note Issuance Costs (continued)

debt issuance costs and related accumulated amortization balances as of November 27, 2008 are as follows:

November 27, 2008
Debt issuance costs-credit agreement	$231,653
Note issuance costs	654,307
885,960
Accumulated amortization	(188,816)
$697,144

These costs, net of accumulated amortization, are included in other assets on the balance sheet as of November 27, 2008.

Note 7 Comprehensive Income

The components of comprehensive income for the three months and nine months ended November 27, 2008 and November 29, 2007 are as follows:

	Three Months Ended		Nine Months Ended
	November 27, 2008	November 29, 2007	November 27, 2008	November 29, 2007
		(Restated)		(Restated)
Net income	$1,838,748	$1,645,049	$2,584,133	$1,044,357
Foreign currency translation adjustments	(4,808,189)	1,799,006	(6,970,275)	3,026,326
Derivative loss	(570,701)	—	(570,701)	—
Comprehensive (loss) income	$(3,540,142)	$3,444,055	$(4,956,843)	$4,070,683

Note 8 Business Segments

The Company operates in three business segments:  tissue, machine-glazed paper and foam.  The foam business segment was added in connection with the APF Acquisition (see Note 3).  The Company assesses the performance of its business segments using segment income from operations.  Segment income from operations excludes interest income, interest expense, other income (expense), income tax expense, amortization expense and the impact of foreign currency gains and losses.   A portion of corporate and shared expenses is allocated to each segment.  Segment information for the three months and nine months ended November 27, 2008 and November 29, 2007 follows:

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 8 Business Segments (continued)

	Three Months Ended		Nine Months Ended
	November 27, 2008	November 29, 2007	November 27, 2008	November 29, 2007
		(Restated)		(Restated)
Net Sales
Tissue	$111,144,412	$84,060,637	$300,355,288	$249,456,678
Machine-glazed paper	30,455,456	28,133,545	87,904,091	80,990,462
Foam	1,442,149	—	2,323,055	—
Consolidated	$143,042,017	$112,194,182	$390,582,434	$330,447,140
Segment income from operations
Tissue	$8,590,369	$6,046,046	$20,759,448	$15,333,763
Machine-glazed paper	1,969,014	120,264	2,700,380	161,257
Foam	71,953	—	250,610	—
Total segment income from operations	10,631,336	6,166,310	23,710,438	15,495,020
Amortization expense	(1,258,994)	—	(2,061,429)	—
Consolidated income from operations	9,372,342	6,166,310	21,649,009	15,495,020
Interest expense, net	(6,910,402)	(4,843,976)	(17,951,147)	(14,965,736)
Net foreign currency transaction gain (loss)	241,333	15,220	156,713	(104,247)
Other income (expense)	36,975	104,573	(1,443)	187,073
Income before income tax expense	$2,740,248	$1,442,127	$3,853,132	$612,110
Capital Expenditures
Tissue	$4,359,725	$3,392,489	$8,168,666	$8,972,218
Machine-glazed paper	300,714	258,712	977,484	1,229,947
Foam	—	—	—	—
Corporate	253,112	373,325	587,950	763,148
Consolidated	$4,913,551	$4,024,526	$9,734,100	$10,965,313

	Three Months Ended		Nine Months Ended
	November 27, 2008	November 29, 2007	November 27, 2008	November 29, 2007
		(Restated)		(Restated)
Depreciation
Tissue	$4,381,706	$4,144,733	$13,032,038	$13,692,311
Machine-glazed paper	1,489,430	1,487,365	4,547,660	4,654,457
Foam	21,347	—	34,953	—
Consolidated	$5,892,483	$5,632,098	$17,614,651	$18,346,768

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 8 Business Segments (continued)

	November 27, 2008	February 29, 2008
		(Restated)
Segment assets
Tissue	$395,890,080	$325,526,456
Machine-glazed paper	91,739,403	91,007,538
Foam	2,245,334	—
Corporate assets	4,164,691	6,682,685
Consolidated	$494,039,508	$423,216,679

Note 9 Goodwill and Other Intangibles, Net

Goodwill, trademarks and other intangibles and related accumulated amortization as of November 27, 2008 and February 29, 2008 are as follows:

	November 27, 2008	February 29, 2008
		(Restated)
Goodwill	$35,887,998	$11,334,755

Trademarks	$9,456,000	$9,400,000
Noncompete agreements	12,770,000	—
Customer lists	17,340,000	—
	39,566,000	9,400,000
Accumulated amortization	(2,061,429)	—
Other Intangibles, Net	$37,504,571	$9,400,000

The increase in goodwill is attributable to the APF Acquisition.  Intangible assets are being amortized on a straight-line basis, assuming no significant residual value, over the following lives:  noncompete agreements-5 years, customer lists-7 years and trademarks- 3 years.  Annual aggregate amortization expense estimated for each of the 5 succeeding years is approximately $5.0 million.  Amortization expense for the three months and nine months ended November 27, 2008 was $1,258,994 and $2,061,429, respectively.

Note 10 Income taxes

The effective income tax rate for the three months and nine months ended November 27, 2008 was 32.9% and 33.0%, respectively compared to 14.1% (benefit) and 70.6% (benefit), respectively for the three months and nine months ended November 29, 2007.   Included in the income tax benefit for the three months and nine months ended November

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 10 Income taxes (continued)

29, 2007 is $.7 million of benefit primarily related to the different book and tax treatment of deductions related to transaction costs.

At November 27, 2008, the Company did not have any unrecognized tax benefits.  The fiscal tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.  As of November 27, 2008, the Company does not expect any material changes to unrecognized tax positions within the next 12 months.

Note 11 Earnout Payment

On August 29, 2008, $15.0 million in contingent consideration in connection with the Agreement and Plan of Merger that the Parent consummated on June 12, 2006 with Cellu Parent, a corporation organized and controlled by Weston Presidio, and Cellu Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of Cellu Parent and a newly formed corporation indirectly controlled by Weston Presidio was paid out due to the achievement of certain financial targets for fiscal year 2008.   Of the $15.0 million, $1.3 million was issued in stock of Cellu Parent, which was accounted for by the Company as a capital contribution from its Parent.  The remaining $13.7 million was paid out in cash and funded by an equity contribution of $6.7 million by Weston Presidio to Cellu Parent and $7.0 million by Cellu Tissue, which was funded through borrowings on the Company’s revolving line of credit.   The Company anticipates paying out the remaining $20.0 million as follows:  $15.0 million for fiscal year 2009 and the remaining $5.0 million for fiscal year 2010.

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

The Company has restated herein its consolidated financial statements as of February 29, 2008 and for the three and nine months ended November 29, 2007.  This restatement corrects errors in (i) accounting for deferred income taxes in connection with purchase accounting applied in fiscal 2007, (ii) classification of borrowings and repayments on the revolving credit facility in the statement of cash flows, and certain other adjustments that were initially deemed to be not material by management, including (a)  classification of shipping and handling costs in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10), (b) accounting for derivative instruments, (c) accounting for foreign exchange gains and losses in fiscal 2008, and (d) certain other miscellaneous adjustments. See Note 2-Restatement of Financial Statements in the accompanying consolidated financial statements for further information.

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

We operate in three business segments:  tissue, machine-glazed paper and foam.    The foam business segment was added in connection with the APF Acquisition (see discussion below).  We assess the performance of our business segments using segment income from operations.  Segment income from operations excludes interest income, interest expense, income tax expense, amortization expense, other income (expense) and the impact of foreign currency gains and losses.

Acquisitions

On July 2, 2008, we, through two newly created, wholly-owned subsidiaries, Cellu Hauppauge and Cellu Thomaston consummated the acquisition of certain assets, and assumption of certain liabilities, from Atlantic Paper & Foil Corp. of N.Y., Atlantic Lakeside Properties, LLC, Atlantic Paper & Foil, LLC, Atlantic Paper & Foil of Georgia, LLC and Consumer Licensing Corporation (collectively, the “Sellers”) pursuant to the Purchase Agreement between Cellu Tissue and the Sellers.  The aggregate purchase price paid was $68,000,000, including a cash payment at closing of $61,700,000 and the issuance of a promissory note by Cellu Tissue to Atlantic Paper & Foil Corp. of N.Y. in the principal amount of $6,300,000 (the “Seller Note”), plus the assumption of certain liabilities.  We also incurred $2.1 million of transaction related costs.  The purchase price, which was subject to certain post-closing working capital adjustments, was adjusted downward by approximately $98,000 by the working capital adjustment settlement that was finalized in the third quarter 2009.  We financed the cash portion of the purchase price with cash on-hand, the borrowings described below and an equity contribution from our Parent.

The APF Acquisition has been accounted for as a purchase in accordance with the provisions of SFAS 141 and, accordingly, the consolidated statement of operations includes the results of APF during the three and nine months ended November 27, 2008 from the date of acquisition.  The acquisition has resulted in the recognition of goodwill, which is attributable to our tissue segment and will be deductible for tax purposes.  Goodwill reflects the future earnings and cash flow potential of the acquired business in excess of fair values that are assigned to all other identifiable assets and liabilities.  Goodwill arises because the purchase price paid reflects factors including the strategic fit and expected synergies this business brings to existing operations.  Purchase price allocations are subject to refinement until all pertinent information is obtained.  We have allocated the purchase price over the net assets acquired in the acquisition based on an estimate of the fair value of assets and liabilities as follows:

Purchase price allocated to:
Current assets, primarily accounts receivable and inventories	$15,412,456
Property, plant and equipment	5,306,225
Goodwill	24,553,243
Noncompete agreements	12,770,000
Customer lists	17,340,000
Trademarks	56,000
Current liabilities	(4,989,828)
Total	$70,448,096

We have estimated the fair value of the assets and liabilities of the APF Acquisition, utilizing information available at the time our unaudited interim financial statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained.  The purchase price allocations are preliminary with respect to finalizing the transferability of tax credits and other minor items.  We have considered outside third-party appraisals of our tangible and intangible assets to determine the applicable fair market values.    Depreciation has been calculated on the fair value assigned to the tangible fixed assets based on an average remaining useful life.   Intangible assets are being amortized on a straight-line basis, assuming no significant residual value, over the following lives:  noncompete agreements-5 years, customer lists-7 years and trademarks- 3 years.

The results of APF’s operations from the July 2, 2008 date of acquisition are primarily included in our tissue segment.  Part of the acquisition related to the foam business, which we show as a separate segment as noted above.  Unaudited pro forma results of operations for the three months ended November 29, 2007 and for the nine months ended November 27, 2008 and November 29, 2007, as if we and APF had been combined at the beginning of the periods presented, are presented below.  The pro forma results include estimates and assumptions, which our management believes are reasonable.  However, the pro forma results do not include any cost savings or other effects of the planned integration of APF and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended November 29, 2007 (1)
	Actual	Pro Forma
	(Restated)	(Restated)
	(in thousands)
Net sales	$112,194	$131,547
Operating income	$6,166	$8,673
Net income	$1,645	$4,991

(1) Pro forma operating results include the operating results for APF for the three months ended September 30, 2007, as APF was previously a calendar year-end company.

	Nine Months Ended November 27, 2008 (2)		Nine Months Ended November 29, 2007 (3)
	Actual	Pro Forma	Actual	Pro Forma
			(Restated)	(Restated)
	(in thousands)		(in thousands)
Net sales	$390,582	$423,576	$330,447	$387,364
Operating income	$21,649	$25,162	$15,495	$22,719
Net income	$2,584	$5,454	$1,044	$8,210

(2)          Pro forma operating results include the operating results for APF for the period March 1, 2008 to June 30, 2008, prior to its acquisition date on July 2, 2008.

(3) Pro forma operating results include the operating results for APF for the nine months ended September 30, 2007, as APF was previously a calendar year-end company.

On March 21, 2007, we executed the Acquisition Agreement with CityForest, Cellu City Merger Sub and Wayne Gullstad as the shareholders’ representative.  Pursuant to the Acquisition Agreement and subject to the terms and conditions therein, Cellu City Merger Sub, a wholly owned subsidiary of ours, merged with and into CityForest, with CityForest surviving and becoming our wholly owned subsidiary.  The aggregate merger consideration (including assumption of $18.4 million in aggregate principal amount of industrial revenue bonds) was approximately $61.0 million subject to certain working capital and net cash adjustments.  Total cash paid for the acquisition of $46.8 million (purchase price of $61.0 million less assumed indebtedness of $18.4 million plus restricted cash and other miscellaneous adjustments of $1.6 million and acquisition costs of $2.6 million), was financed in part by the First Additional Notes, (approximately $20.0 million), borrowings on a revolving line of credit ($17.4 million) and available cash on hand.

The CityForest Acquisition has been accounted for as a purchase in accordance with the provisions of SFAS 141 and, accordingly, the consolidated statements of operations includes the results of CityForest during the three months and nine months ended November 27, 2008, during the three months ended November 29, 2007 and during the nine months ended November 29, 2007 from the date of acquisition.   The results of CityForest’s operations are included in our tissue segment.   Unaudited pro forma results of operations for the nine months ended November 29, 2007, as if we and CityForest had been combined at the beginning of the period presented, are presented below.  The pro forma results include estimates and assumptions, which our management believes are reasonable.  However, the pro forma results do not include any cost savings or other effects of the planned integration of CityForest and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the date indicated, or which may result in the future.

	Nine Months Ended November 29, 2007 (1)
	Actual	Pro Forma
	(Restated)	(Restated)
	(in thousands)
Net sales	$330,447	$333,157
Operating income	$15,495	$16,081
Net income	$1,044	$1,605

(1) Pro forma operating results include the operating results for CityForest for the nine months ended November 29, 2007.   The actual operating results include the operating results for CityForest for the period from the acquisition date (March 21, 2007) to November 29, 2007.

Results of Operations for the Three Months Ended November 27, 2008 (the Fiscal 2009 Three-Month Period) compared to the Three Months Ended November 29, 2007 (the Fiscal 2008 Three-Month Period) and the Nine Months Ended November

27, 2008 (the Fiscal 2009 Nine-Month Period) compared to the Nine Months ended November 29, 2007 (the Fiscal 2008 Nine-Month Period)

Net sales for the fiscal 2009 three-month period increased $30.8 million, or 27.5%, to $143.0 million from $112.2 million for the comparable period in the prior year. Net sales for the fiscal 2009 nine-month period increased $60.1 million, or 18.2%, to $390.6 million from $330.5 million for the comparable period in the prior year.  On a company-wide basis, tons sold increased for the fiscal 2009 three-month period and the fiscal 2009 nine-month period compared to the comparable periods of fiscal 2008.  For the fiscal 2009 three-month period, we sold 91,931 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products, an increase of 12,389 tons, or 15.6%, compared to the fiscal 2008 three-month period.  For the fiscal 2009 nine-month period, we sold 256,416 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products, an increase of 18,613 tons, or 7.8%, compared to the fiscal 2008 nine-month period.  Of these increases, $25.2 million of net sales and 14,437 tons sold for the three-month period and $38.4 million of net sales and 22,378 tons sold for the nine-month period related to APF.  Net selling price per ton increased from $1,411 and $1,390 for the fiscal 2008 three-month and nine-month periods to $1,541 and $1,514 for the fiscal 2009 three-month and nine-month periods.

Net sales for our tissue segment for the fiscal 2009 three-month period were $111.1 million, an increase of $27.1 million, or 32.2%, from the comparable period in the prior year.  Net sales for our tissue segment for the fiscal 2009 nine-month period were $300.4 million, an increase of $50.9 million, or 20.4%, from the comparable period in the prior year.  These increases are the result of the APF Acquisition, supporting an increase in tonnage sold in our converting business, and an increase in net selling price per ton over the comparable periods in the prior year.

Net sales for our machine-glazed segment for the 2009 three-month period were $30.5 million, an increase of $2.3 million, or 8.3%, from the comparable period in the prior year.  Net sales for our machine-glazed segment for the 2009 nine-month period were $87.9 million, an increase of $6.9 million, or 8.5%, from the comparable period in the prior year.  These increases are driven primarily by an increase in tonnage sold and an increase in net selling price per ton over the comparable periods in the prior year.

Net sales for our foam segment for the 2009 three-month and nine-month periods were $1.4 million and $2.3 million, respectively.  We started reporting with respect to the foam segment following the APF Acquisition.

Gross profit for the fiscal 2009 three-month period increased to $16.1 million from $11.7 million, an increase of $4.4 million, or 37.4%, from the comparable period in the prior year.  As a percentage of net sales, gross profit increased to 11.3% in the fiscal 2009 three-month period from 10.4% in the fiscal 2008 three-month period.  Gross profit for the fiscal 2009 nine-month period increased to $38.9 million from $30.5 million, an increase of $8.4 million, or 27.6%, from the comparable period in the prior year.

As a percentage of net sales, gross profit increased to 10.0% in the fiscal 2009 nine-month period from 9.2% in the fiscal 2008 nine-month period.  The increase in gross profit as a percentage of net sales in the fiscal 2009 three-month period is the result of an increase in net selling price per ton, which more than offset increased fiber costs per ton over the comparable period in the prior year.  The increase in gross profit as a percentage of net sales in the fiscal 2009 nine-month period is the result of an increase in net selling price per ton, which more than offset increases in fiber and energy costs per ton over the comparable period in the prior year.

Gross profit for our tissue segment for the fiscal 2009 three-month period was $12.7 million, an increase of $2.8 million, or 28.2%, from the comparable period in the prior year.  Gross profit for our tissue segment for the fiscal 2009 nine-month period was $32.3 million, an increase of $6.6 million, or 25.8%, from the comparable period in the prior year.

Gross profit for our machine-glazed segment for the fiscal 2009 three-month period was $3.3 million, an increase of $1.5 million, or 84.1%, from the comparable period in the prior year.  Gross profit for our machine-glazed segment for the fiscal 2009 nine-month period was $6.3 million, an increase of $1.5 million or 32.3% from the comparable period in the prior year.

Gross profit for our foam segment for the fiscal 2009 three-month and nine-month periods was $.1 million and $.3 million, respectively.

As a percentage of net sales, gross profit for the tissue segment decreased to 11.5% in the fiscal 2009 three-month period and increased to 10.8% in the fiscal 2009 nine-month period from 11.8% in the fiscal 2008 three-month period and 10.3% in the fiscal 2008 nine-month period.  As a percentage of net sales, gross profit for the machine-glazed segment increased to 10.8% in the fiscal 2009 three-month period and 7.2% in the fiscal 2009 nine-month period from 6.4% in the fiscal 2008 three-month period and 5.9% in the fiscal 2008 nine-month period.  As a percentage of net sales, gross profit for the foam segment for the three-month and nine-month periods was 5.4% and 11.2%, respectively.

Selling, general and administrative expenses in the fiscal 2009 three-month period increased $.4 million, or 8.1%, to $5.2 million from $4.8 million in the fiscal 2008 three-month period.  Selling, general and administrative expenses in the fiscal 2009 nine-month period increased $.5 million, or 3.4%, to $14.3 million from $13.8 million in the fiscal 2008 nine-month period.  As a percentage of net sales, selling, general and administrative expenses decreased to 3.7% in the fiscal 2009 three-month period and in the fiscal 2009 nine-month period from 4.3% and 4.2%, respectively, for the comparable periods in the prior year.  Included in the fiscal 2008 three-month and nine-month periods are additional costs incurred in connection with being compliant with Sarbanes Oxley as this was the first year we had to meet such requirements.

Terminated acquisition-related transaction costs for the fiscal 2009 nine-month period of $.1 million relate to costs incurred in connection with acquisitions that did not transpire.

Stock compensation expense in the fiscal 2009 three-month and nine-month periods of $.2 million and $.7 million, respectively, and fiscal 2008 three-month and nine-month periods of $.7 and $1.1 million, respectively relates to the accounting for restricted stock and stock option grants.

Amortization expense in the fiscal 2009 three-month and nine-month periods of $1.3 million and $2.1 million, respectively, relates to amortization of the intangible assets recorded in connection with the APF Acquisition.

Interest expense, net in the fiscal 2009 three-month period was $6.9 million compared to $4.8 million in the fiscal 2008 three-month period.  Interest expense, net in the fiscal 2009 nine-month period was $18.0 million compared to $15.0 million in the fiscal 2008 nine-month period.  These increases are due to the additional debt incurred in connection with the APF Acquisition.

Foreign currency (gain) loss in the fiscal 2009 three-month period and nine-month period was a gain of $.2 million compared to a gain of less than $.1 million and a loss of $.1 million, respectively, for the comparable periods in the prior year.  The fluctuations relate to the change in the Canadian currency period over period.

Income tax expense for the fiscal 2009 three-month period was $.9 million or an effective tax rate of 32.9% compared to income tax benefit of $.2 million or an effective tax rate of 14.1% for the fiscal 2008 three-month period.  The income tax expense for the fiscal year 2009 nine-month period was $1.3 million or an effective tax rate of 32.9% compared to income tax benefit of $.4 million or an effective tax rate of 70.6% for the fiscal year 2008 nine-month period.  Included in the income tax benefit for the three-month and nine-month period ended November 29, 2007 is $.7 million of benefit primarily related to the different book and tax treatment of deductions related to transaction costs.  This benefit was recorded in the third quarter of fiscal 2008 upon completion of the Company’s 2007 tax return as the impact is considered discrete to that quarter.  Also, included in the income tax benefit for the fiscal 2008 nine-month period is approximately $90,000 related to additional Canadian income taxes paid upon completion of our fiscal year 2007 tax returns, which was recorded in the second quarter upon completion of those returns.

Net income for the fiscal 2009 three-month period was $1.8 million compared to net income of $1.6 million for the comparable period in the prior year. Net income for the fiscal 2009 nine-month period was $2.6 million compared to a net income of $1.0 million for the comparable period in the prior year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Net cash provided by operations was $9.6 million for the fiscal 2009 nine-month period compared to $14.5 million for the fiscal 2008 nine-month period.  Non-cash items, consisting of stock-based compensation, deferred income taxes, depreciation and amortization for the fiscal 2009 nine-month period totaled $22.9 million compared to $16.2 million for the 2008 fiscal nine-month period.  Cash flows used by changes in working capital totaled $14.0 million for the fiscal 2009 nine-month period compared to $2.7 million in the fiscal 2008 nine-month period.  With respect to the changes in accounts receivable and inventory, cash used by these items was $14.9 million for the fiscal 2009 nine-month period compared to $3.5 million for the comparable period in the prior fiscal year.  This increase is reflective of a change in payment terms with a key customer, timing of customer payments and an increase in sales.  Cash provided by changes in prepaid expenses and other current assets was $.6 million for the fiscal 2009 nine-month period compared to cash used of $2.5 million for the comparable period in the prior fiscal year.  Cash used by changes in accounts payable, accrued expenses and accrued interest for the fiscal 2009 nine-month period was $1.5 million compared to cash provided of $2.9 million for the comparable period in the prior year.

Net cash used in investing activities for the fiscal 2009 nine-month period was $73.9 million compared to net cash used in investing activities of $54.6 million for the fiscal 2008 nine-month period.  The fiscal 2009 nine-month period includes $64.1 million of cash paid for the APF Acquisition.  The fiscal 2008 nine-month period includes $43.6 million of cash paid for the CityForest Acquisition, net of cash received.  The remaining change relates to the level of capital spending period over period.

Net cash provided by financing activities for the fiscal 2009 nine-month period was $63.3 million, primarily related to financing obtained in connection with the APF Acquisition and $7.0 million of cash paid by the company in connection with the earnout payment related to the merger.  Net cash provided by financing activities for the fiscal 2008 nine-month period was $25.1 million related to financing obtained in connection with the City Forest Acquisition.

Earnout Payment

On August 29, 2008, $15.0 million in contingent consideration in connection with the Agreement and Plan of Merger that the Parent consummated on June 12, 2006 with Cellu Parent, a corporation organized and controlled by Weston Presidio, and Cellu Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of Cellu Parent and a newly formed corporation indirectly controlled by Weston Presidio was paid out due to the achievement of certain financial targets for fiscal year 2008.  Of the $15.0 million, $1.3 million was issued in stock of Cellu Parent, which was accounted for by us as a capital contribution from our Parent.  The remaining $13.7 million was paid out in cash and funded by an equity contribution of $6.7 million by Weston Presidio to Cellu Parent and $7.0 million by us, which was funded through borrowings on the our revolving line of credit.  We anticipate paying out the remaining $20.0 million as follows:  $15.0 million for fiscal year 2009 and the remaining $5.0 million for fiscal year 2010.

9 ¾% Senior Secured Notes due 2010

In March 2004, we completed a private offering of the Original Notes pursuant to and governed by the Cellu Tissue Indenture among us, the subsidiary guarantors party thereto and the Trustee.  In connection with the CityForest Acquisition, we entered into the Note Purchase Agreement with the Purchaser, dated March 21, 2007, pursuant to which we issued and sold the First Additional Notes to the Purchaser for the purchase price of $20.0 million, which is equal to 98.7383% of the aggregate principal amount of the Additional Notes.  The First Additional Notes were issued pursuant to and are governed by the Cellu Tissue Indenture.

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

The Notes mature on March 15, 2010 and require semi-annual interest payments on March 15 and September 15.  The Notes are collateralized by a senior secured interest in substantially all of our assets.  The Cellu Tissue Indenture contains certain covenants, including limitations on certain restricted payments, the incurrence of additional indebtedness and the sale of certain assets.  The Cellu Tissue Indenture has been amended by two subsequent amendments pursuant to which CityForest, Cellu Happauge and Cellu Thomaston became parties to the Cellu Tissue Indenture as subsidiary guarantors (collectively, the “Additional Guarantors”).  As subsidiary guarantors, the Additional Guarantors, on a joint and several basis, with all the existing subsidiary guarantors, fully, unconditionally and irrevocably guarantee the obligations of Cellu Tissue under the Cellu Tissue Indenture and Notes.  The Notes are unconditionally guaranteed by all of our subsidiaries.

Seller Note Payable

As part of the financing of the APF Acquisition, we entered into the Seller Note in the principal amount of $6,300,000.  Interest only at 12% is payable on the note in quarterly installments with the principal due July 2, 2011.

Credit Agreement

We entered into the Credit Agreement, among Cellu Tissue, Interlake, our Parent, the other loan guarantors party thereto, the U.S. Administrative Agent, the  Canadian Administrative Agent and the other lenders party thereto.  The Credit Agreement provides for a $35.0 million working capital facility, which was subseqeuently increased to $60.0 million (see discussion following), including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. An amount equal to $32.0 million, which was subsequently increased to $57.0 million (see discussion following), is available, in U.S. dollars, to the U.S. Borrower under the facility and an amount equal to $3.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility.  Borrowings of $17.4 million were made to finance a portion of the CityForest Acquisition and borrowings of $12.1 million were made to finance a portion of the APF Acquisition.  As of November 27, 2008, there was $28.5 million of borrowings outstanding under the working capital facility and excess availability was $27.6 million.

We have entered into the First Amendment, to the Credit Agreement dated June 12, 2006 (as amended by the First Amendment, the “Amended Credit Agreement”) among Cellu Tissue, Interlake, certain subsidiaries of Cellu Tissue, the Parent, the U.S. Administrative Agent and the Canadian Administrative Agent.

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

We have entered into the Second Amendment, to the Credit Agreement dated June 12, 2006 (as amended by the First Amendment and the Second Amendment, “Credit Agreement, as Amended”), among Cellu Tissue, Interlake, certain subsidiaries of Cellu Tissue, the Parent, the U.S. Administrative Agent and the Canadian Administrative Agent.

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

On September 29, 2008, we entered into the Third Amendment, to the Credit  Agreement, dated as of June 12, 2006 (as amended by the First Amendment and the Second Amendment and as further amended, supplemented or otherwise modified from time to time, by and among Parent, Cellu Tissue,  Interlake, the Loan Guarantors party thereto, the lenders party thereto,  the US Administrative Agent and the Canadian Administrative

Agent.  This Amendment increases the amount of the Canadian Commitments by $2.0 million and reduces the amount of the US Commitments by the same amount.

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

The Reimbursement Agreement contains various affirmative and negative covenants customary for working capital and term credit facilities, as well as additional covenants relating to the Bonds.  The negative covenants include limitations on: indebtedness; liens; acquisitions, mergers and consolidations; investments; guarantees; asset sales; sale and leaseback transactions; dividends and distributions; transactions with affiliates; capital expenditures; and changes to the status of the Bonds. CityForest is also required to comply on a quarterly basis with a maximum leverage covenant and a minimum fixed charge coverage covenant.  The Reimbursement Agreement also contains customary events of default, including:  payment defaults; breaches of representations and warranties; covenant defaults; cross-defaults to certain other debt, including the Notes and indebtedness under the Credit Agreement (as amended from time to time); certain events of bankruptcy and insolvency; judgment defaults; certain defaults related to the Employee Retirement Income Security Act of 1974, as amended; and a change of control of CityForest or us.

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

Cash as of November 27, 2008 decreased to $.5 million from $.9 million as of the end of fiscal year 2008.

Receivables, net as of November 27, 2008 increased to $61.9 million from $44.5 million as of the end of fiscal year 2008.  Included in the $61.9 million is $10.7 million of receivables related to APF.  Without the effect of the acquisition, receivables increased $6.7 million from the end of fiscal year 2008 due primarily to a change in payment terms for a significant customer and timing of customer payments.

Inventory as of November 27, 2008 increased to $44.9 million from $34.0 million as of the end of fiscal year 2008.  Included in the $44.9 million is $9.1 million of inventories related to APF.  Without the effect of the acquisition, inventories increased $1.8 million from the end of fiscal year 2008, primarily due to a build in coal inventories at our Menominee mill.

Property, plant and equipment, net as of November 27, 2008 decreased to $302.1 million from $310.5 million as of the end of fiscal year 2008.  Included in the $302.1 million of property, plant and equipment, net is $6.9 million related to APF.  Without the effect of the acquisition, property, plant and equipment decreased $15.3 million from the end of fiscal year 2008.  This decrease relates to depreciation expense for the period offset partially by capital expenditures for the period.

Goodwill as of November 27, 2008 increased to $35.9 million from $11.3 million as of the end of fiscal year 2008 due to the acquisition of APF.

Other intangibles, net as of November 27, 2008 increased to $37.5 million from $9.4 million as of the end of fiscal year 2008.  The additions to other intangibles relate to the acquisition of APF, reduced by amortization expense from the date of acquisition through November 27, 2008.

Other assets as of November 27, 2008 increased to $2.2 million from $1.5 million as of the end of fiscal year 2008 due to debt and bond issuance costs capitalized and included in other assets resulting from the financing in connection with the APF Acquisition.

Bank overdrafts as of November 27, 2008 were $1.3 million compared to zero as of the end of fiscal year 2008.  As of the end of the current quarter checks outstanding exceeded cash balances in our lockbox account by this amount.

Revolving line of credit borrowings as of November 27, 2008 increased to $28.5 million from $9.8 million as of the end of fiscal year 2008 primarily due to additional borrowings in connection with the financing of the APF Acquisition, the semi-annual interest payment on the Notes and the earnout payment.

Accounts payable as of November 27, 2008 decreased to $22.2 million from $24.1 million as of the end of fiscal year 2008.  Included in the $22.2 million of accounts payable is $2.7 million related to APF.  Without the effect of the acquisition, accounts payable decreased $4.6 million from the end of fiscal year 2008 due to timing of payments.

Accrued expenses as of November 27, 2008 increased to $28.0 million from $19.1 million as of the end of fiscal year 2008.  Included in the $28.0 million of accrued expenses is $2.9 million related to APF.  Without the effect of the acquisition, accrued expenses increased $6.0 million primarily due to the timing lag between receipt of goods and receipt of invoices at quarter-end.

Accrued interest as of November 27, 2008 decreased to $4.7 million from $8.3 million as of the end of fiscal year 2008.  The decrease is due to the timing of our semi-annual interest payments.

Other current liabilities as of November 27, 2008 increased to $16.3 million from $15.0 million as of the end of fiscal year 2008.  Included in the $16.3 million is a liability of $1.3 million related to the fair value of our cash flow hedging instruments.

Long-term debt as of November 27, 2008 increased to $242.5 million from $198.8 million as of the end of fiscal year 2008 due to debt incurred to finance the APF Acquisition.

Other liabilities as of November 27, 2008 decreased to $5.1 million from $20.1 million as of the end of fiscal year 2008 due to the earnout payment of $15.0 million in August 2008.

Capital in excess of par value as of November 27, 2008 increased to $70.7 million from $47.0 million as of the end of fiscal year 2008 due to an equity investment by Parent to fund a portion of the APF Acquisition and the stock portion of the earnout payment in August 2008 and the equity investment by Weston Presidio used to fund a part of the cash portion of the earnout payment in August 2008.

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

Derivatives and Hedging

We use derivative financial instruments to offset a substantial portion of its exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, certain of which are designated as hedges of specific quantities of natural gas expected to be purchased in future months.  These contracts are held for purposes other than trading and are designated as cash flow hedges.  We measure fair value of its derivative financial instruments in accordance with SFAS 157.  SFAS 157 defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:  level 1-inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access; level 2-inputs utilize data points that are observable such as quoted prices, interest rate and yield curves; level 3-inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

Our derivative contracts, natural gas forward contracts, are valued using industry-standard models that use observable market inputs (forward market prices for natural gas) as their basis.  We classify these instruments within level 2 of the valuation hierarchy.  SFAS 157 requires that for level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (non performance risk).  The fair value of these cash flow hedging instruments was a liability of $1.3 million, which is included in other current liabilities, and an asset of $.2 million, which is included in other current assets, as of November 27, 2008 and February 29, 2008, respectively.  Prior to the three months ended November 27, 2008 these contracts have not been designated as hedges and accordingly, for the nine months ended November 27, 2008 and for the three and nine months ended November 29, 2007, $.9 million loss, $.5 million gain and $.2 million loss, respectively have been recorded to earnings.  Hedging activities transacted in the three months ended November 27, 2008 have been designated as hedges and during the next 12 months, $.5 million of the $1.3 million remains to be reclassified to earnings consistent with the underlying hedging transactions.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157.  We were required to adopt the provisions of SFAS 157 effective March 1, 2008.  SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed.  SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data.  The adoption of SFAS 157 did not have a material impact on our results of operations and financial position.  In February 2008, FSP No. 157-1 which removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS 157, and FSP No. 157-2, which deferred the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually, to fiscal years beginning after November 15, 2008.  We implemented SFAS 157 for financial assets and liabilities at the beginning of its fiscal year 2009 and elected to defer the adoption of SFAS 157 for non-financial assets and liabilities until the beginning of its fiscal year 2010 as allowed under FSP 157-2.  The implementation of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position and results of operations.   We are still assessing the impact that adopting SFAS 157 for non-financial assets and liabilities will have on our consolidated financial position and results of operations.  The major categories of non-financial assets and liabilities that are measured at fair value, for which we have not yet applied the provisions of SFAS 157, are as follows: reporting units measured at fair value in the first step of the our goodwill impairment testing and indefinite-lived intangible assets measured at fair value for impairment testing.

In February 2007, the FASB issued SFAS 159.  This Standard permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 was effective as of the beginning of fiscal 2009.  We evaluated our existing eligible financial assets and liabilities and elected not to adopt the fair value option for any eligible items for the three or nine months ended November 27, 2008.

In December 2007, the FASB issued SFAS 141(R), and SFAS 160.  These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.  SFAS 141 (R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.  We are currently assessing the impact that SFAS 141 (R) and SFAS 160 will have on our results of operations and financial position.

In March 2008, the FASB issued SFAS 161.  SFAS 161 requires entities to provide enhanced disclosures about derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008.  We are currently assessing the impact that SFAS 161 will have on our results of operations and financial position.

In April 2008, the FASB issued FSP No. FAS 142-3.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other generally accepted accounting principles.  This FSP applies prospectively to all intangible assets acquired after the effective date, which is fiscal years beginning after December 15, 2008, whether acquired in a business combination or otherwise.  Early adoption is prohibited.  We are evaluating this guidance but do not expect it to have a significant impact on our financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162.  This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities.  SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting

Principles”.  We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In March 2004, we completed a private offering of the Notes.  In connection with the acquisition of CityForest in March 2007, we issued and sold approximately $20.0 million of First Additional Notes and assumed $18.4 million of additional debt.  In connection with the APF Acquisition, we issued and sold approximately $40.0 million of Second Additional Notes. Our Notes mature on March 15, 2010.  We also have the ability to borrow under our revolving line of credit, up to $60.0 million, of which as of November 27, 2008 we have outstanding borrowings of $28.5 million.  Borrowings of $12.1 million were made to finance a portion of the APF Acquisition.  As a result, we are highly leveraged.    The interest on our revolving line of credit fluctuates based on prime plus .75% or LIBOR plus 2.00% depending on whether our borrowing is based on prime or LIBOR rates.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer,

concluded that, in light of the material weakness in our internal control over financial reporting described below, as of November 27, 2008, our disclosure controls and procedures were not effective.

As a result of this material weakness, management performed additional procedures to ensure that our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).  Accordingly, we believe that the financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the restatement of the Company’s financials statements as of February 29, 2008, we identified the following material weakness in our internal control over financial reporting, which continued to exist as of November 27, 2008:

We did not maintain effective internal control over financial reporting with respect to the application of US GAAP as it relates to complex purchase accounting issues and accounting for derivatives.  The Company lacks sufficient US GAAP expertise to properly assess and record complex accounting matters, specifically (i) deferred income taxes associated with purchase accounting; (ii) shipping and handling fees and costs; (iii) foreign exchange gains and losses; and (iv) derivatives.  See Note 2 Restatement of Financial Statements in the consolidated financial statements.

Plan of Remediation for Identified Material Weakness

The material weakness has not been fully remediated. Accordingly, management has determined that these control deficiencies continue to constitute a material weakness at November 27, 2008.

Management has prepared an action plan for all identified deficiencies as of February 29, 2008. The status of this plan will be monitored by management and reviewed by the Audit Committee periodically.

With respect to the identified material weakness, we will review and assess our internal controls, processes and procedures to timely and properly monitor, evaluate and record complex tax and accounting matters in accordance with US GAAP. We intend to review the responsibilities within our accounting and finance departments and may hire additional finance and accounting resources to focus on research and the application of US GAAP.  In addition, we may supplement our internal resources with assistance from outside advisors for the evaluation of unusual and non-routine transactions.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended November 27, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

If we fail to establish and maintain effective internal control over financial reporting, we may have material misstatements in our financial statements and we may not be able to report our financial results in a timely manner.

In conjunction with the restatement of certain of our financial statements (see Note 2) and under the authorization and direction of our Audit Committee, management has reassessed the effectiveness of the Company’s internal control over financial reporting and determined that a material weakness exists relating to the Company’s GAAP expertise in properly assessing and recording complex accounting matters, specifically (i) deferred income taxes associated with purchase accounting; (ii) shipping and handling fees and costs; (iii) foreign exchange gains and losses; and (iv) derivatives.

This material weakness in our internal control over financial reporting led to the restatement of our consolidated financial statements for the fiscal years ended February 29, 2008 and February 28, 2007 and interim financial statements for the periods ended August 28, 2008 and May 29, 2008. We cannot be certain that any remedial measures we take will ensure that we implement and maintain effective internal control over financial reporting in the future. Any failure to implement new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In particular, if the material weakness described above is not remediated, it could result in a misstatement of our accounts and disclosures that could result in a material misstatement to our annual or interim consolidated financial statements in future periods that would not be prevented or detected. For further discussion of our disclosure controls and procedures and internal control over financial reporting, see “Item 4. Controls and Procedures.”

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

Cellu Tissue Holdings, Inc.

Date:	January 30, 2009	/s/ Russell C. Taylor
Mr. Russell C. Taylor
President and Chief Executive Officer

Date:	January 30, 2009	/s/ David J. Morris
Mr. David J. Morris
Senior Vice President, Finance and Chief
Financial Officer