Form 10-K/A
period 2008-02-29
Cellu Tissue Holdings, Inc.
filed 2009-02-03
CIK 1295976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

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

Documents incorporated by reference:  None

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report of Cellu Tissue Holdings, Inc. (the “Company”) on Form 10-K for the fiscal year ended February 29, 2008, as filed with the Securities and Exchange Commission on May 19, 2008 (the “Original Filing”).  This Amendment is being filed for the purpose of restatement to correct errors in (i) accounting for deferred income taxes in connection with purchase accounting applied in fiscal 2007, (ii) classification of borrowings and repayments on the revolving credit facility in the statement of cash flows, (iii) classification of the equity investment by Weston Presidio/Other Stockholders in the period June 13, 2006-February 28, 2007 in the statement of cash flows in said period, and certain other adjustments that were initially deemed to be not material by management, including (a) classification of shipping and handling costs in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10), (b) accounting for derivative instruments, (c) accounting for foreign exchange gains and losses in fiscal 2008 and 2007, and (d) certain other miscellaneous adjustments as described in Note 2 and 15 to the consolidated financial statements.

All applicable amounts relating to this restatement have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financial statements in this amended Form 10-K/A. For discussion of the individual restatement adjustments, see Note 2 and 15 to the consolidated financial statements. Additionally, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the convenience of the reader, this Form 10-K/A sets forth the 2008 Form 10-K in its entirety. However, this Form 10-K/A only amends and restates certain information in Items 1 and 1A of Part I, Items 6, 7, 8 and 9A(T) of Part II and Item 15 of Part IV of the Original Filing, and no other items in the Original Filing are amended hereby. Except for the amended and restated information described above, the foregoing items have not been updated to reflect events subsequent to May 19, 2008, the filing date of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission (SEC) on and after the filing of the Original Filing. Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our chief executive officer and chief financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Except as expressly stated or where the context requires otherwise, the information in this amended Form 10-K/A generally speaks as of May 19, 2008, the date on which the Original Filing was filed with the SEC.

Background

On January 8, 2009, we announced that we were reviewing (i) accounting for deferred income taxes in connection with purchase accounting in fiscal year 2007 and other purchase accounting items from that fiscal year, (ii) classification of shipping and handling fees and costs under EITF 00-10 and (iii) accounting treatment of other selected accounts.  On January 20, 2009, our management and the audit committee of our Board of Directors have determined that our consolidated financial statements for fiscal years 2007 and 2008 and the first two quarters of fiscal 2009 should no longer be relied upon.  In addition to this Form 10-K/A, we are amending our Quarterly Reports on Form 10-Q for the first two quarters of fiscal 2009 to reflect the restatements described above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

The Company has restated its consolidated financial statements as of February 29, 2008 and February 28, 2007 and for the fiscal year ended February 29, 2008, the period from June 13, 2006 through February 28, 2007 (post-merger), the period from March 1, 2006 through June 12, 2006 (pre-merger), and its unaudited quarterly financial data for each of the interim periods of fiscal 2008 and fiscal 2007.  This restatement corrects errors in (i) accounting for deferred income taxes in connection with purchase accounting applied in fiscal 2007, (ii) classification of borrowings and repayments on the revolving credit facility in the statement of cash flows, (iii) classification of the equity investment by Weston Presidio/Other Stockholders in the period June 13, 2006-February 28, 2007 in the statement of cash flows in said period, and certain other adjustments that were initially deemed to be not material by management, including (a) classification of shipping and handling costs in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10), (b) accounting for derivative instruments, (c) accounting for foreign exchange gains and losses in fiscal 2008 and 2007, and (d) certain other miscellaneous adjustments.  See Note 2 — Restatement of Financial Statements and Note 15 Quarterly Results of Operations in the accompanying consolidated and combined financial statements for further information.

We manufacture and market a variety of specialty tissue hard rolls and machine-glazed paper used in the manufacture of various end products, including diapers, facial and bath tissue, assorted paper towels and food wraps.  In addition, we produce a variety of converted tissue products.  Our customers include major North American producers of branded and unbranded disposable consumer absorbent and tissue products for the personal and health care markets; consumer and away-from-home tissue products companies; national and regional tissue products distributors; and third-party converters who sell their products to food, bakery and confections companies.  We service a diverse group of high-quality customers, with three of our top 10 customers belonging to the Fortune 150 group of companies. For fiscal year 2008, we sold 317,080 tons of tissue and machine-glazed paper products, generating net sales of $443.1 million.

Our business is comprised of two segments: tissue and machine-glazed paper.  We currently own and operate seven strategically located manufacturing facilities with an aggregate annual production capacity of approximately 315,000 tons of tissue and machine-glazed paper hard rolls, currently consisting of approximately 236,000 tons of tissue hard roll production capacity and approximately 79,000 tons of machine-glazed paper hard roll production capacity.  In addition, our tissue converting equipment and machine-glazed paper converting equipment currently have annual converting production capacities of approximately 90,000 and 29,000 tons, respectively. See Item 8. Financial Statements and Supplementary Data, specifically Footnote 12. Business Segments for additional information regarding our segments.

Tissue.  Our tissue segment consists of two product lines: (1) hard roll tissue and (2) consumer and away-from-home converted tissue products.    For fiscal year 2008, our tissue segment sold 235,395 tons of tissue, generating net sales of $333.4 million, or approximately 75.2% of our net sales, and 84.0 % of our gross margin.

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

We entered the consumer and away-from-home converted tissue products market following our August 2002 acquisition of a previously idle manufacturing and converting facility in Neenah Wisconsin.  We began manufacturing at our Neenah Wisconsin facility in August 2002 and began producing our full line of converted tissue products by March 2003.  We have significantly increased the sales of products from the Neenah Wisconsin facility since its acquisition to in excess of $140 million in fiscal year 2008.

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

Machine-glazed paper.  We produce machine-glazed paper hard rolls at our Michigan, Mississippi and Ontario facilities in a variety of weights, widths and surface characteristics.  Machine-glazed paper is tissue paper with a glazed coating and, in some cases, other moisture and grease-resistant coatings.  We sell our machine-glazed paper hard rolls to third-party converters that manufacture fast food and commercial food wrap, as well as niche market products such as gum wrappers, coffee filters, tobacco papers, wax paper and butter wraps.  We use the balance of our machine-glazed paper hard rolls at our Michigan facility to produce converted wax paper products, including wet and dry wax paper, sandwich bags and microwavable wax paper.   The majority of our converted wax paper products manufactured at our Michigan facility is sold as branded products to a single customer.  For fiscal year 2008, our machine-glazed paper segment sold 81,685 tons of machine-glazed paper hard rolls and converted wax paper products, generating net sales of $109.7 million, or approximately 24.8 % of our net sales, and 16.0 % of our gross margin.

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

Forward-looking statements

This Annual Report on Form 10-K/A includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will” or words or phrases of similar meaning.  Forward-looking statements are subject to many uncertainties and other variable circumstances, including those discussed in this Annual Report under the heading “Item 1A. Risk Factors,” many of which are outside of our control, that could cause our actual results and experience to differ materially from those we thought would occur.  Other risks besides those listed in “Item 1A. Risk Factors” can adversely affect us.  New risk factors can emerge from time to time.  It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in the forward-looking statements.  Given these risks and uncertainties, we urge you to read this Annual Report completely and with the understanding that actual future results may be materially different from what we plan or expect.  We will not update these forward-looking statements even if our situation changes in the future.

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

We use energy, mainly natural gas, electricity and fuel oil, to operate machinery and to generate steam, which we use in our production process.  Energy prices, particularly for natural gas and fuel oil, have continued to increase since 2000, with a corresponding effect on our production costs.  We spent approximately $50.7 million in fiscal year 2008 on electricity, natural gas, oil and coal.    Our Mississippi and Wisconsin facilities operate in regulated electric markets.  Our other four facilities operate in deregulated electric markets.  All of our facilities operate in deregulated natural gas markets.  If our energy costs are greater than anticipated, our business, financial condition and operating results may be materially adversely affected.

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

If we fail to establish and maintain effective internal control over financial reporting, we may have material misstatements in our financial statements and we may not be able to report our financial results in a timely manner (Restated).

In conjunction with this amended Annual Report on Form 10-K/A for the year ended February 29, 2008 and under the authorization and direction of our Audit Committee, management has reassessed the effectiveness of the Company’s internal control over financial reporting and determined that a material weakness exists relating to the Company’s GAAP expertise in properly assessing and recording complex accounting matters, specifically (i) deferred income taxes associated with purchase accounting; (ii) shipping and handling fees and costs; (iii) foreign exchange gains and losses; and (iv) derivatives.

This material weakness in our internal control over financial reporting led to the restatement of our consolidated financial statements for the fiscal years ended February 29, 2008 and February 28, 2007 and interim financial statements for the periods ended August 28, 2008 and May 29, 2008. We cannot be certain that any remedial measures we take will ensure that we implement and maintain effective internal control over financial reporting in the future. Any failure to implement new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In particular, if the material weakness described above is not remediated, it could result in a misstatement of our accounts and disclosures that could result in a material misstatement to our annual or interim consolidated financial statements in future periods that would not be prevented or detected. For further discussion of our disclosure controls and procedures and internal control over financial reporting, see “Item 9A(T). Controls and Procedures.”

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table contains our selected consolidated financial data for fiscal year 2008, for the period from March 1, 2006 to June 12, 2006 (pre-merger), for the period from June 13, 2006 to February 28, 2007 (post-merger) and for fiscal year 2006 and for the fiscal year ended February 28, 2005, or fiscal year 2005 (pre-merger), and the fiscal year ended February 29, 2004, or fiscal year 2004 (pre-merger).  Our selected consolidated results of operations and other data for fiscal year 2008, for the period from March 1, 2006 to June 12, 2006 (pre-merger) and for the period from June 13, 2006 to February 28, 2007 (post-merger) and fiscal year 2006, and our selected consolidated balance sheet data at February 29, 2008 and February 28, 2007 have been derived from audited consolidated financial statements included elsewhere in this Annual Report.  Our selected consolidated results of operations and other data for fiscal year 2005 and fiscal year 2004 and our selected consolidated balance sheet data at February 28, 2006, February 28, 2005 and February 29, 2004 have been derived from audited consolidated financial statements not included in this Annual Report.  You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

The Company has restated its consolidated financial statements as of February 29, 2008 and February 28, 2007 and for the fiscal year ended February 29, 2008, the period from June 13, 2006 through February 28, 2007 (post-merger), the period from March 1, 2006 through June 12, 2006 (pre-merger), and its unaudited quarterly financial data for each of the interim periods of fiscal 2008 and fiscal 2007.  This restatement corrects errors in (i) accounting for deferred income taxes in connection with purchase accounting applied in fiscal 2007, (ii) classification of borrowings and repayments on the revolving credit facility in the statement of cash flows, (iii) classification of the equity investment by Weston Presidio/Other Stockholders in the period June 13, 2006-February 28, 2007 in the statement of cash flows in said period, and certain other adjustments that were initially deemed to be not material by management, including (a) classification of shipping and handling costs in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10), (b) accounting for derivative instruments, (c) accounting for foreign exchange gains and losses in fiscal 2008 and 2007, and (d) certain other miscellaneous adjustments. See Note 2 — Restatement of Financial Statements and Note 15 Quarterly Results of Operations in the accompanying consolidated and combined financial statements for further information.

(Dollars in thousands)	Feb. 29, 2004 (1)	Feb. 28, 2005 (1)	Feb. 28, 2006 (1)	March 1, 2006- June 12, 2006	June 13, 2006- February 28, 2007	Feb. 29, 2008
				(Restated)	(Restated)	(Restated)
	(Pre-merger)				(Post-merger)
Statement of operations data:
Net sales:
Tissue segment	$192,910	$233,710	$237,998	$68,715	$174,074	$333,342
Machine-glazed paper segment	104,113	106,023	99,365	28,029	73,338	109,739
Total net sales	297,023	339,733	337,363	96,744	247,412	443,081
Cost of goods sold	263,690	298,891	309,641	88,556	234,897	401,352
Gross profit	33,333	40,842	27,722	8,188	12,515	41,729
Income (loss) from operations	19,948	21,955	11,433	(3,330)	611	19,630
Net income (loss)	$7,147	$3,096	$(2,569)	$(6,439)	$(6,660)	$3,702

Other financial data:
Net cash provided by (used in) operating activities	$20,259	$32,235	$8,600	$(6,384)	$9,785	$19,796
Net cash (used in) investing activities	(10,547)	(7,416)	(13,050)	(1,938)	(7,677)	(64,141)

Net cash (used in) provided by financing activities	(10,241)	1,437	(282)	(290)	—	29,193
Depreciation and amortization	14,935	16,264	16,277	4,633	16,759	24,146
Capital expenditures	10,547	11,419	13,050	1,938	7,677	20,477
EBITDA (2)	33,341	35,387	26,077	895	17,605	43,996

Balance sheet data:
Cash and cash equivalents	$—	$26,959	$22,824	N/A	$16,261	$883

Total assets	186,943	210,843	210,232	N/A	345,343	423,217
Total debt	55,787	161,060	161,080	N/A	160,356	208,647
Stockholders’ equity (deficit)	84,482	(7,586)	(6,906)	N/A	38,752	46,085

(1) The errors in presentation of shipping and handling costs in fiscal year 2004 , 2005 and 2006 of $6.8 million, $6.8 million and $8.5 million, respectively have been corrected by reclassifying such costs from net sales (reduction thereof) to cost of goods sold.

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

(Dollars in thousands)	Feb. 29, 2004	Feb. 28, 2005	Feb. 28, 2006	March 1, 2006- June 12, 2006	June 13, 2006- February 28, 2007	Feb. 29, 2008
				(Restated)	(Restated)	(Restated)
	(Pre-merger)				(Post-merger)
EBITDA	$33,341	$35,387	$26,077	$895	$17,605	$43,996
(Add) subtract:
Interest expense	7,085	17,507	17,367	5,001	11,685	20,057
Provision for (benefit from) income taxes	5,151	(74)	(3,575)	(1,894)	(4,179)	(3,909)
Depreciation	13,958	14,858	14,854	4,227	16,759	24,146
Net income (loss)	$7,147	$3,096	$(2,569)	$(6,439)	$(6,660)	$3,702
Add (subtract):
Depreciation and amortization	14,935	16,264	16,277	4,633	16,759	24,146
Write-off of debt issuance costs and prepayment penalties	—	2,895	—	—	—	—
Stock-based compensation	—	922	82	924	497	808
Provision for deferred income taxes	2,821	1,431	(2,955)	(396)	(6,891)	(6,964)
Other non-cash charges	667	(2,074)	290	85	1,712	456
Net changes in working capital	(5,311)	9,701	(2,525)	(5,191)	4,368	(2,352)
Net cash provided by (used in) operating activities	$20,259	$32,235	$8,600	$(6,384)	$9,785	$19,796

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

Overview

The Company has restated its consolidated financial statements as of February 29, 2008 and February 28, 2007 and for the fiscal year ended February 29, 2008, the period from June 13, 2006 through February 28, 2007 (post-merger), the period from March 1, 2006 through June 12, 2006 (pre-merger), and its unaudited quarterly financial data for each of the interim periods of fiscal 2008 and fiscal 2007.  This restatement corrects errors in (i) accounting for deferred income taxes in connection with purchase accounting applied in fiscal 2007, (ii) classification of borrowings and repayments on the revolving credit facility in the statement of cash flows, (iii) classification of the equity investment by Weston Presidio/Other Stockholders in the period June 13, 2006-February 28, 2007 in the statement of cash flows in said period, and certain other adjustments that were initially deemed to be not material by management, including (a) classification of shipping and handling costs in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10), (b) accounting for derivative instruments, (c) accounting for foreign exchange gains and losses in fiscal 2008 and 2007, and (d) certain other miscellaneous adjustments. See Note 2 — Restatement of Financial Statements and Note 15 Quarterly Results of Operations in the accompanying consolidated and combined financial statements for further information.

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

We accounted for the Merger as a purchase in accordance with the provisions of Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, which resulted in a new valuation for our assets and liabilities based upon fair values as of the date of the Merger.  As allowed under SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances (“Push Down Accounting”), we have reflected all applicable purchase accounting adjustments in our consolidated financial statements for all periods subsequent to the Merger date.  Push Down Accounting requires us to establish a new basis for our assets and liabilities based on the amount paid for our equity at the close of business on June 12, 2006.  Accordingly, our parent’s ownership basis is reflected in our consolidated financial statements beginning upon completion of the Merger.  In order to apply Push Down Accounting, our parent’s purchase price of $280.1 million, including assumption of $162.0 million in aggregate principal amount of our outstanding 9.75% senior secured notes (referred to herein as the Original Notes) and $39.0 million in operating liabilities, and an additional $35.0 million of contingent consideration was allocated to the assets and liabilities based on their fair values. With respect to the contingent consideration the Company has the option to settle contingent consideration due to certain members of management in preferred stock of Cellu Parent in lieu of cash if such individuals are no longer employed by the Company at the time of payout. If these individuals are not employed at the time of the payout, it is at the Company’s discretion if the individual receives cash or stock. As noted above, the total consideration includes an adjustment for up to an additional $35.0 million in contingent earn-out consideration based upon the achievement of certain financial targets.  If any portion of the earned contingent payments is unable to be made by us, then Weston Presidio has agreed to provide the necessary funds to former holders of our parent’s capital stock, options and warrants through an equity investment in our parent or otherwise.  In accordance with SFAS 141, the $35.0 million has been recognized as a liability as of February 29, 2008.  For the fiscal year ended February 28, 2007, no payment was required.  For fiscal year 2008, a $15.0 million payment will be made in fiscal year 2009.

We have allocated the purchase price based on our estimates of the fair value of assets and liabilities as follows:

Purchase price allocated to:
(Restated)
Current assets	$85,975,953
Property, plant and equipment	253,873,052
Trademarks	7,200,000
Goodwill	4,364,700
Current liabilities	(39,276,861)
Long-term debt	(159,975,000)
Contingent consideration	(35,000,000)
Deferred income taxes	(71,399,847)
Total	$45,761,997

The following discussion relative to the prior year combines our operating results for the period March 1, 2006 to June 12, 2006 (pre-merger) and June 13, 2006 to February 28, 2007 (post-merger).  See RESULTS OF OPERATIONS below for further analysis thereof.

In our tissue segment, we derive our revenues from the sale of (1) tissue hard rolls sold as facial and bath tissue, specialty medical tissue, industrial wipers, napkin and paper towel stock, as well as absorbent cover stock and (2) converted tissue products, including a variety of private label consumer and away-from-home bath and facial tissue, napkins and folded and rolled towels.  We derive our revenues in our machine-glazed paper segment from the sale of (1) machine-glazed paper hard rolls to third-party converters that manufacture fast food and commercial food wrap, as well as niche market products such as gum wrappers, coffee filters, tobacco papers, wax paper and butter wraps and (2) converted wax paper products, including wet and dry wax paper, sandwich bags and wax paper.  For fiscal year 2008, our tissue segment generated net sales of $333.4 million or approximately 75.2% of our net sales, and our machine-glazed paper segment generated net sales of $109.7 million or approximately 24.8% of our net sales.  For fiscal year 2007 and fiscal year 2006, our tissue segment generated $242.8 million and $238.0 million, respectively, of net sales, or approximately 70.5% of our total net sales in each of fiscal year 2007 and fiscal year 2006, and our machine-glazed paper segment generated $101.4 million and $99.4 million, respectively, of net sales, or approximately 29.5% of our total net sales in each of fiscal year 2007 and fiscal year 2006.

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

The results of CityForest’s operations from the date of acquisition (March 21, 2007) are included in our tissue segment.  Unaudited pro forma results of operations for fiscal year 2008, for the period June 13, 2006-November 23, 2006 and for the period March 1, 2006-June 12, 2006, as if we and CityForest had been combined as of the beginning of the periods presented below.  The pro forma results include estimates and assumptions, which our management believes are reasonable.  However, the pro forma results do not include any cost savings or other effects of the planned integration of CityForest and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Year Ended February 29, 2008 (1)		June 13, 2006- February 28, 2007 (2)		March 1, 2006- June 12, 2006 (2)
	Actual	Pro Forma	Actual	Pro Forma	Actual	Pro Forma
	(in thousands) (Restated)		(in thousands) (Restated)		(in thousands) (Restated)

Net sales	$443,081	$445,792	$247,412	$281,494	$96,744	$110,325

Operating income (loss)	$19,630	$20,216	$611	$9,216	$(3,330)	$99

Net income (loss)	$3,702	$4,262	$(6,660)	$(1,030)	$(6,439)	$(4,196)

(1) Pro forma operating results include the operating results for CityForest for fiscal year 2008.  The “as filed” operating results include the operating results for CityForest for the period from the acquisition date (March 21, 2007) to February 29, 2008.

(2)  Pro forma operating results include the operating results for CityForest for fiscal year 2007, prorated between the two reporting periods presented for us, as CityForest was previously a calendar year-end company.

The primary component of cost of goods sold for each of our segments is pulp, which represented approximately 45%, 43% and 43% of our cost of goods sold in fiscal year 2008, fiscal year 2007 and fiscal year 2006, respectively.  We have supply agreements with various pulp suppliers over the next two to three years.  We believe under these agreements or their equivalents, we will purchase approximately 50% of our total annual pulp requirements.  These supply agreements permit us to purchase pulp at prices that are discounted from published list prices and allow us to shift a portion of our pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall.  In addition, our Ladysmith, Wisconsin facility processes over 98% of the fiber used in its product.  The balance of our pulp requirements are purchased on the open market.

Our labor, manufacturing, energy, other materials and depreciation costs in the aggregate represented approximately 55%, 57% and 57% of our cost of goods sold for fiscal year 2008, fiscal year 2007 and fiscal year 2006, respectively.  Those costs are broken down as follows: (1) wages and benefits made up approximately 10% for each of fiscal year 2008, fiscal year 2007 and fiscal year 2006; (2) manufacturing overhead represented approximately 17%, 19% and 19% for fiscal year 2008, fiscal year 2007 and fiscal year 2006, respectively; (3) energy costs represented approximately 13%, 13% and 14%, for fiscal year 2008, fiscal year 2007 and fiscal year 2006, respectively; (4) other materials (including chemicals, wax, dye and packaging) represented approximately 9%, 9% and 10%, for fiscal year 2008, fiscal year 2007 and fiscal year 2006, respectively; and (5) depreciation represented approximately 6%, 6% and 4% for fiscal year 2008,  fiscal year 2007 and fiscal year 2006, respectively.

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

Results of operations

The Company has restated its consolidated financial statements as of February 29, 2008 and February 28, 2007 and for the fiscal year ended February 29, 2008, the period from June 13, 2006 through February 28, 2007 (post-merger),  the period from March 1, 2006 through June 12, 2006 (pre-merger), the fiscal year ended February 28, 2006, and its unaudited quarterly financial data for each of the interim periods of fiscal 2008 and fiscal 2007.  This restatement corrects errors in (i) accounting for deferred income taxes in connection with purchase accounting applied in fiscal 2007, (ii) classification of borrowings and repayments on the revolving credit facility in the statement of cash flows, (iii) classification of the equity investment by Weston Presidio/Other Stockholders in the period June 13, 2006-February 28, 2007 in the statement of cash flows in said period, and certain other adjustments that were initially deemed to be not material by management, including (a) classification of shipping and handling costs in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10), (b) accounting for derivative instruments, (c) accounting for foreign exchange gains and losses in fiscal 2008 and 2007, and (d) certain other miscellaneous adjustments. See Note 2 — Restatement of Financial Statements and Note 15 Quarterly Results of Operations in the accompanying consolidated and combined financial statements for further information.

Fiscal year 2008 has been compared to the combined periods from March 1, 2006 to June 12, 2006 (pre-merger) and from June 13, 2006 to February 28, 2007 (post-merger) and fiscal year 2006 for purposes of management’s discussion and analysis of the results of operations.  Any references below to fiscal year 2007 shall refer to the combined periods.  Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

The following table sets forth certain sales and operating data for our business segments for the periods indicated:

	Fiscal Year	For the Period			Fiscal Year
	Ended	March 1, 2006-	June 13, 2006-	Combined	Ended
(Dollars in millions)	Feb. 28, 2006	June 12, 2006	February 28, 2007	Feb. 28, 2007	Feb. 29, 2008
		(Restated)	(Restated)	(Restated)	(Restated)
	(Pre-merger)		(Post-merger)
Net sales:
Tissue segment	$238.0	$68.7	$174.1	$242.8	$333.4
Machine-glazed paper segment	99.4	28.0	73.3	101.4	109.7
Total	$337.4	$96.7	$247.4	$344.2	$443.1

Gross profit:
Tissue segment	$18.8	$6.4	$9.8	$16.2	$35.0
Machine-glazed paper segment	8.9	1.8	2.7	4.5	6.7
Total	$27.7	$8.2	$12.5	$20.7	$41.7

Percentage of net sales:
Tissue segment	70.5%	71.0%	70.4%	70.5%	75.2%
Machine-glazed paper segment	29.5%	29.0%	29.6. %	29.5%	24.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Gross margin:
Tissue segment	7.9%	9.3%	5.6%	6.7%	10.5%
Machine-glazed paper segment	9.0%	6.4%	3.7%	4.4%	6.1%
Total	8.2%	8.5%	5.1%	6.0%	9.4%

Shipments (tons):
Tissue segment	179,401	50,406	124,012	174,418	235,395
Machine-glazed paper segment	81,783	23,108	57,231	80,339	81,685
Total	261,184	73,514	181,243	254,757	317,080

Fiscal year ended February 29, 2008 (fiscal year 2008) compared to fiscal year ended February 28, 2007 (fiscal year 2007)

Net sales for fiscal year 2008 increased $98.9 million, or 28.7%, to $443.1 million from $344.2 for fiscal year 2007.  On a company-wide basis, tons sold increased for fiscal year 2008 compared to fiscal year 2007.  For fiscal year 2008, we sold 317,080 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products, an increase of 62,323, or 24.5%, compared to fiscal year 2007.  Furthermore, net selling price per ton increased from $1,351 for fiscal year 2007 to $1,397 for fiscal year 2008.

Net sales for our tissue segment for fiscal year 2008 increased $90.6 million, or 37.3%, to $333.4 million from $242.8 for fiscal year 2007. This increase is attributable to the CityForest Acquisition, an increase in net selling price per ton and an increase in tonnage sold.  Net selling price per ton increased from $1,392 for fiscal year 2007 to $1,416 for fiscal year 2008.   For fiscal year 2008, we sold 235,395 tons of tissue, compared to 174,418 tons sold in fiscal year 2007.  Net sales for our machine-glazed segment for fiscal year 2008 increased $8.4 million, or 8.3%, to $109.7 million from $101.4 million for fiscal year 2007.  This increase is also attributable to an increase in net selling price per ton and an increase in tonnage sold.  Net selling price per ton increased from $1,262 for fiscal year 2007 to $1,343 for fiscal year 2008.  For fiscal year 2008, we sold 81,685 tons of machine-glazed products, compared to 80,339 tons sold in fiscal year 2007.

Gross profit for fiscal year 2008 increased to $41.7 million from $20.7 million for fiscal year 2007, an increase of $21.0 million, or 101.6%, from fiscal year 2007.  As a percentage of net sales, gross profit increased to 9.4% for fiscal year 2008, compared to 6.0% for fiscal year 2007.  The increases in gross profit are attributable to the City Forest Acquisition, continued improvement in product mix and the strong market for tissue hard rolls, compared to the comparable period in the prior year.

Gross profit for our tissue segment for fiscal year 2008 was $35.0 million, an increase of $18.8 million, or 117.0%, from fiscal year 2007.   Gross profit for our machine-glazed segment for fiscal year 2008 was $6.7 million, an increase of $2.0 million, or 46.7%, from fiscal year 2007.     As a percentage of net sales, gross profit for the tissue segment increased to 10.5% for fiscal year 2008 from 6.7% in fiscal year 2007.  As a percentage of net sales, gross profit for the machine-glazed segment increased to 6.1% for fiscal year 2008 from 4.4% in fiscal year 2007.

Selling, general and administrative expenses for fiscal year 2008 increased $6.8 million, or 57.2%, to $18.7 million from $11.9 million for fiscal year 2007.  As a percentage of net sales, selling, general and administrative expenses increased to 4.2% in fiscal year 2008 from 3.4% for fiscal year 2007. Included in fiscal year 2008 are $1.6 million of ongoing CityForest administrative expenses.  Also, included in fiscal year 2008 are additional costs incurred in connection with Sarbanes-Oxley compliance and increases in incentive compensation expense associated with strong business performance.

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

Foreign currency gain (loss) for fiscal year 2008 and 2007 were both a loss of $.1 million.

Income tax benefit for fiscal year 2008 was $3.9 million compared to $6.1 million for fiscal year 2007.  Included in the income tax benefit for fiscal year 2008 is $1.5 million and $1.4 million, respectively, of benefit associated with future changes in Canadian tax rates due to legislative changes and changes in our effective state tax rates which are expected to be realized in the future.  The effective income tax rate for fiscal year 2007 differs from the federal statutory rate primarily due to non-deductible transaction costs expensed for book purposes.

Net income for fiscal year 2008 was $3.7 million compared to a net loss of $13.1 million for fiscal year 2007.  Included in fiscal year 2008 net income is $2.1 million of terminated acquisition-related costs and $1.4 million of cash and non-cash stock compensation charges.  Also, included in fiscal year 2008 net income is a tax benefit of $3.9 million.   Included in fiscal year 2007 net loss is  $.2 million of restructuring costs, $6.1 million of merger-related transaction costs, $3.8 million of merger-related and other compensation charges and $.5 million related to an impairment charge for our paper machine at our Ontario facility.

Fiscal year ended February 28, 2007 (fiscal year 2007) compared to fiscal year ended February 28, 2006 (fiscal year 2006)

Net sales for fiscal year 2007 increased $6.8 million, or 2.0%, to $344.2 million from $337.4 for fiscal year 2006.  On a company-wide basis, tons sold decreased for fiscal year 2007 compared to fiscal year 2006.  For fiscal year 2007, we sold 254,757 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products, a decrease of 6,427, or 2.5%, compared to fiscal year 2006.  Included in this decrease is the effect of the shutdown of our machine-glazed machine at our Ontario facility, which we idled in the third quarter of fiscal year 2006, and which represented a decrease of 5,925 tons.  Net of the effect of this, tons sold decreased 502, or .2%, for fiscal year 2007 from the comparable period in the prior year.  Offsetting the decrease in volume sold for fiscal year 2007 from the prior fiscal year was an increase in net selling price per ton from $1,292 for fiscal year 2006 to $1,351 for fiscal year 2007.

Net sales for our tissue segment for fiscal year 2007 increased $4.8 million, or 2.0%, to $242.8 million from $238.0 for fiscal year 2006. This increase is attributable to an increase in net selling price per ton, which was partially offset by a decrease in tonnage sold.  Net selling price per ton increased from $1,327 for fiscal year 2006 to $1,392 for fiscal year 2007.   For fiscal year 2007, we sold 174,418 tons of tissue, compared to 179,401 tons sold in fiscal year 2006.  Net sales for our machine-glazed segment for fiscal year 2007 increased $2.0 million, or 2.0%, to $101.4 million from $99.4 million for fiscal year 2006.  This increase is also attributable to an increase in net selling price per ton, which was partially offset by a decrease in tonnage sold due in part to the shutdown of our machine-glazed machine at our Ontario facility.  Net selling price per ton increased from $1,215 for fiscal year 2006 to $1,262 for fiscal year 2007.  For fiscal year 2007, we sold 80,339 tons of machine-glazed products, compared to 81,783 tons sold in fiscal year 2006.

Gross profit for fiscal year 2007 decreased to $20.7 million from $27.7 million for fiscal year 2006, a decrease of $7.0 million, or 25.3%, from fiscal year 2006.  As a percentage of net sales, gross profit decreased to 6.0% for fiscal year 2007, compared to 8.2% for fiscal year 2006.  Included in fiscal year 2007 is $6.0 million of additional depreciation expense in cost of goods sold as compared to our historical basis of accounting prior to the Merger.   Also, included in fiscal year 2007 is a non-cash charge to cost of goods sold reflecting $.9 million of excess purchase price allocated to inventory.

Gross profit for our tissue segment for fiscal year 2007 was $16.2 million, a decrease of $2.6 million, or 14.1%, from fiscal year 2006.  Included in fiscal year 2007 is the impact of the additional charges noted above on the tissue segment of $4.0 million and $.6 million, respectively.  Gross profit for our machine-glazed segment for fiscal year 2007 was $4.5 million, a decrease of $4.4 million, or 48.9%, from fiscal year 2006.  Included in fiscal year 2007 is the impact of the additional charges noted above on the machine-glazed segment of $2.0 million and $.3 million, respectively.    As a percentage of net sales, gross profit for the tissue segment decreased to 6.7% for fiscal year 2007 from 7.9% in fiscal year 2006.  As a percentage of net sales, gross profit for the machine-glazed segment decreased to 4.4% for fiscal year 2007 from 9.0% in fiscal year 2006

Selling, general and administrative expenses for fiscal year 2007 decreased $1.0 million, or  7.8%, to $11.9 million from $12.9 million for fiscal year 2006.  As a percentage of net sales, selling, general and administrative expenses decreased to 3.5% in fiscal year 2007 from 3.9% for fiscal year 2006.

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

Foreign currency gain (loss) for fiscal year 2007 was a loss of $.1 million compared to a loss of $.5 million for fiscal year 2006.  The increase in fiscal year 2007 is due to the fluctuations in the foreign currency (the Canadian dollar).

Income tax benefit for fiscal year 2007 was $6.1 million, or an effective tax rate of 31.7%, compared to $3.6 million, or an effective tax rate of 58.2%, for fiscal year 2006.  The effective income tax rate for fiscal year 2007 differs from the federal statutory rate primarily due to non-deductible transaction costs expensed for book purposes.  Included in the 58.2% effective tax rate for fiscal year 2006 is approximately $1.2 million of benefit related to the different book and tax treatment of deductions related to stock compensation matters.  This benefit was recorded in fiscal year 2006 upon completion of our fiscal year 2005 tax returns.  Also included in the 58.2% effective tax rate was $.1 million of tax expense related to Canadian withholding tax.

Net loss for fiscal year 2007 was $13.1 million, compared to net loss of $2.6 million for fiscal year 2006.  Included in fiscal year 2007 net loss is $6.9 million related to additional depreciation and a non-cash charge to cost of goods sold resulting from purchase accounting, $.2 million of restructuring costs, $6.1 million of merger-related transaction costs, $3.8 million of merger-related and other compensation charges and $.5 million related to an impairment charge for our machine-glazed paper machine at our Ontario facility.  Included in fiscal year 2006 net loss is $1.1 million of restructuring costs and $2.2 million of merger-related transaction costs related to a terminated transaction.

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

The table that follows presents cash flows information for fiscal year 2008, combined fiscal year 2007 and fiscal year 2006:

	Pre-Merger	Pre-Merger	Post-Merger	Combined	Post-Merger
	Fiscal Year Ended February 28, 2006	March 1, 2006- June 12, 2006	June 13, 2006-February 28, 2007	Fiscal Year Ended February 28, 2007	Fiscal Year Ended February 29, 2008
		(Restated)	(Restated)	(Restated)	(Restated)
Net Cash Provided by (Used in) Operating Activities
Net (loss) income	$(2,569,354)	$(6,439,231)	$(6,659,606)	$(13,098,837)	$3,701,756
Non-cash items	13,694,780	5,245,238	12,076,598	17,321,836	18,446,327
Changes in working capital	(2,525,660)	(5,190,415)	4,368,025	(822,390)	(2,352,204)
Net cash provided by (used in) operating activities	$8,599,766	$(6,384,408)	$9,785,017	$3,400,609	$19,795,879

Net Cash (Used in) Investing Activities	$(13,050,166)	$(1,937,610)	$(7,677,141)	$(9,614,751)	$(64,140,696)

Net Cash (Used in) Provided by Financing Activities	$(281,653)	$(290,000)	$—	$(290,000)	$29,193,000

Effect of foreign currency	$597,086	$206,800	$(266,119)	$(59,319)	$(225,396)

Net increase (decrease) in cash	$(4,134,967)	$(8,405,218)	$1,841,757	$(6,563,461)	$(15,377,213)

Net cash provided by (used in) operations was $19.8 million for fiscal year 2008, $3.4 million for fiscal year 2007 and $8.6 million for fiscal year 2006.   Non-cash items for fiscal year 2008, fiscal year 2007 and fiscal year 2006 totaled $18.4 million, $17.3 million and $13.7 million, respectively, and consisted primarily of amortization, depreciation and deferred income taxes.  Cash flows used by changes in working capital totaled $2.4 million, $.8 million and $2.5 million for fiscal year 2008, fiscal year 2007 and fiscal year 2006, respectively. With respect to changes in accounts receivable and inventory, cash used by these items was $8.5 million for fiscal year 2008, cash provided by these items was $.1 for fiscal year 2007 and cash used by these items was $2.6 million for fiscal year 2006.  Cash provided by changes in prepaid expenses, income tax receivable and other current assets was $1.9 million for fiscal year 2008, $.9 million for fiscal year 2007 and $.1 million for fiscal year 2006.  Cash provided by changes in accounts payable, accrued expenses, accrued interest and other liabilities was $4.3 million for fiscal year 2008, cash used by changes in accounts payable, accrued expenses, accrued interest and other liabilities was $1.8 million for fiscal year 2007 and cash provided by changes in accounts payable, accrued expense, accrued interest and other liabilities was less than $.1 million for fiscal year 2006.

 Net cash used in investing activities was cash used in investing activities of $64.1 million for fiscal year 2008, cash used in investing activities of $9.6 million in fiscal year 2007 and cash used in investing activities of $13.1 million in fiscal year 2006.  Included in fiscal year 2008 is the cash paid for the CityForest Acquisition, net of cash received, of $43.7 million.   Investing activities in 2007 related to the level of capital spending year over year.

Net cash (used in) provided by financing was cash provided by financing activities of $29.2 million for fiscal year 2008, which includes proceeds from issuance of the Additional Notes of $20.0 million, $9.8 million of net borrowings on the working capital facility and $.6 million payment on the industrial revenue bond assumed in the CityForest Acquisition.   The $.3 million for fiscal year 2007 relates to payments on our industrial revenue bond.  Our final payment was made in the first quarter of fiscal year 2007.  Cash used in financing activities for fiscal year 2006 related primarily to payments on our industrial revenue bond.

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

Inventories as of February 29, 2008 increased to $34.0 million from $28.8 million as of the end of the prior fiscal year.  Included in the $34.0 million is $1.4 million of inventories related to CityForest.  Without the effect of the acquisition, inventories increased $3.8 million in support of increased net sales.

Deferred income taxes as of February 29, 2008 increased to $7.2 million from $6.5 million as of the end of the prior fiscal year.  This increase is primarily attributable to the recording of the benefit of net operating loss carryforwards, or NOLs, generated during fiscal year 2008 for federal and state tax purposes.

Property, plant and equipment, net as of February 29, 2008 increased to $310.5 million from $243.8 million as of the prior fiscal year.  Included in the $310.5 million of property, plant and equipment, net is $66.8 million related to CityForest.  Without the effect of the acquisition, property plant and equipment decreased $.1 million from the end of the prior fiscal year.

Goodwill as of February 29, 2008 increased to $11.3 million from $4.4 million as of prior fiscal year, an increase of $6.9 million due to the City Forest Acquisition.

Trademarks as of February 29, 2008 increased to $9.4 million from $7.2 million as of the end of the prior fiscal year.  The additions to trademarks relate to the CityForest Acquisition.

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

Accrued expenses as of February 29, 2008 increased to $19.1 million from $16.3 million as of the end of the prior fiscal year.  Included in the $19.1 million of accrued expenses is $.9 million related to CityForest.

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

Deferred income taxes as of February 29, 2008 increased to $81.9 million from $71.0 million as of the end of the prior fiscal year primarily due to the deferred taxes recorded in purchase accounting for CityForest.

Other liabilities as of February 29, 2008 decreased to $20.1 million from $35.2 as of the end of the prior fiscal year primarily due to the reclassification of $15.0 million to other current liabilities reflecting the amount to be paid in fiscal year 2009 related to the contingent earnout consideration in connection with the Merger.

Stockholders’ equity as of February 29, 2008 increased to $46.1 million compared to equity of $38.8 million as of the end of the prior fiscal year.  The equity as of February 29, 2008 is reflective of the net income generated for fiscal year 2008 and the increase in the foreign currency translation charge to equity.

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

Goodwill and Trademarks

Goodwill is not amortized but tested for impairment annually at year-end, and at any time when events suggest impairment may have occurred. Our goodwill impairment test is performed by comparing the net present value of projected cash flows to the carrying value of the reporting unit including goodwill.  We incorporate assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows.  In the event the carrying value of a reporting unit exceeds its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value. Goodwill as of February 28, 2007 was $4.4 million. Goodwill as of February 29, 2008 was $11.4 million, of which $7.0 million was recorded in connection with an acquisition in the current year.  No goodwill impairment has been noted in fiscal year 2007 or 2008.

Trademarks are not amortized but tested for impairment annually at the end of our second quarter, and at any time when events suggest impairment may have occurred.  Our impairment test is performed by comparing carrying amount to its fair market value at the time of the assessment.  In the event the carrying value of a reporting unit exceeds its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s trademarks exceed their implied fair value.  No trademark impairments were recorded during fiscal year 2008 or the period from June 13, 2006 to February 28, 2007 (post-merger).

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).   CONTROLS AND PROCEDURES

EVALUATIONS OF DISCLOSURE CONTROLS AND PROCEDURES (Restated)

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a—15(e) and 15d—15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K/A. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer have concluded that, in light of the material weakness in our internal control over financial reporting discussed below, as of February 29, 2008, our disclosure controls and procedures were not effective.

As a result of this material weakness, management performed additional procedures to ensure that our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). Accordingly, we believe that the financial statements for the periods covered by and included in this Annual Report on Form 10-K/A fairly present in all material respects our financial condition, results of operations and cash flows.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (Restated)

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

In Management’s Report on Internal Control over Financial Reporting included in the Company’s original Annual Report on Form 10-K for the year ended February 29, 2008, management previously concluded that the Company maintained effective internal control over financial reporting as of February 29, 2008. Management subsequently concluded that the material weakness described below existed as of February 29, 2008. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 29, 2008, based on the criteria in “Internal Control-Integrated Framework” issued by COSO. Accordingly, management has restated its report on internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the restatement of the Company’s financials statements as of February 29, 2008, we identified the following material weakness in our internal control over financial reporting:

We did not maintain effective internal control over financial reporting with respect to the application of US GAAP as it relates to complex purchase accounting issues and accounting for derivatives.  The Company lacks sufficient US GAAP expertise to properly assess and record complex accounting matters, specifically (i) deferred income taxes associated with purchase accounting; (ii) shipping and handling fees and costs; (iii) foreign exchange gains and losses; and (iv) derivatives.  These deficiencies resulted in our restatement of our consolidated financial statements as of and for the fiscal years ended February 29, 2008 and February 28, 2007.  See Note 2 — Restatement of Financial Statements in the consolidated financial statements.

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

Plan of Remediation for Material Weakness

These deficiencies have not been fully remediated.

Management has prepared an action plan for all identified deficiencies at February 29, 2008. The status of this plan will be monitored by management and reviewed by the Audit Committee periodically.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended February 29, 2008, there were no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name and principal position (a)	Fiscal Year (b)	Salary (c)	Bonus (1) (d)	Stock Award(2) (e)	Option Awards (3) (f)	Non-Equity Incentive Plan Compensation (4) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)	All Other Compensation (i)		Total (j)
Russell C. Taylor, President and	2008	$475,000	$—	$403,009	$—	$406,125	$—	$10,812	(5)	$1,294,946
Chief Executive Officer	2007	$469,428	$425,000	$287,075	$—	$—	$—	$4,562	(5)	$1,186,065

David J. Morris, Senior Vice President,	2008	$144,231	$—	$611,170	$—	$60,738	$—	$2,308	(5)	$818,447
Finance, and Chief Financial Officer (6)	2007	$—	$—	$—	$—	$—	$—	$—		$—

Dianne M. Scheu, Senior Vice	2008	$97,308	$—	$41,002	$—	$81,938	$—	$4,390	(5)	$224,638
President, Finance, and Chief Financial Officer (7)	2007	$228,654	$230,000	$858,380	$—	$—	$—	$4,100	(5)	$1,321,134

Steven Ziessler, President, Tissue and Machine-	2008	$267,127	$—	$143,901	$—	$235,125	$—	$—		$646,153
Glazed & Chief Operating Officer	2007	$247,885	$250,000	$892,432	$—	$—	$—	$—		$1,390,317

W. Edwin Litton, General Counsel, Senior Vice	2008	$172,000	$—	$—	$8,234	$73,530	$—	$8,630	(5)	$262,394
President, Human Resources and Secretary	2007	$102,314	$—	$—	$3,139	$—	$—	$1,328	(5)	$106,781

(1)           Amounts for fiscal year 2007 represent one-time stay bonuses in fixed amounts pursuant to bonus agreements entered into with certain named executives in connection with the Merger.  See further discussion under “Bonus Agreements.”  Amounts for fiscal year 2008 represent incentive-based cash awards and are reported under column (g) of this Summary Compensation Table.

(2)           Reflects shares of restricted stock of (i) our parent granted under the Cellu Paper Holdings, Inc. 2001 Incentive Plan that fully vested at the effective date of the Merger and were repurchased by our parent in fiscal year 2007 (Mr. Ziessler–$478,816; and Ms. Scheu–$444,764); and (ii) Cellu Parent granted under the 2006 Stock Option and Restricted Stock Plan in fiscal year 2008 and fiscal year 2007, respectively,  (Mr. Taylor–$403,009 and $287,075; Mr. Morris - $97,188 and $0; Mr. Ziessler–$143,901 and $102,505; and Ms. Scheu–$41,002 and $102,505) and the gross-up amount paid related thereto in fiscal year 2007 (each of Mr. Ziessler and Ms. Scheu–$311, 111)  and in fiscal year 2008 (Mr. Morris-$513,982).  The amounts in column (e) represent the proportionate amount of the total fair value of restricted stock recognized by us as an expense in fiscal year 2008 and fiscal year 2007 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions.  The fair values of these awards and the amounts expensed in fiscal year 2007 and fiscal year 2008 were determined in accordance with FAS No. 123R.  The awards for which expense is shown in column (e) include the awards described in the Grants of Plan-Based Awards included elsewhere in this section.  The assumptions used in determining the grant date fair values of these awards are set forth in Note 3 to our consolidated financial statements included elsewhere in this Annual Report.

(3)          Reflects options granted under the 2006 Stock Option and Restricted Stock Plan to purchase shares of common stock of Cellu Parent upon exercise of such options. The amounts in column (f) represent the proportionate amount of the total fair value of options recognized by us as an expense in fiscal year 2007and fiscal year 2008 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions.  The fair values of these awards and the amounts expensed in fiscal year 2007and fiscal year 2008 were determined in accordance with FAS No. 123R.  The awards for which expense is shown in column (f) include the awards described in the Grants of Plan-Based Awards included elsewhere in this section.   The assumptions used in determining the grant date fair values of these awards are set forth in Note 3 to our consolidated financial statements included elsewhere in this Annual Report.

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

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2008

Name (a)	Grant Date (b)	Estimated Potential/ Future Payouts Under Non- Equity Incentive Plan Awards Threshold ($) (c)	Estimated Potential/ Future Payouts Under Non- Equity Incentive Plan Awards Target ($)(d)	Estimated Potential/ Future Payouts Under Non- Equity Incentive Plan Awards Max ($)(e)	Threshold ($) (f)	Target ($)(g)	Max ($)(h	All Other Stock Awards Number of Shares of Stock or Units (#)(i)		All Other Option Awards: Number of Securities Underlying Options (#)(j)	Exercise or Base Price of Option Awards ($/SH) (k)	Grant Date Fair Value of Stock and Option Awards (1) (l)

Russell Taylor	—	—	—	—	—	—	—	—		—	—	—
	(2)	$237,500	$406,125	$475,000	—	—	—	—		—	—	—

David Morris	8/07	—	—	—	—	—	—	700	(3)	—	$979.25	$685,475
	(2)	$35,519	$60,738	$71,038	—	—	—	—		—	—	—

Steven. Ziessler	—	—	—	—	—	—	—	—		—	—	—
	(2)	$137,500	$235,125	$275,000	—	—	—	—		—	—	—

Edwin Litton	4/07	—	—	—	—	—	—	—		25	$704.25	$17,606
	(2)	$43,000	$73,530	$86,000	—	—	—	—		—	—	—

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Options Awards					Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Plan Awards: Number of Shares, Units, or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Unites or Other Rights That Have Not Vested ($)

Russell Taylor	—	—	—	—	—	2,833	1,208,813	—	—

David Morris	—	—	—	—	—	700	685,475	—	—

Steven. Ziessler	—	—	—	—	—	1,012	431,810	—	—

Edwin Litton	—	25	—	$704.25	2017	—	—	—	—
	—	50	—	$426.69	2016	—	—	—	—

OPTION EXERCISES AND STOCK VESTED

The following table includes certain information with respect to restricted stock awards and options that vested during the fiscal year 2008:

	Option Award		Stock Awards
	Shares Acquired on Exercise	Value Realized	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)	(#)	($) (1)

Russell C. Taylor	—	—	—	$403,222
David J. Morris	—	—	—	—
Steve D. Ziessler	—	—	—	$143,795
W. Edwin Litton	—	—	—	—

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

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (b)	REMAINING AVAILABLE NUMBER OF SECURITIES FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (c)
Equity compensation plans approved by security holders	1,125	$745.94	806
Equity compensation plans not approved by security holders	—	—	—
Total	1,125	$745.94	806

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

February 3, 2009

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

FORM 10-K/A

ITEM 15(a) (1) and (2)

CELLU TISSUE HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets (Restated)-February 29, 2008 and February 28, 2007

Consolidated Statements of Operations - for the fiscal year ended February 29, 2008 (post-merger) (Restated), for the periods from June 13, 2006 to February 28, 2007 (post-merger) (Restated), from March 1, 2006 to June 12, 2006 (pre-merger) (Restated) and for the fiscal year ended February 28, 2006 (pre-merger)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) - for the fiscal year ended February 29, 2008 (post-merger) (Restated), for the periods from June 13, 2006 to February 28, 2007 (post-merger) (Restated), from March 1, 2006 to June 12, 2006 (pre-merger) (Restated) and for the fiscal year ended February 28, 2006 (pre-merger)

Consolidated Statements of Cash Flows - for the fiscal year ended February 29, 2008 (post-merger) (Restated), for the periods from June 13, 2006 to February 28, 2007 (post-merger) (Restated), from March 1, 2006 to June 12, 2006 (pre-merger) (Restated) and for the fiscal year ended February 28, 2006 (pre-merger)

Notes to Consolidated Financial Statements (Restated)

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

As discussed in Note 3 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” effective March 1, 2006.  As discussed in Note 8 to the Consolidated Financial Statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109”, effective March 1, 2007.

As discussed in Note 2, the consolidated financial statements as of February 29, 2008 and February 28, 2007, and for the fiscal year ended February 29, 2008 (post-merger), for the periods from June 13, 2006-February 28, 2007 (pre-merger), and from March 1, 2006 to June 12, 2006 (pre-merger) have been restated.

/s/ Ernst & Young
Hartford, Connecticut
May 7, 2008, except for Note 2 as to which the date is January 28, 2009

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	February 29 2008	February 28 2007
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$883,388	$16,260,601
Receivables, net of allowance of $169,811 in 2008 and $408,314 in 2007	44,542,337	34,140,844
Inventories	33,996,439	28,754,695
Prepaid expenses and other current assets	3,745,989	3,787,996
Income tax receivable	177,281	329,861
Deferred income taxes	7,157,191	6,498,098
Total current assets	90,502,625	89,772,095

Property, plant and equipment, net	310,488,081	243,781,804
Goodwill	11,334,755	4,364,754
Trademarks	9,400,000	7,200,000
Reserved cash	1,243,956	—
Other assets	247,262	224,438
Total assets	$423,216,679	$345,343,091
Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$9,800,000	$—
Accounts payable	24,055,782	16,523,755
Accrued expenses	19,085,912	16,298,489
Accrued interest	8,253,915	7,226,753
Other current liabilities	15,000,000	—
Current portion of long-term debt	760,000	—
Total current liabilities	76,955,609	40,048,997

Long-term debt, less current portion	198,086,944	160,355,507
Deferred income taxes	81,940,082	71,006,838
Other liabilities	20,148,590	35,179,252
Stockholders’ equity:
Common stock, Class A, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding as of February 29, 2008 and February 28, 2007	1	1
Capital in excess of par value	47,035,214	46,259,101
Accumulated deficit	(2,862,117)	(6,563,873)
Accumulated other comprehensive income (loss)	1,912,356	(942,732)
Total stockholders’ equity	46,085,454	38,752,497
Total liabilities and stockholders’ equity	$423,216,679	$345,343,091

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	Fiscal Year Ended February 29, 2008	For the Period June 13, 2006- February 28, 2007	For the Period March 1, 2006- June 12, 2006	Fiscal Year Ended February 28, 2006
	(Restated)	(Restated)	(Restated)
	(Post-Merger)		(Pre-Merger)
Net sales	$443,081,130	$247,411,860	$96,743,812	$337,363,282
Cost of goods sold	401,352,016	234,897,497	88,555,692	309,641,564
Gross profit	41,729,114	12,514,363	8,188,120	27,721,718
Selling, general and administrative expenses	18,661,904	7,207,057	4,661,285	12,872,052
Restructuring costs	—	240,218	—	1,050,363
Merger-related transaction costs	—	142,079	5,933,265	2,284,475
Terminated acquisition-related transaction costs	2,078,212	—	—	—
Stock and related compensation expense	550,804	3,328,834	—	—
Vesting of stock option/restricted stock grants	808,111	497,105	923,580	81,787
Impairment of property, plant and equipment	—	488,274	—	—
Income (loss) from operations	19,630,083	610,796	(3,330,010)	11,433,041
Interest expense, net	(19,870,029)	(11,468,975)	(4,896,355)	(17,076,757)
Foreign currency (loss) gain	(100,335)	4,802	(133,598)	(503,262)
Other income	132,623	14,527	27,049	2,492
Loss before income tax benefit	(207,658)	(10,838,850)	(8,332,914)	(6,144,486)
Income tax benefit	(3,909,414)	(4,179,244)	(1,893,683)	(3,575,132)

Net income (loss)	$3,701,756	$(6,659,606)	$(6,439,231)	$(2,569,354)

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

	Class A Common Stock	Capital in Excess of Par Value	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficiency)

Balance, February 28, 2005	$1	$533,551	$(9,056,405)	$937,063	$(7,585,790)
Accelerated vesting-stock options		81,787			81,787
Net loss			(2,569,354)		(2,569,354)
Foreign currency translation				3,167,797	3,167,797
Comprehensive income					598,443
Balance, February 28, 2006	1	615,338	(11,625,759)	4,104,860	(6,905,560)

Net loss 3/1/06-6/12/06 (Restated)			(6,439,231)		(6,439,231)
Foreign currency translation (Restated)				586,186	586,186
Comprehensive loss 3/1/06-6/12/06 (Restated)					(5,853,045)
Vesting-stock awards 3/1/06-6/12/06		52,658			52,658
Accelerated vesting-stock awards		870,922			870,922
Recapitalization-June 12, 2006 (Restated)		44,223,078	18,064,990	(4,691,046)	57,597,022
Balance, June 12, 2006, after recapitalization	1	45,761,996	—	—	45,761,997
Vesting-stock awards 6/13/06-/28/07		497,105			497,105
Net loss 6/13/06-2/28/07 (Restated)			(6,659,606)		(6,659,606)
Foreign currency translation (Restated)			95,733	(942,732)	(846,999)
Comprehensive loss 6/13/06-2/28/07 (Restated)					(7,506,605)
Balance, February 28, 2007 (Restated)	1	46,259,101	(6,563,873)	(942,732)	38,752,497
Vesting-stock awards		776,113			776,113
Net income (Restated)			3,701,756		3,701,756
Foreign currency translation (Restated)				2,855,088	2,855,088
Comprehensive income (Restated)					6,556,844
Balance, February 29, 2008 (Restated)	$1	$47,035,214	$(2,862,117)	$1,912,356	$46,085,454

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year Ended February 29, 2008	For the Period June 13, 2006- February 28, 2007	For the Period March 1, 2006- June 12, 2006	Fiscal Year Ended February 28, 2006
	(Restated)	(Restated)	(Restated)
	(Post-Merger)		(Pre-Merger)
Cash flows from operating activities
Net income (loss)	$3,701,756	$(6,659,606)	$(6,439,231)	$(2,569,354)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash inventory charge	—	909,264	—	—
Amortization of debt issuance costs	—	—	405,568	1,423,388
Derivative gain	(170,564)	(78,295)
Depreciation	24,146,137	16,758,505	4,226,643	14,854,021
Deferred income taxes	(6,964,358)	(6,891,107)	(396,024)	(2,955,381)
Accretion of debt discount	616,437	380,560	85,471	299,970
Stock-based compensation	808,111	497,105	923,580	81,787
Impairment of fixed assets	—	488,274	—	—
Gain on disposal of equipment	—	—	—	(9,005)
Changes in operating assets and liabilities:
Receivables	(4,829,995)	2,908,202	(1,994,674)	732,294
Inventories	(3,696,311)	1,373,920	(2,208,757)	(3,318,880)
Prepaid expenses and other current assets	1,226,090	1,618,316	(683,329)	427,048
Other assets	552,555	(48,517)	(5,328)	(11,470)
Income tax receivable	137,153	—	—	(362,122)
Accounts payable, accrued expenses, accrued interest and other liabilities	4,268,868	(1,471,604)	(298,327)	7,470
Total adjustments	16,094,123	16,444,623	54,823	11,169,120
Net cash provided by (used in) operating activities	19,795,879	9,785,017	(6,384,408)	8,599,766

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Fiscal Year Ended February 29, 2008	For the Period June 13, 2006- February 28, 2007	For the Period March 1, 2006- June 12, 2006	Fiscal Year Ended February 28, 2006
	(Restated)	(Restated)	(Restated)
	(Post-Merger)		(Pre-Merger)
Cash flows from investing activities
Cash paid for acquisition, net of cash received	(43,663,270)	—	—	—
Capital expenditures	(20,477,426)	(7,677,141)	(1,937,610)	(13,050,166)
Net cash used in investing activities	(64,140,696)	(7,677,141)	(1,937,610)	(13,050,166)
Cash flows from financing activities
Equity investment by Weston Presidio/Other Stockholders	(32,000)	45,761,997	—	—
Merger consideration paid to former shareholders	—	(45,761,997)	—	—
Payments of long-term debt	(575,000)	—	(290,000)	(280,000)
Borrowings on revolving credit facility	69,600,000	—	—	—
Payments on revolving credit facility	(59,800,000)	—	—	—
Proceeds from note offering	20,000,000	—	—	—
Debt refinancing costs	—	—	—	(1,653)
Net cash provided by (used in) financing activities	29,193,000	—	(290,000)	(281,653)
Effect of foreign currency	(225,396)	(266,119)	206,800	597,086
Net (decrease) increase in cash and cash equivalents	(15,377,213)	1,841,757	(8,405,218)	(4,134,967)
Cash and cash equivalents at beginning of period	16,260,601	14,418,844	22,824,062	26,959,029
Cash and cash equivalents at end of period	$883,388	$16,260,601	$14,418,844	$22,824,062
Supplemental disclosure of cash flow information
Cash paid during the year for Interest	$18,397,690	$8,000,787	$8,000,000	$16,128,129
Cash paid during the year for Income taxes	$2,828,444	$248,476	$20,804	$266,366

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

The Company accounted for the merger with Cellu Parent (the “Merger”), a corporation owned and controlled by Weston Presidio V, L.P. (“Weston Presidio”) as a purchase in accordance with the provisions of Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, which resulted in a new valuation for the assets and liabilities of the Company based upon fair values as of the date of the Merger.  As allowed under SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances (“Push Down Accounting”), the Company has reflected all applicable purchase accounting adjustments in the Company’s consolidated financial statements for all periods subsequent to the Merger date.  Push Down Accounting requires the Company to establish a new basis for its assets and liabilities based on the amount paid for its equity at the close of business on June 12, 2006.  Accordingly, Cellu Parent’s ownership basis is reflected in the Company’s consolidated financial statements beginning upon completion of the Merger.  In order to apply Push Down Accounting, Cellu Parent’s purchase price of $280.1 million, including assumption of $162.0 million in aggregate principal amount of the Company’s outstanding 9.75% senior secured notes (the “Original Notes”) and $39.0 million in operating liabilities and an additional $35.0 million of contingent consideration was allocated to the assets and liabilities based on their fair values.  With respect to the contingent consideration, the Company has the option to settle contingent consideration due to certain members of management in preferred stock of Cellu Parent in lieu of cash if such individuals are no longer employed by the Company at the time of payout.  It these individuals are not employed at the time of the payout, it is at the Company’s discretion if the individual receives cash or stock.  As noted above, the total consideration includes an

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Organization and Nature of Operations (continued)

adjustment for up to an additional $35.0 million in contingent earnout consideration based upon the achievement of certain financial targets.  If any portion of the earned contingent payments is unable to be made by the Company, then Weston Presidio has agreed to provide the necessary funds to former holders of the Parent’s capital stock, options and warrants through an equity investment in the Parent or otherwise.  In accordance with SFAS 141, the $35.0 million has been recognized as a liability, of which $15.0 million is expected to be paid in fiscal year 2009 and is recorded in other current liabilities as of February 29, 2008.  The remaining $20.0 million is recorded in other liabilities as of February 29, 2008. The Merger has resulted in the recognition of goodwill, which has been allocated to the Tissue and Machine-glazed paper segments based on the relative fair values of the net assets acquired.  Goodwill reflects the future earnings and cash flow potential of the acquired business in excess of fair values that are assigned to all other identifiable assets and liabilities.

The Company has allocated the purchase price based on its estimates of the fair value of acquired assets and liabilities as follows:

Purchase price allocated to:
(Restated-see Note 2)
Current assets	$85,975,953
Property, plant and equipment	253,873,052
Trademarks	7,200,000
Goodwill	4,364,700
Current Liabilities	(39,276,861)
Long-term debt	(159,975,000)
Contingent consideration	(35,000,000)
Deferred income taxes	(71,399,847)
Total	$45,761,997

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

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Restatement of Financial Statements

The Company has restated herein its consolidated financial statements as of February 29, 2008 and February 28, 2007 and for the fiscal year ended February 29, 2008, the period from June 13, 2006 through February 28, 2007 (post-merger), the period from March 1, 2006 through June 12, 2006 (pre-merger) and its unaudited quarterly financial data for each of the interim periods of fiscal 2008 and fiscal 2007. This restatement corrects errors in (i) accounting for deferred income taxes in connection with purchase accounting applied in fiscal 2007, (ii) classification of borrowings and repayments on the revolving credit facility in the statement of cash flows, (iii) classification of the equity investment by Weston Presidio/Other Stockholders in the period June 13, 2006-February 28, 2007 in the statement of cash flows in said period, and certain other adjustments that were initially deemed to be not material by management, including (a) classification of shipping and handling costs in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10), (b) accounting for derivative instruments, (c) accounting for foreign exchange gains and losses in fiscal 2008 and 2007, and (d) certain other miscellaneous adjustments. The tax effect of the above items has also been recorded. The restatement does not have a negative impact on the Company’s compliance with the covenants under any of its current debt agreements (see Note 7 — Long-Term Debt to our accompanying consolidated financial statements).

These adjustments are discussed in more detail below. The tables that follow the discussion detail the impact on the Company’s consolidated balance sheets, statements of operations, statements of changes in stockholders’ equity (deficiency), and statements of cash flows.

Deferred income taxes associated with purchase accounting

The Company erroneously recorded a deferred tax asset related to the $35.0 million liability for contingent consideration recorded in connection with the Merger. This error has resulted in an understatement of the amounts allocated to long-lived assets in connection with the merger.  The Company has corrected this error by (i) reducing the deferred tax asset amount recorded in purchase accounting for the contingent consideration by approximately $14.0 million; (ii) increasing the amount allocated to acquired property, plant and equipment and trademarks by approximately $15.6 million and $0.6 million, respectively; (iii) increasing deferred tax liabilities associated with the increased allocation of  purchase price to property, plant and equipment by approximately $6.6 million; and (iv) recognizing goodwill of approximately $4.4 million as a result of these adjustments. (See Note 1,3 and 8).

The increase in property, plant and equipment resulted in increased depreciation expense of approximately $1.0 million and $0.6 million for the fiscal year 2008 and the period from June 13, 2006 through February 28, 2007, respectively (See Note 1 and 6)

Borrowings and repayments on revolving credit facility

The Company has consistently recorded borrowings and repayments on its revolving credit facility as a net amount in the statement of cash flows, which has been determined to be inconsistent with Statement of Financial Accounting Standards No.95, Statement of Cash Flows. The Company has corrected this error by showing borrowings and repayments on a gross basis.

Equity Investment by Weston Presidio

In connection with the presentation of the cash flows related to the Merger, the Company has corrected the classification of the amount reflected as equity investment by Weston Presidio and other stockholders from cash flows from investing activities to cash flows from financing activities.

Shipping and handling fees and costs

The Company has consistently recorded outbound shipping and handling costs as a reduction of sales, which is inconsistent with the accounting in accordance with EITF 00-10.  The Company

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Restatement of Financial Statements (continued)

has corrected this error by reclassifying these costs to cost of goods sold from net sales.  The outbound costs were $12.1 million, $6.2 million, $2.5 million and $8.5 million for fiscal 2008, the period from June 13, 2006 through February 28, 2007, the period from March 1, 2006 through June 12, 2006, and fiscal year 2006, respectively (See Note 3)

Foreign exchange gains and losses

The Company incorrectly recorded the remeasurement of an intercompany loan account with its foreign subsidiary through accumulated other comprehensive income.  In accordance with FASB Statement No. 52, Foreign Currency Translation, the remeasurement of the portion of the loan functioning as a short-term settlement account and not deemed to be of a long term investment nature should have been recorded to earnings.  The Company has corrected this error by increasing (decreasing) foreign currency (loss) gain and decreasing (increasing) accumulated other comprehensive income.  The correction resulted in a decrease to foreign currency loss of approximately $0.6 million for fiscal 2008, a decrease to foreign currency gain of approximately $0.4 million for the period from June 13, 2006 through February 28, 2007, and a decrease to foreign currency loss of approximately $0.2 million for the period from March 1, 2006 through June 12, 2006 (See Note 3).

Derivatives

The Company’s documentation relating to derivative instruments entered into in fiscal 2007 and 2008 did not meet the requirements of SFAS 133 for hedge accounting.  The Company has corrected this error by reversing the amounts relating to the mark-to-market adjustment that were originally recorded in accumulated other comprehensive income (loss), with the offsetting amount recorded to cost of goods sold in each corresponding period. The correction resulted in a decrease to cost of goods sold of $0.2 million and $0.1 million for the fiscal year 2008 and the period from June 13, 2006 through February 28, 2007, respectively (See Note 3).

Other miscellaneous adjustments

The Company has also included in the appropriate periods in its restated consolidated financial statements other miscellaneous adjustments the effect of which were initially deemed to be not material by management, either individually or in the aggregate.  These adjustments primarily relate to vacation and freight accruals in the fourth quarter of fiscal 2007 that reversed in the first quarter of fiscal 2008.   The net impact of correcting these items increased net income by approximately $0.1 million for fiscal 2007 and decreased net income by approximately $0.1 million for fiscal 2008. (See Note 5)

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Restatement of Financial Statements (continued)

CONSOLIDATED BALANCE SHEETS

	As of February 29 2008			As of February 28 2007
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Assets

Current assets:

Cash and cash equivalents	$883,388		$883,388	$16,260,601		$16,260,601

Receivables, net of allowance of $169,811 in 2008 and $408,314 in 2007	44,542,337		44,542,337	34,140,844		34,140,844

Inventories	33,996,439		33,996,439	28,715,495	39,200	28,754,695

Prepaid expenses and other current assets	3,745,989		3,745,989	3,697,328	90,668	3,787,996

Income tax receivable	177,281		177,281	329,861		329,861

Deferred income taxes	7,157,191		7,157,191	6,498,098		6,498,098

Total current assets	90,502,625		90,502,625	89,642,227	129,868	89,772,095

Property, plant and equipment, net	296,597,888	13,890,193	310,488,081	228,851,765	14,930,039	243,781,804

Goodwill	6,970,001	4,364,754	11,334,755		4,364,754	4,364,754

Trademarks	8,750,314	649,686	9,400,000	6,550,314	649,686	7,200,000

Reserved cash	1,243,956		1,243,956

Other assets	247,262		247,262	224,438		224,438

Total assets	$404,312,046	$18,904,633	$423,216,679	$325,268,744	$20,074,347	$345,343,091

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Restatement of Financial Statements (continued)

CONSOLIDATED BALANCE SHEETS

As of February 29 2008			As of February 28 2007
As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Liabilities and stockholders’ equity

Current liabilities:

Revolving line of credit	$9,800,000	$—	$9,800,000	$—	$—	$—

Accounts payable	24,055,782		24,055,782	16,523,755		16,523,755

Accrued expenses	18,860,526	225,386	19,085,912	16,315,163	(16,674)	16,298,489

Accrued interest	8,253,915		8,253,915	7,226,753		7,226,753

Other current liabilities	15,000,000		15,000,000

Current portion of long-term debt	760,000		760,000

Total current liabilities	76,730,223	225,386	76,955,609	40,065,671	(16,674)	40,048,997

Long-term debt, less current portion	198,086,944		198,086,944	160,355,507		160,355,507

Deferred income taxes	62,008,004	19,932,078	81,940,082	50,677,332	20,329,506	71,006,838

Other liabilities	20,148,590		20,148,590	35,179,252		35,179,252

Stockholders’ equity:

Common stock, Class A, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding as of February 29, 2008 and February 28, 2007	1		1	1		1

Capital in excess of par value	47,035,214		47,035,214	46,259,101		46,259,101

Accumulated deficit	(2,199,615)	(662,502)	(2,862,117)	(6,192,366)	(371,507)	(6,563,873)

Accumulated other comprehensive income (loss)	2,502,685	(590,329)	1,912,356	(1,075,754)	133,022	(942,732)

Total stockholders’ equity	47,338,285	(1,252,831)	46,085,454	38,990,982	(238,485)	38,752,497

Total liabilities and stockholders’ equity	$404,312,046	$18,904,633	$423,216,679	$325,268,744	$20,074,347	$345,343,091

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Restatement of Financial Statements (continued)

CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal Year Ended
	February 29, 2008
	As Previously Reported	Adjustments	As Restated
	(Post-Merger)
Net sales	$431,022,429	$12,058,701	$443,081,130
Cost of goods sold	388,258,498	13,093,518	401,352,016
Gross profit	42,763,931	(1,034,817)	41,729,114
Selling, general and administrative expenses	18,661,904		18,661,904
Terminated acquisition-related transaction costs	2,078,212		2,078,212
Stock and related compensation expense	550,804		550,804
Vesting of stock option/restricted stock grants	808,111		808,111
Income (loss) from operations	20,664,900	(1,034,817)	19,630,083
Interest expense, net	(19,870,029)		(19,870,029)
Foreign currency (loss) gain	(663,686)	563,351	(100,335)
Other income	132,623		132,623
Income (loss) before income tax benefit	263,808	(471,466)	(207,658)
Income tax benefit	(3,728,943)	(180,471)	(3,909,414)
Net income (loss)	$3,992,751	$(290,995)	$3,701,756

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Restatement of Financial Statements (continued)

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Period
	June 13, 2006 - February 28, 2007
	As Previously Reported	Adjustments	As Restated
	(Post-Merger)
Net sales	$241,236,592	$6,175,268	$247,411,860
Cost of goods sold	228,318,155	6,579,342	234,897,497
Gross profit	12,918,437	(404,074)	12,514,363
Selling, general and administrative expenses
	7,207,057		7,207,057
Restructuring costs	240,218		240,218
Merger-related transaction costs	142,079		142,079
Stock and related compensation expense
	3,328,834		3,328,834
Vesting of stock option/restricted stock grants
	497,105		497,105
Impairment of property, plant and equipment
	488,274		488,274
Income (loss) from operations	1,014,870	(404,074)	610,796
Interest expense, net	(11,468,975)		(11,468,975)
Foreign currency (loss) gain	359,236	(354,434)	4,802
Other income	14,527		14,527
Loss before income tax benefit	(10,080,342)	(758,508)	(10,838,850)
Income tax benefit	(3,887,976)	(291,268)	(4,179,244)
Net loss	$(6,192,366)	$(467,240)	$(6,659,606)

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Restatement of Financial Statements (continued)

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Period
	March 1, 2006 - June 12, 2006
	As Previously Reported	Adjustments	As Restated
	(Pre-Merger)
Net sales	$94,241,932	$2,501,880	$96,743,812
Cost of goods sold	86,053,812	2,501,880	88,555,692
Gross profit	8,188,120	—	8,188,120
Selling, general and administrative expenses	4,661,285		4,661,285

Merger-related transaction costs	5,933,265		5,933,265
Vesting of stock option/restricted stock grants	923,580		923,580

Loss from operations	(3,330,010)		(3,330,010)
Interest expense, net	(4,896,355)		(4,896,355)
Foreign currency (loss) gain	(289,010)	155,412	(133,598)
Other income	27,049		27,049
Income (loss) before income tax benefit	(8,488,326)	155,412	(8,332,914)
Income tax benefit	(1,953,362)	59,679	(1,893,683)
Net income (loss)	$(6,534,964)	$95,733	$(6,439,231)

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Restatement of Financial Statements (continued)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficiency)
February 28, 2007, as previously reported	$(6,192,366)	$(1,075,754)	$38,990,982
Adjustments	(371,507)	133,022	(238,485)
February 28, 2007, as restated	$(6,563,873)	$(942,732)	$38,752,497

February 29, 2008, as previously reported	$(2,199,615)	$2,502,685	$47,338,285
Adjustments	(662,502)	(590,329)	(1,252,831)
February 29, 2008, as restated	$(2,862,117)	$1,912,356	$46,085,454

Other Comprehensive Income (Loss)
For the Period March 1, 2006 - June 12, 2006 (as previously reported)	$(5,948,778)
Adjustments	95,733
For the Period March 1, 2006 - June 12, 2006 (as restated)	$(5,853,045)

For the Period June 13, 2006 - February 28, 2007 (as previously reported)	$(7,268,120)
Adjustments	(238,485)
For the Period June 13, 2006 - February 28, 2007 (as restated)	$(7,506,605)

Fiscal Year Ended February 29, 2008 (as previously reported)	$7,571,190
Adjustments	(1,014,346)
Fiscal Year Ended February 29, 2008 (as restated)	$6,556,844

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Restatement of Financial Statements (continued)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
	February 29, 2008
		(Post-Merger)
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities
Net income (loss)	$3,992,751	$(290,995)	$3,701,756
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Derivative gain		(170,564)	(170,564)
Depreciation	23,106,291	1,039,846	24,146,137
Deferred income taxes	(6,566,930)	(397,428)	(6,964,358)
Accretion of debt discount	616,437		616,437
Stock-based compensation	808,111		808,111
Changes in operating assets and liabilities:
Receivables	(4,829,995)		(4,829,995)
Inventories	(3,735,511)	39,200	(3,696,311)
Prepaid expenses and other current assets	1,124,858	101,232	1,226,090
Other assets	552,555		552,555
Income tax receivable	137,153		137,153
Accounts payable, accrued expenses, accrued interest and other liabilities	4,026,808	242,060	4,268,868
Total adjustments	15,239,777	854,346	16,094,123

Net cash provided by operating activities	19,232,528	563,351	19,795,879

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Restatement of Financial Statements (continued)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
	February 29, 2008
	As Previously Reported	Adjustments	As Restated
	(Post-Merger)
Cash flows from investing activities
Cash paid for acquisition, net of cash received	(43,663,270)		(43,663,270)
Capital expenditures	(20,477,426)		(20,477,426)
Net cash used in investing activities	(64,140,696)		(64,140,696)
Cash flows from financing activities
Equity investment by Weston Presidio/Other Stockholders	(32,000)		(32,000)
Payments of long-term debt	(575,000)		(575,000)
Borrowings on revolving credit facility	9,800,000	59,800,000	69,600,000
Payments on revolving credit facility	—	(59,800,000)	(59,800,000)
Proceeds from note offering	20,000,000		20,000,000
Net cash provided by financing activities	29,193,000	—	29,193,000
Effect of foreign currency	337,955	(563,351)	(225,396)
Net decrease in cash and cash equivalents	(15,377,213)		(15,377,213)

Cash and cash equivalents at beginning of period	16,260,601		16,260,601
Cash and cash equivalents at end of period	883,388		883,388
Supplemental disclosure of cash flow information
Cash paid during the year for Interest	18,397,690		18,397,690
Cash paid during the year for Income taxes	2,828,444		2,828,444

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Restatement of Financial Statements (continued)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Period
	June 13, 2006 - February 28, 2007
	(Post-Merger)
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities
Net loss	$(6,192,366)	$(467,240)	$(6,659,606)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Noncash inventory charge	909,264		909,264
Amortization of debt issuance costs
Derivative gain		(78,295)	(78,295)
Depreciation	16,133,460	625,045	16,758,505
Deferred income taxes	(6,651,089)	(240,018)	(6,891,107)
Accretion of debt discount	380,560		380,560
Stock-based compensation	497,105		497,105
Impairment of fixed assets	488,274		488,274
Changes in operating assets and liabilities:
Receivables	2,908,202		2,908,202
Inventories	1,413,120	(39,200)	1,373,920
Prepaid expenses and other current assets	1,696,689	(78,373)	1,618,316
Other assets	(48,517)		(48,517)
Accounts payable, accrued expenses, accrued interest and other liabilities	(1,395,251)	(76,353)	(1,471,604)
Total adjustments	16,331,817	112,806	16,444,623

Net cash provided by (used in) operating activities	10,139,451	(354,434)	9,785,017

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Restatement of Financial Statements (continued)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Period
	June 13, 2006 - February 28, 2007
	As Previously Reported	Adjustments	As Restated
	(Post-Merger)
Cash flows from investing activities
Equity investment by Weston Presidio/Other Stockholders	45,761,997	(45,761,997)	—
Capital expenditures	(7,677,141)	—	(7,677,141)
Net cash (used in) provided by investing activities	38,084,856	(45,761,997)	(7,677,141)
Cash flows from financing activities
Merger consideration paid to former Shareholders	(45,761,997)	—	(45,761,997)
Equity investment by Weston Presidio/Other Stockholders	—	45,761,997	45,761,997
Net cash provided by financing activities	(45,761,997)	45,761,997	—
Effect of foreign currency	(620,553)	354,434	(266,119)
Net increase in cash and cash equivalents	1,841,757	—	1,841,757

Cash and cash equivalents at beginning of period	14,418,844	—	14,418,844
Cash and cash equivalents at end of period	$16,260,601	$—	$16,260,601
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$8,000,787	$—	$8,000,787
Cash paid during the year for income taxes	$248,476	$—	$248,476

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Restatement of Financial Statements (continued)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Period
	March 1, 2006 - June 12, 2006
	(Pre-Merger)
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities
Net income (loss)	$(6,534,964)	$95,733	$(6,439,231)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	405,568		405,568
Depreciation	4,226,643		4,226,643
Deferred income taxes	(396,024)		(396,024)
Accretion of debt discount	85,471		85,471
Stock-based compensation	923,580		923,580
Changes in operating assets and liabilities:
Receivables	(1,994,674)		(1,994,674)
Inventories	(2,208,757)		(2,208,757)
Prepaid expenses and other current assets	(683,329)		(683,329)
Other assets	(5,328)		(5,328)
Accounts payable, accrued expenses, accrued interest and other liabilities	(358,006)	59,679	(298,327)
Total adjustments	(4,856)	59,679	54,823
Net cash provided by (used in) operating activities	(6,539,820)	155,412	(6,384,408)

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Restatement of Financial Statements (continued)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Period
	March 1, 2006 - June 12, 2006
	As Previously Reported	Adjustments	As Restated
	(Post-Merger)
Cash flows from investing activities
Capital expenditures	(1,937,610)		(1,937,610)
Net cash used in investing activities	(1,937,610)		(1,937,610)
Cash flows from financing activities
Payments of long-term debt	(290,000)		(290,000)
Net cash used in financing activities	(290,000)		(290,000)
Effect of foreign currency	362,212	(155,412)	206,800
Net decrease in cash and cash equivalents	(8,405,218)	—	(8,405,218)

Cash and cash equivalents at beginning of period	22,824,062		22,824,062
Cash and cash equivalents at end of period	$14,418,844		$14,418,844
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$8,000,000		$8,000,000
Cash paid during the year for income taxes	$20,804		$20,804

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

3. Summary of Significant Accounting Policies (continued)

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

Asset Impairment

The Company evaluates the appropriateness of the carrying amounts of its long-lived assets whenever indicators of impairment are deemed to exist. In the fourth quarter fiscal year 2007, the Company shut down its machine-glazed paper machine at its Interlake facility permanently (see Note 13) and, accordingly, recorded an impairment charge of  $488,274, which is reflected as a separate line item in the Company’s statements of operations for fiscal year 2007.  The Company believes that, as of February 29, 2008, there are no significant impairments of the carrying amounts of such assets and no reduction in their estimated useful life is warranted.

Goodwill and Trademarks

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Goodwill is not amortized, but tested for impairment annually at year-end, and at any time when events suggest impairment may have occurred.  The Company’s goodwill impairment test is performed by comparing the fair value of the reporting unit to the

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Summary of Significant Accounting Policies (continued)

carrying value of the reporting unit.  The Company has two reporting units and the goodwill assigned to each is tested for impairment.  The Company incorporates assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows.  In the event the carrying value of a reporting unit exceeds its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value.

Goodwill as of February 29, 2008 was approximately $11.4 million of which $7.0 million was recorded in connection with an acquisition in the current year (see Footnote 4).  No goodwill impairment has been noted subsequent to the acquisition through the current date.

Trademarks are not amortized but tested for impairment annually at the end of our second quarter and at any time when events suggest impairment may have occurred.  Our impairment test is performed by comparing the carrying amount to its fair market value at the time of the assessment.  In the event the carrying value of a reporting unit exceeds our fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s trademarks exceeds their implied fair value.  No trademark impairments were recorded during fiscal year 2008 or the period from June 13, 2006 to February 28, 2007 (post-merger).

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

3. Summary of Significant Accounting Policies (continued)

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

3. Summary of Significant Accounting Policies (continued)

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

Derivatives and Hedging

The Company uses derivative financial instruments to offset a substantial portion of its exposure to market risk arising from changes in the price of natural gas.  Hedging of this risk is accomplished by entering into forward swap contracts, which have not been designated as hedges of specific quantities of natural gas expected to be purchased in future months.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Summary of Significant Accounting Policies (continued)

The fair value of these cash flow hedging instruments was an asset of $.2 million and less than $.1 million as of February 29, 2008 and February 28, 2007, respectively.  For the fiscal year ended February 29, 2008 and February 28, 2007, $.2 million gain and less than $.1 million gain was recorded as an increase to cost of goods sold, respectively.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” All balance sheet accounts are translated at current exchange rates; income and expenses are translated using weighted average exchange rates during the applicable fiscal year. Resulting translation adjustments are reported in accumulated other comprehensive income (loss) with the exception of the remeasurement of the portion of the loan functioning as a short-term settlement account  and not deemed to be of a long-term nature, which is recorded to earnings.

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

Shipping and Handling Costs

The Company classifies third-party shipping and handling costs as a component of cost of goods sold.  Shipping and handling amounts that the Company bills to customers are included in net sales and the related shipping and handling costs that the Company incurs are included in cost of goods sold.

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

Financial Instruments

The Company estimates the fair value of financial instruments for financial statement disclosure.  For these purposes, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value.  The carrying amount of the Company’s borrowings under its revolving line of credit approximates its fair value.  The Company’s long-term debt has been recorded at its fair value, which approximates its carrying value.

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

4. Acquisitions

On March 21, 2007, the Company executed a definitive merger agreement (the “Acquisition Agreement”) with CityForest Corporation (“CityForest”), Cellu City Acquisition Corporation (“Cellu City Merger Sub”) and Wayne Gullstad as the shareholders’ representative.  Pursuant to the Acquisition Agreement, and subject to the terms and conditions therein, Cellu City Merger Sub, a wholly owned subsidiary of the Company, merged with and into CityForest, with CityForest surviving and becoming a wholly owned subsidiary of the Company (the “CityForest Acquisition”).  The aggregate merger consideration (including assumption of $18.4 million in

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4.   Acquisition (continued)

aggregate principal amount of industrial revenue bonds) was approximately $61.0 million subject to certain working capital and net cash adjustments.  Total cash paid for the acquisition of $46.8 million (purchase price of $61.0 million less assumed indebtedness of $18.4 million plus restricted cash and other miscellaneous adjustments of $1.6 million and acquisition costs of $2.6 million) was financed in part by issuance of unregistered 9 3/4% Senior Secured Notes due 2010 (the “Additional Notes”) of approximately $20.0 million, borrowings on a revolving line of credit ($17.4 million) and available cash on hand.

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

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4.   Acquisition (continued)

	Year Ended February 29, 2008 (1)		June 13, 2006- February 28, 2007 (2)		March 1, 2006- June 12, 2006 (2)
	Actual	Pro Forma	Actual	Pro Forma	Actual	Pro Forma
	(Restated)	(Restated)	(Restated)	(Restated)	Restated	(Restated)
		(Unaudited)		(Unaudited)		(Unaudited)
	(in thousands)		(in thousands)		(in thousands)

Net sales	$443,081	$445,792	$247,412	$281,494	$96,744	$110,325

Operating income (loss)	$19,630	$20,216	$611	$9,216	$(3,330)	$99

Net income (loss)	$3,702	$4,262	$(6,660)	$(1,030)	$(6,439)	$(4,196)

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

5. Inventories

Components of inventories are as follows:

	February 29	February 28
	2008	2007
		(Restated)
Finished goods	$17,961,802	$18,935,990
Raw materials	7,073,131	2,742,025
Packaging materials and supplies	9,082,592	7,210,268
	34,117,525	28,888,283

Reserve for obsolescence	(121,086)	(133,588)
	$33,996,439	$28,754,695

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	February 29, 2008	February 28, 2007
	(Restated)	(Restated)
Land and improvements	$3,982,298	$4,393,973
Buildings and improvements	36,325,911	24,290,470
Machinery and equipment	301,631,048	226,063,198
Furniture and fixtures	91,723	37,610
Computer hardware and software	4,420,076	2,892,082
Construction-in-progress	5,620,003	2,862,976
	352,071,059	260,540,309
Less accumulated depreciation	(41,582,978)	(16,758,505)
	$310,488,081	$243,781,804

7. Long-Term Debt

Long-term debt consists of the following:

	February 29, 2008	February 28, 2007
Senior secured 9 ¾% notes due 2010	$182,255,572	$162,000,000
Less discount	(1,283,628)	(1,644,493)
	180,971,944	160,355,507
Industrial revenue bond payable, in annual installments, plus interest ranging from 1.38% to 4.15%, due in 2028	17,875,000	—
	198,846,944	160,355,507

Less current portion of debt	760,000	—
	$198,086,944	$160,355,507

The maturities of long-term debt for the next five years follow:  2009-$760,000; 2010-$183,015,572; 2011-$760,000; 2012-$760,000; 2013 and thereafter-$14,835,000.

In March 2004, the Company completed a private offering of $162.0 million aggregate principal amount of 9¾% senior secured notes due 2010 (the “Original Notes” and together with the Additional Notes, the “Notes”).  In connection with the CityForest Acquisition (see Note 4), the

Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Wingate Capital Ltd. (“Wingate”), dated March 21, 2007, pursuant to which it issued and sold

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Long-Term Debt (continued)

$20.3 million aggregate principal amount of the Additional Notes to Wingate for the purchase price of approximately $20.0 million, which is equal to 98.7383% of the aggregate principal amount of the Additional Notes.  The Notes (including the Original Notes and the Additional Notes) were issued pursuant to and will be governed by the Indenture, dated as of March 12, 2004 (as amended and supplemented, the “Cellu Tissue Indenture”) among the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as successor trustee to the Bank of New York (the “Trustee”).

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

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Income Taxes

The components of pretax loss consist of the following:

	Year Ended February 29, 2008	For the Period June 13, 2006- February 28, 2007	For the Period March 1, 2006- June 12, 2006	Year Ended February 28, 2006
	(Restated)	(Restated)	(Restated)
	(Post-Merger)		(Pre-Merger)
United States	$(2,750,715)	$(12,859,315)	$(8,234,898)	$(6,349,474)
Foreign	2,543,057	2,020,465	(98,016)	204,988
Total pretax loss	$(207,658)	$(10,838,850)	$(8,332,914)	$(6,144,486)

The provision for income tax benefit consisted of the following:

	Year Ended February 29, 2008	For the Period June 13, 2006- February 28, 2007	For the Period March 1, 2006- June 12, 2006	Year Ended February 28, 2006
	(Restated)	(Restated)	(Restated)
	(Post-Merger)		(Pre-Merger)
Current:
Federal	$1,753,405	$1,346,860	$(1,449,814)	$(1,029,216)
State	49,000	27,750	9,250	177,000
Foreign	1,282,657	1,337,253	(57,095)	232,465
	3,085,062	2,711,863	(1,497,659)	(619,751)
Deferred:
Federal	(3,183,542)	(5,885,474)	(404,831)	(2,569,061)
State	(2,053,590)	(362,209)	(14,288)	(387,963)
Foreign	(1,757,344)	(643,424)	23,095	36,459
	(6,994,476)	(6,891,107)	(396,024)	(2,920,565)
Valuation allowance	—	—	—	(34,816)
	$(3,909,414)	$(4,179,244)	$(1,893,683)	$(3,575,132)

The foreign portion of the provision for income taxes is a result of operations at one of the Company’s subsidiaries, Interlake Acquisition Corporation Limited, in Canada.  The Company provides tax on foreign earnings that are remitted or deemed to be remitted.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

The reconciliation of income tax benefit on loss at the U.S. federal statutory tax rates to the effective income tax rates is as follows:

	Year Ended February 29, 2008	For the Period June 13, 2006- February 28,2007	For the Period March 1, 2006- June 12, 2006	Year Ended February 28, 2006
	(Restated)	(Restated)	(Restated)
	(Post-Merger)		(Pre-Merger)
Tax at U.S. statutory rate	$(955,416)	$(4,405,542)	$(2,793,026)	$(2,089,125)

Tax at foreign statutory rate	867,691	707,163	(34,306)
State taxes, net of federal benefit	(521,065)	(377,954)	24,994	(210,963)
Foreign non-deductible expense	1,024	525	175	680
U.S. non-deductible items	(148,240)	2,060	908,480	38,643
Change in valuation allowance				(34,816)
Provision to return changes	(867,460)			(1,215,247)
Canadian withholding tax				136,917
AMT credit	(290,979)
FIN 48 Provision	845,668
State deferred rate change	(1,500,184)
Canadian deferred rate change	(1,383,386)
Other	42,933	(105,496)		(201,221)
Income tax benefit	$(3,909,414)	$(4,179,244)	$(1,893,683)	$(3,575,132)

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

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	February 29 2008	February 28 2007
	(Restated)	(Restated)

Deferred tax assets:
Compensation and benefits	$1,237,579	$565,512
NOL carryforward	4,612,901	5,574,218
Accounts receivable	133,646	189,630
Refinancing costs	2,484,857	2,199,924
Capitalized transaction costs	670,678
AMT credit	334,979
Other	196,663	253,710
Total deferred tax assets	9,671,303	8,782,994

Deferred tax liabilities:
Goodwill/trademarks	(900,216)
Restricted stock	(918,469)	(908,299)
Property, plant and equipment	(82,511,728)	(72,176,664)
Other	(123,781)	(206,771)
Total deferred tax liabilities	(84,454,194)	(73,291,734)
Net deferred tax liability	$(74,782,891)	$(64,508,740)

	February 29 2008	February 28 2007
Current deferred income tax assets	$7,157,191	$6,498,098
Noncurrent deferred income tax liabilities	(81,940,082)	(71,006,838)
	$(74,782,891)	$(64,508,740)

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

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

9. Retirement Plan

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

11. Related Party Transactions

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

12. Business Segments

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

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Business Segments (continued)

Of these amounts, $92,351, $156,142 and $591,022, respectively, impacts the tissue segment and $49,728, $84,076 and $318,242, respectively impacts the machine-glazed paper segment.  Included in loss from operations for the period June 13, 2006 to February 28, 2007 are compensation charges of $3,825,939 related to non-cash compensation expense related to the vesting of restricted stock awards, payments of taxes associated with such awards and other compensation expense related to the Merger.  Of this amount, $2,486,867 impacts the tissue segment and $1,339,072 impacts the machine-glazed paper segment.  Included in loss from operations for the period March 1, 2006 to June 12, 2006 is $5,933,265 of merger-related transaction costs.  Of this amount, $3,856,622 impacts the tissue segment and $2,076,643 impacts the machine-glazed paper segment.  Also included in loss from operations for the period March 1, 2006 to June 12, 2006 are compensation charges of $923,580 related to restricted stock grants prior to the Merger that vested immediately upon the Merger and normal vesting related to restricted stock grants made after the Merger.  Of this amount, $323,253 impacts the machine-glazed paper segment and $600,327 impacts the tissue segment

Segment assets primarily include mill property, plant and equipment, raw material, packaging and finished product inventories and accounts receivable. Corporate assets primarily include prepaid expenses and other current assets, income taxes, goodwill and trademarks.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Business Segments (continued)

	Year Ended February 29, 2008	For the Period June 13, 2006- February 28, 2007	For the Period March 1, 2006- June 12, 2006	Year Ended February 28, 2006
	(Restated)	(Restated)	(Restated)
Net Sales
Tissue	$333,341,679	$174,073,458	$68,714,100	$237,997,670
Machine-glazed paper	109,739,451	73,338,402	28,029,712	99,365,612
Consolidated	$443,081,130	$247,411,860	$96,743,812	$337,363,282
Income (Loss) from Operations
Tissue	$19,775,402	$1,917,384	$(1,210,487)	$8,372,803
Machine-glazed paper	(145,319)	(1,306,588)	(2,119,523)	3,060,238
Consolidated	19,630,083	610,796	(3,330,010)	11,433,041
Interest expense, net	(19,870,029)	(11,468,975)	(4,896,355)	(17,076,757)
Net foreign currency transaction (loss) gain	(100,335)	4,802	(133,598)	(503,262)
Other income	132,623	14,527	27,049	2,492
Pretax loss	$(207,658)	$(10,838,850)	$(8,332,914)	$(6,144,486)

Capital Expenditures
Tissue	18,415,312	$6,079,263	$1,355,009	$11,770,818
Machine-glazed paper	2,062,114	1,597,878	582,601	1,279,348
Consolidated	$20,477,426	$7,677,141	$1,937,610	$13,050,166

Depreciation
Tissue	$17,512,477	$11,655,304	$2,981,837	$9,686,799
Machine-glazed paper	5,977,162	4,777,553	1,129,705	4,757,120
Corporate	656,498	325,648	115,101	410,102
Consolidated	$24,146,137	$16,758,505	$4,226,643	$14,854,021

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Business Segments (continued)

	February 29	February 28
	2008	2007
	(Restated)	(Restated)
Segment assets
Tissue	$325,526,456	$227,506,307
Machine-glazed paper	91,007,538	85,885,109
Corporate assets	6,682,685	31,951,675
Consolidated	$423,216,679	$345,343,091

Goodwill
Tissue	$10,249,752	$3,279,751
Machine-glazed paper	1,085,003	1,085,003
Consolidated	$11,334,755	$4,364,754

13. Geographic Data

Net sales and long-lived assets by geographic area are as follows:

	Year Ended February 29, 2008	For the Period June 13, 2006-February 28, 2007	For the Period March 1, 2006- June 12, 2006	Year Ended February 28, 2006
	(Restated)	(Restated)	(Restated)

Net Sales
United States	$394,019,201	$208,880,170	$80,395,283	$284,737,873
Other	56,994,578	42,990,743	17,787,863	58,461,671
Sub-total	451,013,779	251,870,913	98,183,146	343,199,544

Sales deductions	7,932,649	4,459,053	1,439,334	5,836,262
Consolidated	$443,081,130	$247,411,860	$96,743,812	$337,363,282

	February 29	February 28
	2008	2007
	(Restated)	(Restated)
Property, Plant and Equipment
United States	$278,010,209	$212,975,154
Other	32,477,872	30,806,650
Consolidated	$310,488,081	$243,781,804

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

15.  Quarterly Results of Operations (Unaudited)

Year Ended		As restated		As restated		As restated	As previously reported	As restated		As restated
February 29,	As previously reported	First Quarter	As previously reported	Second Quarter	As previously reported	Third Quarter	Fourth Quarter	Fourth Quarter	As previously reported	Year
2008	First Quarter	(2)	Second Quarter	(2)	Third Quarter	(2)	(1)	(1) (2)	Year	(2)
Net sales	103,200,786	106,226,949	109,000,321	112,026,009	109,161,988	112,194,182	109,659,334	112,633,990	431,022,429	443,081,130
Gross profit	8,292,118	7,885,765	11,766,537	10,864,996	11,515,878	11,716,337	11,189,398	11,262,016	42,763,931	41,729,114
Income from operations	3,576,262	3,169,909	7,060,342	6,158,801	5,965,851	6,166,310	4,062,445	4,135,063	20,664,900	19,630,083
Net (loss)income	(1,110,484)	(1,141,841)	1,069,830	541,149	1,375,672	1,645,049	2,657,733	2,657,399	3,992,751	3,701,756

(1)  Income from operations for fiscal year 2008 includes $2.1 million related to the write-off of terminated acquisition-related transaction costs.  Net income for fiscal year 2008 includes an income tax benefit of $3.9 million.

(2)  See Note 2 to the consolidated financial statements for discussion of restatement.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15.  Quarterly Results of Operations (Unaudited) (continued)

				As restated		As restated
Year Ended		As restated	As previously reported	May 26,2006-	As previously reported	June 13,2006-		As restated	As previously reported	As restated		As restated
February 28,	As previously reported	First Quarter	May 26,2006-	June 12,2006	June 13,2006-	August 23,2006	As previously reported	Third Quarter	Fourth Quarter	Fourth Quarter	As previously reported	Year
2007	First Quarter	(3)	June 12,2006	(3)	August 23,2006	(3)	Third Quarter	(3)	(1)	(1) (3)	Year	(3)
Net sales	78,641,977	80,920,227	15,599,955	15,823,585	68,562,386	70,471,571	83,281,206	85,393,555	89,393,000	91,546,734	335,478,524	344,155,672
Gross profit (1)	6,850,819	6,850,819	1,337,301	1,337,301	3,344,627	3,034,076	5,890,779	5,699,873	3,683,031	3,780,414	21,106,557	20,702,483
Income (loss) from operations (2)	3,576,308	3,576,308	(6,906,318)	(6,906,318)	(912,630)	(1,223,178)	2,426,928	2,236,022	(499,428)	(402,048)	(2,315,140)	(2,719,214)
Net loss	(475,652)	(475,652)	(6,059,312)	(5,963,579)	(2,619,388)	(2,826,710)	(1,074,735)	(1,275,472)	(2,498,243)	(2,557,424)	(12,727,330)	(13,098,837)

(1)                                  Gross profit for the period from June 13, 2006 to August 23, 2006 and for the third and fourth quarters of fiscal year 2007 includes $1.6 million, $2.1 million and $2.3 million, respectively, for additional depreciation expense related to excess purchase price allocated to property, plant and equipment.  Also, included in gross profit for the period from June 13, 2006 to August 23, 2006 is a $.9 million non-cash charge to cost of goods sold related to excess purchase price allocated to inventory.

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

(3)                                  See Note 2 to the consolidated financial statements for discussion of restatement.

Schedule II—Valuation and Qualifying Accounts

Cellu Tissue Holdings, Inc.

Fiscal years ended February 29, 2008 and February 28, 2007 and 2006

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
February 29, 2008	$408,314	$202,064	$440,567	$169,811
February 28, 2007	300,314	328,405	220,405	408,314
February 28, 2006	398,749	115,269	213,704	300,314

Inventory Obsolescence Reserve:
February 29, 2008	$133,588	$113,996	$126,498	$121,086
February 28, 2007	223,218	50,841	140,471	133,588
February 28, 2006	114,015	144,427	35,224	223,218

S-1