Form 10-Q/A
period 2008-05-29
Cellu Tissue Holdings, Inc.
filed 2009-02-03
CIK 1295976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company in Rule 12b-2 of the Exchange Act (Check One):.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of July 3, 2008:

Title of Class	Shares Outstanding
Common Stock, $.01 par value	100

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report of Cellu Tissue Holdings, Inc. (the “Company”) on Form 10-Q for the quarterly period ended May 29, 2008, as filed with the Securities and Exchange Commission on July 11, 2008 (the “Original Filing”).  This Amendment is being filed for the purpose of restatement to correct errors in (i) accounting for deferred income taxes in connection with purchase accounting applied in fiscal 2007, (ii) classification of borrowings and repayments on the revolving credit facility in the statement of cash flows, and certain other adjustments that were initially deemed to be not material by management, including (a) classification of shipping and handling costs in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10), (b) accounting for derivative instruments, (c) accounting for foreign exchange gains and losses in fiscal 2008 and 2007, and (d) certain other miscellaneous adjustments as described in Note 2 to the consolidated financial statements.All applicable amounts relating to this restatement have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financial statements in this amended Form 10-Q/A. For discussion of the individual restatement adjustments, see Note 2 to the consolidated financial statements. Additionally, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 For the convenience of the reader, this Form 10-Q/A sets forth the first quarter 2008 Form 10-Q in its entirety. However, this Form 10-Q/A only amends and restates certain information in Items 1, 2 and 4 of Part I, and Item 6 of Part II of the Original Filing, and no other items in the Original Filing are amended hereby. Except for the amended and restated information described above, the foregoing items have not been updated to reflect events subsequent to July 11, 2008, the filing date of the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission (SEC) on and after the filing of the Original Filing. Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our chief executive officer and chief financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Except as expressly stated or where the context requires otherwise, the information in this amended Form 10-Q/A generally speaks as of July 11, 2008, the date on which the Original Filing was filed with the SEC.

Background

On January 8, 2009, we announced that we were reviewing (i) accounting for deferred income taxes in connection with purchase accounting in fiscal year 2007 and other purchase accounting items from that fiscal year, (ii) classification of shipping and handling fees and costs under EITF 00-10 and (iii) accounting treatment of other selected accounts.  On January 20, 2009, our management and the audit committee of our Board of Directors have determined that our consolidated financial statements for fiscal years 2007 and 2008 and the first two quarters of fiscal 2009 should no longer be relied upon.  In addition to this Form 10-Q/A, we are amending our Annual Report on Form 10-K for fiscal 2008 and our Quarterly Report on Form 10-Q for the second quarter of fiscal 2009 to reflect the restatements described above.

CELLU TISSUE HOLDINGS, INC.

FORM 10-Q/A

QUARTER ENDED MAY 29, 2008

PART I FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CELLU TISSUE HOLDINGS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	May 29	May 31
	2008	2007
	(Restated)	(Restated)

Net sales	$114,527,561	$106,226,949
Cost of goods sold	102,739,657	98,341,184
Gross profit	11,787,904	7,885,765

Selling, general and administrative expenses	4,959,842	4,482,737
Terminated acquisition-related transaction costs	75,000	-
Stock and related compensation expense	218,506	233,119
Income from operations	6,534,556	3,169,909

Interest expense, net	4,979,688	5,019,094
Foreign currency gain	(43,080)	(30,850)
Other expense (income)	29,508	(42,239)
Income (loss) before income tax	1,568,440	(1,776,096)

Income tax expense (benefit)	575,970	(634,255)
Net income (loss)	$992,470	($1,141,841)

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 29	February 29
	2008	2008
	(Unaudited)
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,625,424	$883,388
Receivables, net	52,197,208	44,542,337
Inventories	34,900,313	33,996,439
Prepaid expenses and other current assets	3,006,025	3,745,989
Income tax receivable	142,966	177,281
Deferred income taxes	6,216,017	7,157,191
TOTAL CURRENT ASSETS	98,087,953	90,502,625
PROPERTY, PLANT AND EQUIPMENT, NET	306,936,967	310,488,081
GOODWILL	11,334,755	11,334,755
TRADEMARKS	9,400,000	9,400,000
OTHER ASSETS	1,515,762	1,491,218
TOTAL ASSETS	$427,275,437	$423,216,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$18,000,000	$9,800,000
Accounts payable	22,002,057	24,055,782
Accrued expenses	21,536,099	19,085,912
Accrued interest	3,765,379	8,253,915
Other current liabilities	15,000,000	15,000,000
Current portion of long-term debt	760,000	760,000
TOTAL CURRENT LIABILITIES	81,063,535	76,955,609
LONG-TERM DEBT, LESS CURRENT PORTION	197,862,013	198,086,944
DEFERRED INCOME TAXES	81,065,985	81,940,082
OTHER LIABILITIES	20,136,068	20,148,590
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Capital in excess of par value	47,253,720	47,035,214
Accumulated deficit	(1,869,647)	(2,862,117)
Accumulated other comprehensive income	1,763,762	1,912,356
TOTAL STOCKHOLDERS’ EQUITY	47,147,836	46,085,454
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$427,275,437	$423,216,679

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	May 29	May 31
	2008	2007
	(Restated)	(Restated)
Cash flows from operating activities
Net income (loss)	$992,470	($1,141,841)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	218,506	196,297
Deferred income taxes	67,077	(1,317,791)
Accretion of debt discount	155,069	150,772
Derivatve loss (gain)	119,802	(13,359)
Depreciation	5,854,038	6,939,527
Changes in operating assets and liabilities, net of the effects of acquisition:
Receivables	(7,654,871)	194,152
Inventories	(903,874)	906,690
Prepaid expenses and other current assets and income tax receivable	774,279	555,019
Other		(1,521)
Accounts payable, accrued expenses and accrued interest	(4,103,876)	(3,619,187)
Total adjustments	(5,473,850)	3,990,599
Net cash (used in) provided by operating activities	(4,481,380)	2,848,758

Cash flows from investing activities
Cash paid for acquisition, net of cash received	-	(43,343,798)
Capital expenditures	(2,474,891)	(2,646,346)
Other	(145,252)	383,835
Net cash used in investing activities	(2,620,143)	(45,606,309)

Cash flows from financing activities
Payments of long-term debt	(380,000)	-
Payment on revolving line of credit	(18,300,000)	(3,000,000)
Borrowings on revolving line of credit	26,500,000	17,400,000
Proceeds from bond offering	-	20,000,000
Net cash provided by financing activities	7,820,000	34,400,000

Effect of foreign currency	23,559	83,897

Net increase (decrease) in cash and cash equivalents	742,036	(8,273,654)
Cash and cash equivalents at beginning of period	883,388	16,260,601
Cash and cash equivalents at end of period	$1,625,424	$7,986,947

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter ended May 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2009.  For further information, refer to the Company’s consolidated financial statements and footnotes thereto as of February 29, 2008 and for the year then ended included in the Company’s Annual Report on Form 10-K/A, from which the consolidated balance sheet at February 29, 2008 has been derived, and the Company’s latest current reports on Form 8-K, each as filed with the Securities and Exchange Commission (“SEC”).

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

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, February 29, 2008	1,125	$ 733.67	8.59 Years
Forfeited	(125)	$ 979.25	8.86 Years
Granted	444	$ 942.99	9.85 Years
Outstanding, May 29, 2008	1,444	$ 776.77	8.95 Years
Exercisable, May 29, 2008	250	$ 702.97	8.56 Years

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

Derivatives and Hedging

The Company uses derivative financial instruments to offset a substantial portion of its exposure to market risk arising from changes in the price of natural gas.  Hedging of this risk is accomplished by entering into forward swap contracts, which have not been designated as hedges of specific quantities of natural gas expected to be purchased in future months.   The fair value of these cash flow hedging instruments was an asset of $.1 million and $.2 million as of May 29, 2008 and February 29, 2008, respectively.   For the three months ended May 29, 2008 and May 31, 2007, $.1 million loss and less than $.1 gain, respectively, has been recorded to earnings.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (R), “Business Combinations” (“SFAS 141 (R)”), and Financial Accounting Standards No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.  SFAS 141 (R ) is required to be adopted concurrently with FAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.  The Company is currently assessing the impact that SFAS 141 (R) and SFAS 160 will have on our results of operations and financial position.

Note 2  Restatement of Financial Statements

The Company has restated herein its consolidated financial statements as of May 29, 2008 and February 29, 2008 and for the three month periods ended May 29, 2008 and

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 2 Restatement of Financial Statements (continued)

May 31, 2007.  This restatement corrects errors in (i) accounting for deferred income taxes in connection with purchase accounting applied in fiscal 2007, (ii) classification of borrowings and repayments on the revolving credit facility in the statement of cash flows, and certain other adjustments that were initially deemed to be not material by management, including (a) classification of shipping and handling costs in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10), (b) accounting for derivative instruments, (c) accounting for foreign exchange gains and losses in fiscal 2008 and 2007, and (d) certain other miscellaneous adjustments. The tax effect of the above items has also been recorded. The restatements do not have a negative impact on the Company’s compliance with the covenants under any of its current debt agreements (see Note 5 — Long-Term Debt to our accompanying consolidated financial statements).

These adjustments are discussed in more detail below. The tables that follow the discussion detail the impact on the Company’s consolidated balance sheets, statements of operations, and statements of cash flows.

Deferred income taxes associated with purchase accounting

The Company erroneously recorded a deferred tax asset related to the $35.0 million liability for contingent consideration recorded in connection with the Company’s merger (the “Merger”) with Cellu Parent, a corporation organized and controlled by Weston Presidio V, L.P. (‘Weston Presidio”).  This error has resulted in an understatement of the amounts allocated to long-lived assets in connection with the merger.  The Company has corrected this error by (i) reducing the deferred tax asset amount recorded in purchase accounting for the contingent consideration by approximately $14.0 million; (ii) increasing the amount allocated to acquired property, plant and equipment and trademarks by approximately $15.6 million and $.6 million, respectively; (iii) increasing deferred tax liabilities associated with the increased allocation of purchase price allocated to property, plant and equipment by approximately $6.6 million; and (iv) recognizing goodwill of approximately $4.4 million as a result of these adjustments.

The increase in property, plant and equipment resulted in increased depreciation expense of approximately $.3 million for each of the three months ended May 29, 2008 and May 31, 2007, respectively.

Borrowings and repayments on revolving credit facility

The Company has consistently recorded borrowings and repayments on its revolving credit facility as a net amount in the statement of cash flows, which has been determined to be inconsistent with Statement of Financial Accounting Standards No. 95 Statement of Cash Flows.  The Company has corrected this error by showing borrowings and repayments on a gross basis.

Shipping and handling fees and costs

The Company has consistently recorded outbound shipping and handling costs as a reduction of sales, which is inconsistent with the accounting in accordance with EITF 00-10.  The Company has corrected this error by reclassifying these costs to cost of goods sold from net sales.  The outbound costs were approximately $3.0 million for each of the three months ended May 29, 2008 and May 31, 2007, respectively.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 2  Restatement of Financial Statements (continued)

Foreign exchange gains and losses

The Company incorrectly recorded the remeasurement of an intercompany loan account with its foreign subsidiary through accumulated other comprehensive income. In accordance with FASB Statement No. 52, Foreign Currency Translation, the remeasurement of the portion of the loan functioning as a short-term settlement account and not deemed to be of a long term investment nature should have been recorded to earnings.  The Company has corrected this error by increasing (decreasing) foreign currency (loss) gain and decreasing (increasing) accumulated other comprehensive income.  The correction resulted in an increase to foreign currency gain of approximately $.4 million for the three months ended May 31, 2007.

Derivatives

The Company’s documentation relating to derivative instruments entered into in fiscal 2007 and 2008 did not meet the requirements of Statement of Financial Accounting No. 133, Accounting for Derivative Instruments and Hedging Activities for hedge accounting. The Company has corrected this error by reversing the amounts relating to the mark-to-market adjustment that were originally recorded in accumulated other comprehensive income, with the offsetting amount recorded to cost of goods sold in each corresponding period.  The correction resulted in an increase to cost of goods sold of approximately $.1 million for the three months ended May 29, 2008 and a decrease to cost of goods sold of less than $.1 million for the three months ended May 31, 2007.

Other miscellaneous adjustments

The Company has also included in the appropriate periods in its restated consolidated financial statements certain other miscellaneous adjustments the effect of which were initially deemed to be not material by management, either individually or in the aggregate.  These adjustments primarily relate to the reversal of certain vacation and freight accruals in the first quarter of fiscal 2008.   The net impact of correcting these items decreased net income by approximately $.1 million for the three months ended May 31, 2007.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 2  Restatement of Financial Statements (continued)

CELLU TISSUE HOLDINGS, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

		As of May 29, 2008 (unaudited)			As of February 29, 2008
	As Previously			As Previously
	Reported	Adjustment	Restated	Reported	Adjustment	Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,625,424		$1,625,424	$883,388		$883,388
Receivables, net	52,197,208		52,197,208	44,542,337		44,542,337
Inventories	34,900,313		34,900,313	33,996,439		33,996,439
Prepaid expenses and other current assets	3,006,025		3,006,025	3,745,989		3,745,989
Income tax receivable	142,966		142,966	177,281		177,281
Deferred income taxes	6,216,017		6,216,017	7,157,191		7,157,191
TOTAL CURRENT ASSETS	98,087,953		98,087,953	90,502,625		90,502,625
PROPERTY, PLANT AND EQUIPMENT, NET	293,302,474	$13,634,493	306,936,967	296,597,888	$13,890,193	310,488,081
GOODWILL	6,970,001	4,364,754	11,334,755	6,970,001	4,364,754	11,334,755
TRADEMARKS	8,750,314	649,686	9,400,000	8,750,314	649,686	9,400,000
OTHER ASSETS	1,515,762		1,515,762	1,491,218		1,491,218
TOTAL ASSETS	$408,626,504	$18,648,933	$427,275,437	$404,312,046	$18,904,633	$423,216,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$18,000,000		$18,000,000	$9,800,000		$9,800,000
Accounts payable	22,002,057		22,002,057	24,055,782		24,055,782
Accrued expenses	21,352,023	$184,076	21,536,099	18,860,526	$225,386	19,085,912
Accrued interest	3,765,379		3,765,379	8,253,915		8,253,915
Other current liabilities	15,000,000		15,000,000	15,000,000		15,000,000
Current portion of long-term debt	760,000		760,000	760,000		760,000
TOTAL CURRENT LIABILITIES	80,879,459	184,076	81,063,535	76,730,223	225,386	76,955,609
LONG-TERM DEBT, LESS CURRENT PORTION	197,862,013		197,862,013	198,086,944		198,086,944
DEFERRED INCOME TAXES	61,231,712	19,834,273	81,065,985	62,008,004	19,932,078	81,940,082
OTHER LIABILITIES	20,136,068		20,136,068	20,148,590		20,148,590
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1		1	1		1
Capital in excess of par value	47,253,720		47,253,720	47,035,214		47,035,214
Accumulated deficit	(982,560)	(887,087)	(1,869,647)	(2,199,615)	(662,502)	(2,862,117)
Accumulated other comprehensive income	2,246,091	(482,329)	1,763,762	2,502,685	(590,329)	1,912,356
TOTAL STOCKHOLDERS’ EQUITY	48,517,252	(1,369,416)	47,147,836	47,338,285	(1,252,831)	46,085,454
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$408,626,504	$18,648,933	$427,275,437	$404,312,046	$18,904,633	$423,216,679

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 2  Restatement of Financial Statements (continued)

CELLU TISSUE HOLDINGS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended			Three Months Ended
		May 29, 2008			May 31, 2007
	As Previously			As Previously
	Reported	Adjustment	Restated	Reported	Adjustment	Restated

Net sales	$111,496,083	$3,031,478	$114,527,561	$103,200,786	$3,026,163	$106,226,949
Cost of goods sold	99,344,479	3,395,178	102,739,657	94,908,668	3,432,516	98,341,184

Gross profit	12,151,604	(363,700)	11,787,904	8,292,118	(406,353)	7,885,765

Selling, general and administrative expenses	4,959,842		4,959,842	4,482,737		4,482,737
Terminated acquisition-related transaction costs	75,000		75,000
Stock and related compensation expense	218,506		218,506	233,119		233,119
Income from operations	6,898,256	(363,700)	6,534,556	3,576,262	(406,353)	3,169,909

Interest expense, net	4,979,688		4,979,688	5,019,094		5,019,094
Foreign currency (gain) loss	(43,080)		(43,080)	324,298	(355,148)	(30,850)
Other expense (income)	29,508		29,508	(42,239)		(42,239)

Income (loss) before income tax	1,932,140	(363,700)	1,568,440	(1,724,891)	(51,205)	(1,776,096)

Income tax expense (benefit)	715,085	(139,115)	575,970	(614,407)	(19,848)	(634,255)
Net income (loss)	$1,217,055	$(224,585)	$992,470	($1,110,484)	($31,357)	($1,141,841)

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 2  Restatement of Financial Statements (continued)

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

		Three Months Ended May 29, 2008			Three Months Ended May 31, 2007
	As Previously			As Previously
	Reported	Adjustment	Restated	Reported	Adjustment	Restated

Cash flows from operating activities
Net income (loss)	$1,217,055	$(224,585)	$992,470	($1,110,484)	($31,357)	($1,141,841)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	218,506		218,506	196,297		196,297
Deferred income taxes	164,882	(97,805)	67,077	(1,217,891)	(99,900)	(1,317,791)
Accretion of debt discount	155,069		155,069	150,772		150,772
Derivative (gain) loss		119,802	119,802		(13,359)	(13,359)
Depreciation	5,598,338	255,700	5,854,038	6,678,145	261,382	6,939,527
Changes in operating assets and liabilities, net of the effects of acquisition:
Receivables	(7,654,871)		(7,654,871)	194,152		194,152
Inventories	(903,874)		(903,874)	867,490	39,200	906,690
Prepaid expenses and other current assets and income tax receivable	774,279		774,279	464,351	90,668	555,019
Other	-			(1,521)		(1,521)
Accounts payable, accrued expenses and accrued interest	(4,050,764)	(53,112)	(4,103,876)	(3,727,701)	108,514	(3,619,187)
Total adjustments	(5,698,435)	224,585	(5,473,850)	3,604,094	386,505	3,990,599
Net cash (used in) provided by operating activities	(4,481,380)	-	(4,481,380)	2,493,610	355,148	2,848,758

Cash flows from investing activities
Cash paid for acquisition, net of cash received				(43,343,798)		(43,343,798)
Capital expenditures	(2,474,891)		(2,474,891)	(2,646,346)		2,848,758)
Other	(145,252)		(145,252)	383,835	-	383,835
Net cash used in investing activities	(2,620,143)		(2,620,143)	(45,606,309)		(45,606,309)

Cash flows from financing activities
Payments of long-term debt	(380,000)		(380,000)
Payments on revolving line of credit		(18,300,000)	(18,300,000)		(3,000,000)	(3,000,000)
Borrowings on revolving line of credit	8,200,000	18,300,000	26,500,000	14,400,000	3,000,000	17,400,000
Proceeds from bond offering				20,000,000		20,000,000
Net cash provided by financing activities	7,820,000	-	7,820,000	34,400,000	-	34,400,000
Effect of foreign currency	23,559	-	23,559	439,045	(355,148)	83,897
Net increase (decrease) in cash and cash equivalents	742,036	-	742,036	(8,273,654)	-	(8,273,654)
Cash and cash equivalents at beginning of period	883,388	-	883,388	16,260,601	-	16,260,601
Cash and cash equivalents at end of period	$1,625,424	-	$1,625,424	$7,986,947	-	$7,986,947

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 3 Inventories

Components of inventories are as follows:

	May 29, 2008	February 29, 2008
Finished goods	$ 19,048,274	$ 17,961,802
Raw materials	5,852,935	7,073,131
Packaging materials and supplies	10,088,420	9,082,592
	34,989,629	34,117,525
Inventory reserves	(89,316)	(121,086)
	$ 34,900,313	$ 33,996,439

Note 4 Acquisition

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

Note 4 Acquisition (continued)

However, the pro forma results do not include any cost savings or other effects of the planned integration of CityForest, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

Three Months Ended May 31, 2007 (1)
	Actual	Pro Forma
	(Restated)	(Restated)
(in thousands)
Net sales	$106,227	$108,937
Operating income	$ 3,170	$ 3,756
Net loss	$ (1,142)	$ (581)

(1)          Pro forma operating results include the operating results for CityForest for the three months ended May 31, 2007.   The actual operating results include the operating results for CityForest for the period from the acquisition date (March 21, 2007) to May 31, 2007.

Note 5 Long-Term Debt

Long-term debt consists of the following:

	May 29, 2008	February 29, 2008
9 3/4 % senior secured notes due 2010	$182,255,572	$182,255,572
Less discount	(1,128,559)	(1,283,628)
	181,127,013	180,971,944
Industrial revenue bond payable in semi-annual installments, plus variable interest, due March 1, 2028	17,495,000	17,875,000
	198,622,013	198,846,944
Less current portion of debt	760,000	760,000
	$197,862,013	$198,086,944

In March 2004, the Company completed a private offering of $162.0 million aggregate principal amount of 9 ¾% senior secured notes due 2010 (the “Original Notes”).  In connection with the Acquisition (see Note 4), the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Wingate Capital Ltd. (the “Purchaser”), dated March 21, 2007, pursuant to which it issued and sold $20.3 million

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 5 Long-Term Debt (continued)

aggregate principal amount of Additional Notes (together with the Original Notes, the “Notes”) to the Purchaser for the purchase price of $20.0 million which is equal to 98.7383% of the aggregate principal amount of the Additional Notes.  The Additional Notes were issued pursuant to and will be governed by the Indenture, dated as of March 12, 2004 (as amended and supplemented, the “Cellu Tissue Indenture”) among the Company, the subsidiary guarantors party thereto and The Bank of New York Trust Company, N.A., as successor trustee to the Bank of New York (the “Trustee”).

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

The Company entered into a Credit Agreement, dated as of June 12, 2006 (the “Credit Agreement”), among the Company, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of the Company, as Canadian Borrower, Parent, the other loan guarantors party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and the other lenders party thereto.  The Credit Agreement provides for a $35.0 million working capital facility, which was subsequently increased to $60.0 million (see discussion following and footnote 9), including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. An amount equal to $32.0 million, which was subsequently increased to $57.0 million (see discussion following and footnote 9) is available, in U.S. dollars, to the U.S.  Borrower under the facility, and an amount equal to $3.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility.  Borrowings of $17.4 million were made to finance a portion of the Acquisition.  As of May 29, 2008, there was $18.0 million of borrowings outstanding under the working capital facility and excess availability was $18.1 million.

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

Note 6 Comprehensive Income

The components of comprehensive income for the three months ended May 29, 2008 and May 31, 2007 are as follows:

	Three Months Ended
	May 29, 2008	May 31, 2007
	(Restated)	(Restated)
Net income (loss)	$992,470	$(1,141,841)
Foreign currency translation adjustments	(148,594)	953,994
Comprehensive (loss) income	$843,876	$(187,847)

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

	Three Months Ended
	May 29, 2008	May 31, 2007
	(Restated)	(Restated)
Net Sales
Tissue	$85,797,050	$79,784,855
Machine-glazed paper	28,730,511	26,442,094
Consolidated	$114,527,561	$106,226,949

Income (loss) from operations
Tissue	$6,052,591	$3,745,653
Machine-glazed paper	481,965	(575,744)
Consolidated	6,534,556	3,169,909

Interest expense, net	(4,979,688)	(5,019,094)
Net foreign currency transaction gain	43,080	30,850
Other (expense) income	(29,508)	42,239
Pretax income (loss)	$1,568,440	$(1,776,096)

Capital Expenditures
Tissue	$2,029,529	$2,241,151
Machine-glazed paper	254,830	252,651
Corporate	190,532	152,544
Consolidated	$2,474,891	$2,646,346

Depreciation
Tissue	$4,318,726	$5,194,521
Machine-glazed paper	1,535,312	1,745,006
Consolidated	$5,854,038	$6,939,527

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued

Note 8 Income taxes

The effective income tax rate for the three months ended May 29, 2008 was 36.7% compared to a 35.7% benefit for the three months ended May 31, 2007.

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

Note 9 Subsequent Event

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

Note 9 Subsequent Event (continued)

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

OVERVIEW

Certain statements contained in this Quarterly Report on Form 10-Q/A may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and, as such, may involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “believe”, “intend”, “project”, or comparable terminology.  Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, those set forth in Forward-Looking Statements in our Annual Report on Form 10-K/A for our fiscal year ended February 29, 2008.  These risks and uncertainties should be considered in evaluating any forward-looking statements contained herein.

The Company has restated its consolidated financial statements as of May 29, 2008 and February 29, 2008 and for the three month periods ended May 29, 2008 and May 31, 2007.  This restatement corrects errors in (i) accounting for deferred income taxes in connection with purchase accounting applied in fiscal 2007, (ii) classification of borrowings and repayments on the revolving credit facility in the statement of cash flows, and certain other adjustments that were initially deemed to be not material by management, including (a) classification of shipping and handling costs in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10), (b) accounting for derivative instruments, (c) accounting for foreign exchange gains and losses in fiscal 2008 and 2007, and (d) certain other miscellaneous adjustments.  See Note 2 — Restatement of Financial Statements in the accompanying consolidated financial statements for further information.

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

Three Months Ended May 31, 2007 (1)
	Actual (Restated)	Pro Forma (Restated)
(in thousands)
Net sales	$106,227	$108,937
Operating income	$ 3,170	$ 3,756
Net loss	$ (1,142)	$ (581)

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended May 29, 2008 (the fiscal 2009 three-month period) compared to the Three Months Ended May 31, 2007 (the fiscal 2008 three-month period)

Net sales for the fiscal 2009 three-month period increased $8.3 million, or 7.8%, to $114.5 million from $106.2 million for the comparable period in the prior year.   For the fiscal 2009 three-month period, we sold 77,449 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products.  This is a decrease of 656 tons, or less than 1%, from the comparable period in the prior year.  Net selling price per ton increased from $1,360 for the fiscal 2008 three-month period to $1,479 for the fiscal 2009 three-month period.

Net sales for our tissue segment for the fiscal 2009 three-month period were $85.8 million, an increase of $6.0 million, or 7.5%, from the comparable period in the prior year.  Net sales for our machine-glazed segment for the 2009 three-month period were $28.7 million, an increase of $2.3 million, or 8.7%, from the comparable period in the prior year.  These increases are primarily attributable to increases in net selling price per ton.

Gross profit for the fiscal 2009 three-month period increased to $11.8 million from $7.9 million, an increase of $3.9 million, or 49.5%, from the comparable period in the prior year.   As a percentage of net sales, gross profit increased to 10.3% in the fiscal 2009 three-month period from 7.4% in the fiscal 2008 three-month period.  The increase in gross profit in the fiscal 2008 three-month period is primarily attributable to the increase in net selling price per ton, despite an increase in net pulp cost and net energy cost per ton.

Gross profit for our tissue segment for the fiscal 2009 three-month period increased to $10.1 million from $6.9 million, an increase of $3.1 million, or 45.7%, from the comparable period in the prior year.  Gross profit for our machine-glazed segment for the fiscal 2009 three-month period increased to $1.7 million, an increase of $.8 million, or 76.1%, from the comparable period in the prior year.  As a percentage of net sales, gross profit for the tissue segment increased to 11.7% in the fiscal 2009 three-month period from 8.6% in the fiscal 2008 three-month period.  As a percentage of net sales, gross profit for the machine-glazed segment increased to 6.1% in the fiscal 2009 three-month period from 3.8% in the fiscal 2008 three-month period.  These increases are reflective of increases in net selling price per ton, which more than offset increases in net pulp and energy cost per ton, over the comparable period in the prior year.

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

Foreign currency gain in the fiscal 2009 three-month period and in the fiscal 2008 three-month period was less than $.1 million.

Income tax expense for the fiscal 2009 three-month period was $.6 million or an effective tax rate of 36.7% compared to income tax benefit of $.6 million or an effective tax rate 35.7% benefit for the fiscal 2008 three-month period.

Net income for the fiscal 2009 three-month period was $1.0 million compared to net loss of $1.1 million for the comparable period in the prior year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Net cash used in operations was $4.5 million for the fiscal 2009 three-month period, compared to cash provided by operations of $2.8 million for the fiscal 2008 three-month period.  Non-cash items, consisting primarily of depreciation, stock-based compensation, derivatives and deferred income taxes, for the fiscal 2009 three-month period totaled $6.4 million compared to $6.0 million for the 2008 fiscal three-month period.    Cash flows used by changes in working capital totaled $12.0 million for the fiscal 2009 three-month period compared to $1.6 million in the fiscal 2008 three-month period.  With respect to the changes in accounts receivable and inventory, cash used by these items was $8.6 million for the fiscal 2009 three-month period, compared to cash provided of $1.1 million for the comparable period in the prior fiscal year.    This increase is reflective of changes in sales terms with a key customer and timing of customer payments. Cash provided by changes in prepaid expenses and other current assets was $.8 million for the 2009 fiscal three-month period compared to cash provided by changes in prepaid expenses and other current assets of $.6 million for the comparable period in the prior fiscal year.   Cash used in changes in accounts payable, accrued expenses and accrued interest for the fiscal 2009 three-month period was $4.1 million, compared to cash used of $3.6 million for the comparable period in the prior year.

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

Property, plant and equipment, net as of May 29, 2008 decreased to $306.9 million from $310.5 million as of the end of fiscal year 2008.  This decrease relates to depreciation expense for the period offset partially by capital expenditures for the period.

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

Stockholders’ equity as of May 29, 2008 was $47.1 million compared to $46.1 as of the end of fiscal year 2008.   The increase is primarily attributable to the net income generated for the three-month period.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157.  We were required to adopt the provisions of SFAS 157 effective March 1, 2008.  SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed.  SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data.  The adoption of SFAS 157 did not have a material impact our results of operations and financial position.

In February 2007, the FASB issue SFAS 159.  This Standard permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 was effective as of the beginning of fiscal 2009 and the Company chose not to adopt these fair value provisions.

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

At the time of our quarterly filing of Form 10Q which was filed on July 11, 2008, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 29, 2008. Subsequent to the restatement described in Note 2 — Restatement of Financial Statements in the consolidated financial statements, we have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures covered by this Quarterly Report on Form 10Q/A. The re-evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this re-evaluation, our management including our Chief Executive Officer and Chief Financial Officer have concluded that, in light of the material weakness in our internal control over financial reporting described below, as of May 29, 2008 our disclosure controls and procedures were not effective.

As a result of the material weakness, management performed additional procedures to ensure that our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). Accordingly, we believe that the financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the restatement of the Company’s financials statements as of February 29, 2008, we identified the following material weakness in our internal control over financial reporting, which continued to exist as of May 29, 2008:

We did not maintain effective internal control over financial reporting with respect to the application of US GAAP as it relates to complex purchase accounting issues and accounting for derivatives.  The Company lacks sufficient US GAAP expertise to properly assess and record complex accounting matters, specifically (i) deferred income taxes associated with purchase accounting; (ii) shipping and handling fees and costs; (iii) foreign exchange gains and losses; and (iv) derivatives.  See, Note 2 Restatement of Financial Statements in the consolidated financial statements.

Plan of Remediation for Identified Material Weakness

These deficiencies have not been fully remediated. Accordingly, management has determined that these control deficiencies continue to constitute a material weakness at May 29, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended May 29, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

The risk factors included in our Annual Report on Form 10-K/A for the fiscal year ended February 29, 2008 have not materially changed.

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

Cellu Tissue Holdings, Inc.

Date: February 3, 2009	/s/ Russell C. Taylor
Mr. Russell C. Taylor
President and Chief Executive Officer

Date: February 3, 2009	/s/ David J. Morris
Mr. David J. Morris
Senior Vice President, Finance and Chief
Financial Officer