Form 10-Q/A
period 2008-08-28
Cellu Tissue Holdings, Inc.
filed 2009-02-03
CIK 1295976

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report of Cellu Tissue Holdings, Inc. (the “Company”) on Form 10-Q for the quarterly period ended August 28, 2008, as filed with the Securities and Exchange Commission on October 10, 2008 (the “Original Filing”).  This Amendment is being filed for the purpose of restatement to correct errors in (i) accounting for deferred income taxes in connection with purchase accounting applied in fiscal 2007, (ii) classification of borrowings and repayments on the revolving credit facility in the statement of cash flows, and certain other adjustments that were initially deemed to be not material by management, including (a)  classification of shipping and handling costs in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10), (b) accounting for derivative instruments, (c) accounting for foreign exchange gains and losses in fiscal 2008 and 2007, and (d) certain other miscellaneous adjustments. These adjustments do not have a negative impact on the Company’s compliance with the covenants under any of its current debt agreements (see Note 5 — Long-Term Debt to our accompanying consolidated financial statements).

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

For the convenience of the reader, this Form 10-Q/A sets forth the second quarter 2008 Form 10-Q in its entirety. However, this Form 10-Q/A only amends and restates certain information in Items 1, 2 and 4 of Part I, and Item 6 of Part II of the Original Filing, and no other items in the Original Filing are amended hereby. Except for the amended and restated information described above, the foregoing items have not been updated to reflect events subsequent to October 10, 2008, the filing date of the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission (SEC) on and after the filing of the Original Filing. Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our chief executive officer and chief financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Except as expressly stated or where the context requires otherwise, the information in this amended Form 10-Q/A generally speaks as of October 10, 2008, the date on which the Original Filing was filed with the SEC.

Background

On January 8, 2009, we announced that we were reviewing (i) accounting for deferred income taxes in connection with purchase accounting in fiscal year 2007 and other purchase accounting items from that fiscal year, (ii) classification of shipping and handling fees and costs under EITF 00-10 and (iii) accounting treatment of other selected accounts.  On January 20, 2009, our management and the audit committee of our Board of Directors have determined that our consolidated financial statements for fiscal years 2007 and 2008 and the first two quarters of fiscal 2009 should no longer be relied upon.  In addition to this Form 10-Q/A, we are amending our Annual Report on Form 10-K for fiscal 2008 and our Quarterly Report on Form 10-Q for the first quarter of fiscal 2009 to reflect the restatements described above.

CELLU TISSUE HOLDINGS, INC.

FORM 10-Q/A

QUARTER ENDED AUGUST 28, 2008

PART I FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months	Ended	Six Months	Ended
	August 28, 2008	August 30, 2007	August 28, 2008	August 30, 2007
	(Restated)	(Restated)	(Restated)	(Restated)

Net sales	$133,012,856	$112,026,009	$247,540,417	$218,252,958
Cost of goods sold	122,012,927	101,161,013	224,752,584	199,502,197
Gross profit	10,999,929	10,864,996	22,787,833	18,750,761

Selling, general and administrative expenses	4,163,350	4,519,992	9,123,192	9,002,729
Terminated acquisition-related transaction costs	65,044	-	140,044	-
Stock compensation expense	226,987	186,203	445,493	419,322
Amortization expense	802,435	-	802,435	-
Income from operations	5,742,113	6,158,801	12,276,669	9,328,710

Interest expense, net	6,061,057	5,102,666	11,040,745	10,121,760
Foreign currency loss	127,700	150,317	84,620	119,467
Other expense (income)	8,910	(40,261)	38,418	(82,500)
Income before income tax (benefit) expense	(455,554)	946,079	1,112,886	(830,017)

Income tax (benefit) expense	(208,471)	404,930	367,499	(229,325)
Net income (loss)	$(247,083)	$541,149	$745,387	$(600,692)

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 28	February 29
	2008	2008
	(Unaudited)	(Note 1)
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,603,631	$883,388
Receivables, net	62,634,374	44,542,337
Inventories	42,264,035	33,996,439
Prepaid expenses and other current assets	3,700,042	3,745,989
Income tax receivable	142,966	177,281
Deferred income taxes	5,429,241	7,157,191
TOTAL CURRENT ASSETS	116,774,289	90,502,625
PROPERTY, PLANT AND EQUIPMENT, NET	306,958,854	310,488,081
GOODWILL	35,100,331	11,334,755
OTHER INTANGIBLES, NET	38,763,565	9,400,000
OTHER ASSETS	2,148,254	1,491,218
TOTAL ASSETS	$499,745,293	$423,216,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$23,000,000	$9,800,000
Accounts payable	26,603,319	24,055,782
Accrued expenses	22,712,503	19,085,912
Accrued interest	8,930,654	8,253,915
Other current liabilities	15,592,442	15,000,000
Current portion of long-term debt	760,000	760,000
TOTAL CURRENT LIABILITIES	97,598,918	76,955,609
LONG-TERM DEBT, LESS CURRENT PORTION	241,507,873	198,086,944
DEFERRED INCOME TAXES	80,395,415	81,940,082
OTHER LIABILITIES	20,127,373	20,148,590
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Capital in excess of par value	62,482,173	47,035,214
Accumulated deficit	(2,116,730)	(2,862,117)
Accumulated other comprehensive (loss) income	(249,730)	1,912,356
TOTAL STOCKHOLDERS’ EQUITY	60,115,714	46,085,454
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$499,745,293	$423,216,679

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS     (Unaudited)

	Six Months	Ended
	August 28, 2008	August 30, 2007
	(Restated)	(Restated)
Cash flows from operating activities
Net income (loss)	$745,387	($600,692)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	445,493	382,500
Deferred income taxes	183,283	(1,672,467)
Accretion of debt discount	600,929	304,776
Amortization of bond costs	70,197	-
Amortization of intangibles	802,435	-
Derivatives	835,484	679,877
Depreciation	11,722,167	12,714,671
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(10,094,518)	(3,565,303)
Inventories	(611,272)	445,547
Prepaid expenses, other current assets and income tax receivable	254,655	(2,037,399)
Other	(665,725)	458,540
Accounts payable, accrued expenses and accrued interest	2,436,384	6,515,137
Total adjustments	5,979,512	14,225,879
Net cash provided by operating activities	6,724,899	13,625,187

Cash flows from investing activities
Cash paid for acquisition, net of cash acquired	(63,829,401)	(43,617,819)
Capital expenditures	(4,820,549)	(6,940,787)
Net cash used in investing activities	(68,649,950)	(50,558,606)

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (continued)

	Six Months	Ended
	August 28, 2008	August 30, 2007
	(Restated)	(Restated)
Cash flows from financing activities
Equity investment by shareholders	15,001,466	-
Borrowings on revolving line of credit	51,000,000	19,600,000
Payments on revolving line of credit	(37,800,000)	(17,000,000)
Payments of long-term debt	(380,000)	-
Debt issuance costs	(847,813)	-
Net proceeds from bond offering	36,900,000	20,000,000
Net cash provided by financing activities	63,873,653	22,600,000

Effect of foreign currency	(228,359)	408,124
Net increase (decrease) in cash and cash equivalents	1,720,243	(13,925,295)
Cash and cash equivalents at beginning of period	883,388	16,260,601
Cash and cash equivalents at end of period	$2,603,631	$2,335,306

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

August 28, 2008

Note 1 Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements include the accounts of Cellu Tissue Holdings, Inc.  (“Cellu Tissue”or the “Company”) and its wholly owned subsidiaries.  The Company is a wholly owned subsidiary of Cellu Paper Holdings, Inc. (the “Parent”), which is a wholly owned subsidiary of Cellu Parent Corporation (“Cellu Parent”).

These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the quarter and six months ended August 28, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2009.  For further information, refer to the Company’s consolidated financial statements and footnotes thereto as of February 29, 2008 and for the year then ended contained in the Company’s Annual Report on Form 10-K/A, from which the consolidated balance sheet at February 29, 2008 has been derived and the Company’s latest Current Reports on Form 8-K, each as filed with the Securities and Exchange Commission (“SEC”).

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

Derivatives and Hedging

The Company uses derivative financial instruments to offset a substantial portion of its exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which have not been designated as hedges of specific quantities of natural gas expected to be purchased in future months.    The Company measures fair value of its derivative financial instruments in accordance with SFAS 157.

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

Level 1	-	Inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2	-	Inputs utilize data points that are observable such as quoted prices, interest rate and yield curves.

Level 3	-	Inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

Derivatives are reported at fair value utilizing Level 2 inputs.   The fair value of these cash flow hedging instruments was a liability of $.6 million and an asset of $.2 million as of August 28, 2008 and February 29, 2008, respectively.  For the three and six months ended August 28, 2008, a $.7 million loss and $.8 million loss, respectively, and for the three and six months ended August 30, 2007, a $.6 million loss in both periods have been recorded to earnings.

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

Note 2  Restatement / Reclassification of Financial Statements

The Company has restated herein its consolidated financial statements as of August 28, 2008 and February 29, 2008 and for the three and six month periods ended August 28, 2008 and the three and six month periods ended August 30, 2007.  This restatement corrects errors in (i) accounting for deferred income taxes in connection with purchase accounting applied in fiscal 2007, (ii) classification of borrowings and repayments on the revolving credit facility in the statement of cash flows, and certain other adjustments that were initially deemed to be not material by management, including (a)  classification of shipping and handling costs in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10), (b) accounting for derivative instruments, (c) accounting for foreign exchange gains and losses in fiscal 2008 and 2007, and (d) certain other miscellaneous adjustments.  The tax effect of the above items has also been recorded.  These adjustments do not have a negative impact on the Company’s compliance with the

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 2  Restatement / Reclassification of Financial Statements (continued)

covenants under any of its current debt agreements (see Note 5 — Long-Term Debt to our accompanying consolidated financial statements).

These adjustments are discussed in more detail below. The tables that follow the discussion detail the impact on the Company’s consolidated balance sheets, statements of operations, and statements of cash flows.

 Deferred income taxes associated with purchase accounting

The Company erroneously recorded a deferred tax asset related to the $35.0 million liability for contingent consideration recorded in connection with the Company’s merger (the “Merger”) with Cellu Parent, a corporation controlled and owned by Weston Presidio V, L.P. (“Weston Presidio”).  This error has resulted in an understatement of the amounts allocated to long-lived assets in connection with the merger.  The Company has corrected this error by (i) reducing the deferred tax asset amount recorded in purchase accounting for the contingent consideration by approximately $14.0 million; (ii) increasing the amount allocated to acquired property, plant and equipment and trademarks by approximately $15.6 million and $.6 million, respectively; (iii) increasing deferred tax liabilities associated with the increased allocation of purchase price allocated to property, plant and equipment by approximately $6.6 million; and (iv) recognizing goodwill of approximately $4.4 million as a result of these adjustments.

The increase in property, plant and equipment resulted in increased depreciation expense of approximately $.3 million and $.5 million, respectively for the three and six month periods ended August 30, 2007.

Borrowings and repayments on revolving credit facility

The Company has consistently recorded borrowings and repayments on its revolving credit facility as a net amount in the statement of Cash Flows, which has been determined to be inconsistent with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. The Company has corrected this error by showing borrowings and repayments on a gross basis.

Shipping and handling fees and costs

The Company has consistently recorded outbound shipping and handling costs as a reduction of sales, which is inconsistent with the accounting in accordance with EITF 00-10.  The Company has corrected this error by reclassifying these costs to cost of goods sold from net sales.  The outbound costs were $4.1 million and $7.1 million for the three and six month periods ended August 28, 2008, respectively; and $3.0 million and $6.0 million for the three and six month periods ended August 30, 2007, respectively.

Foreign exchange gains and losses

The Company incorrectly recorded the remeasurement of an intercompany loan account with its foreign subsidiary through other comprehensive income In accordance with Statement of

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 2 - Restatement / Reclassification of Financial Statements (continued)

Financial Accounting Standards No. 52, Foreign Currency Translation, the remeasurement of the portion of the loan functioning as a short-term settlement account and not deemed to be of a long term investment nature should have been recorded to earnings.  The Company has corrected this error by increasing (decreasing) foreign currency (loss) gain and decreasing (increasing) accumulated other comprehensive income.  The correction resulted in an increase to foreign currency gain of approximately $.1 million and $.4 million for the three and six month periods ended August 30, 2007, respectively.

Derivatives

The Company’s documentation relating to derivative instruments entered into in fiscal 2007 and 2008 did not meet the requirements of Statement of Financial Accounting Standards No.133, Accounting for Derivative Instruments and Hedging Activities for hedge accounting.  The Company has corrected this error by reversing the amounts relating to the mark-to-market adjustment that were originally recorded in accumulated other comprehensive income, with the offsetting amount recorded to cost of goods sold in each corresponding period.  The correction resulted in an increase to cost of goods sold of approximately $.6 million for the three and six month periods ended August 30, 2007, respectively.

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

Reclassification

The Company has reclassified amortization expense within its Consolidated Statements of Operations for the three and six months ended August 28, 2008 to be reflected within income from operations.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of August 28, 2008			As of February 29, 2008
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,603,631		$2,603,631	$883,388		$883,388
Receivables, net	62,634,374		62,634,374	44,542,337		44,542,337
Inventories	42,264,035		42,264,035	33,996,439		33,996,439
Prepaid expenses and other current assets	3,700,042		3,700,042	3,745,989		3,745,989
Income tax receivable	142,966		142,966	177,281		177,281
Deferred income taxes	5,429,241		5,429,241	7,157,191		7,157,191
TOTAL CURRENT ASSETS	116,774,289		116,774,289	90,502,625		90,502,625

PROPERTY, PLANT AND EQUIPMENT, NET	293,582,902	$13,375,952	306,958,854	296,597,888	$13,890,193	310,488,081
GOODWILL	30,735,577	4,364,754	35,100,331	6,970,001	4,364,754	11,334,755
OTHER INTANGIBLES, NET	38,113,879	649,686	38,763,565	8,750,314	649,686	9,400,000
OTHER ASSETS	2,148,254		2,148,254	1,491,218		1,491,218
TOTAL ASSETS	$481,354,901	$18,390,392	$499,745,293	$404,312,046	$18,904,633	$423,216,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line of credit	$23,000,000		$23,000,000	$9,800,000		$9,800,000
Accounts payable	26,603,319		26,603,319	24,055,782		24,055,782
Accrued expenses	22,791,970	$(79,467)	22,712,503	18,860,526	$225,386	19,085,912
Accrued interest	8,930,654		8,930,654	8,253,915		8,253,915
Other current liabilities	15,592,442		15,592,442	15,000,000		15,000,000
Current portion of long-term debt	760,000		760,000	760,000		760,000
TOTAL CURRENT LIABILITIES	97,678,385	(79,467)	97,598,918	76,730,223	225,386	76,955,609
LONG-TERM DEBT, LESS CURRENT PORTION	241,507,873		241,507,873	198,086,944		198,086,944
DEFERRED INCOME TAXES	60,660,034	19,735,381	80,395,415	62,008,004	19,932,078	81,940,082
OTHER LIABILITIES	20,127,373		20,127,373	20,148,590		20,148,590
STOCKHOLDERS’ EQUITY:
Common stock, Class A, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1		1	1		1
Capital in excess of par value	62,482,173		62,482,173	47,035,214		47,035,214
Accumulated deficit	(644,537)	(1,472,193)	(2,116,730)	(2,199,615)	(662,502)	(2,862,117)
Accumulated other comprehensive (loss) income	(456,401)	206,671	(249,730)	2,502,685	(590,329)	1,912,356
TOTAL STOCKHOLDERS’ EQUITY	61,381,236	(1,265,522)	60,115,714	47,338,285	(1,252,831)	46,085,454
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$481,354,901	$18,390,392	$499,745,293	$404,312,046	$18,904,633	$423,216,679

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 2  Restatement / Reclassification of Financial Statements (continued)

		CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES
		CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended 8/28/2008				Six Months Ended 8/28/2008

	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated

Net sales	$128,956,594	$4,056,262	$133,012,856	$240,452,677	$7,087,740	$247,540,417

Cost of goods sold	117,009,124	5,003,803	122,012,927	216,353,603	8,398,981	224,752,584

Gross profit	11,947,470	(947,541)	10,999,929	24,099,074	(1,311,241)	22,787,833

Selling, general and administrative expenses	4,163,350		4,163,350	9,123,192		9,123,192
Terminated acquisition-related transaction costs	65,044		65,044	140,044		140,044
Stock compensation expense	226,987		226,987	445,493		445,493

Amortization expense		802,435	802,435		802,435	802,435

Income from operations	7,492,089	(1,749,976)	5,742,113	14,390,345	(2,113,676)	12,276,669

Interest expense, net	6,061,057		6,061,057	11,040,745		11,040,745
Amortization expense	802,435	(802,435)		802,435	(802,435)

Foreign currency loss	127,700		127,700	84,620		84,620

Other expense	8,910		8,910	38,418		38,418
Income before income tax (benefit) expense	491,987	(947,541)	(455,554)	2,424,127	(1,311,241)	1,112,886

Income tax (benefit) expense	153,964	(362,435)	(208,471)	869,049	(501,550)	367,499
Net income (loss)	$338,023	$(585,106)	$(247,083)	$1,555,078	$(809,691)	$745,387

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 2  Restatement / Reclassification of Financial Statements (continued)

		CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES
		CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
		Three Months Ended 8/30/2007			Six Months Ended 8/30/2007
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated

Net sales	$109,000,321	$3,025,688	$112,026,009	$212,201,107	$6,051,851	$218,252,958

Cost of goods sold	97,233,784	3,927,229	101,161,013	192,142,452	7,359,745	199,502,197

Gross profit	11,766,537	(901,541)	10,864,996	20,058,655	(1,307,894)	18,750,761

Selling, general and administrative expenses	4,519,992		4,519,992	9,002,729		9,002,729
Stock compensation expense	186,203		186,203	419,322		419,322

Income from operations	7,060,342	(901,541)	6,158,801	10,636,604	(1,307,894)	9,328,710

Interest expense, net	5,102,666		5,102,666	10,121,760		10,121,760

Foreign currency loss	196,110	(45,793)	150,317	520,408	(400,941)	119,467

Other income	(40,261)		(40,261)	(82,500)		(82,500)
Income before income tax (benefit) expense	1,801,827	(855,748)	946,079	76,936	(906,953)	(830,017)

Income tax (benefit) expense	731,997	(327,067)	404,930	117,590	(346,915)	(229,325)

Net income (loss)	$1,069,830	($528,681)	$541,149	$(40,654)	$(560,038)	$(600,692)

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 2  Restatement / Reclassification of Financial Statements (continued)

	CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
		Six Months Ended 8/28/2008			Six Months Ended 8/30/2007
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated

Cash flows from operating activities

Net income (loss)	$1,555,078	$(809,691)	$745,387	$(40,654)	$(560,038)	$(600,692)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Stock-based compensation	445,493		445,493	382,500		382,500

Deferred income taxes	379,980	(196,697)	183,283	(1,473,753)	(198,714)	(1,672,467)

Accretion of debt discount	600,929		600,929	304,776		304,776

Amortization of bond costs	70,197		70,197

Amortization of intangibles	802,435		802,435

Derivatives		835,484	835,484		679,877	679,877

Depreciation	11,207,926	514,241	11,722,167	12,194,748	519,923	12,714,671
Changes in operating assets and liabilities, net of effects of acquisitions:

Receivables	(10,094,518)		(10,094,518)	(3,565,303)		(3,565,303)

Inventories	(611,272)		(611,272)	406,347	39,200	445,547
Prepaid expenses, other current assets and income tax receivable	254,655		254,655	(2,128,067)	90,668	(2,037,399)

Other	(665,725)		(665,725)	458,540		458,540
Accounts payable, accrued expenses and accrued interest	2,779,721	(343,337)	2,436,384	6,685,112	(169,975)	6,515,137

Total adjustments	5,169,821	809,691	5,979,512	13,264,900	960,979	14,225,879

Net cash provided by operating activities	6,724,899		6,724,899	13,224,246	400,941	13,625,187

Cash flows from investing activities

Cash paid for acquisition, net of cash acquired	(63,829,401)		(63,829,401)	(43,617,819)		(43,617,819)

Capital expenditures	(4,820,549)		(4,820,549)	(6,940,787)		(6,940,787)

Net cash used in investing activities	(68,649,950)		(68,649,950)	(50,558,606)		(50,558,606)

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 2  Restatement / Reclassification of Financial Statements (continued)

	CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
		Six Months Ended 8/28/2008			Six Months Ended 8/30/2007
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated

Cash flows from financing activities
Equity investment by shareholders	15,001,466		15,001,466

Borrowings on revolving line of credit	13,200,000	37,800,000	51,000,000	2,600,000	17,000,000	19,600,000
Payments on revolving line of credit		(37,800,000)	(37,800,000)		(17,000,000)	(17,000,000)

Payments of long-term debt	(380,000)		(380,000)

Debt issuance costs	(847,813)		(847,813)

Net proceeds form bond offering	36,900,000		36,900,000	20,000,000		20,000,000

Net cash provided by financing activities	63,873,653	—	63,873,653	22,600,000		22,600,000

Effect of foreign currency	(228,359)		(228,359)	809,065	(400,941)	408,124
Net increase (decrease) in cash and cash equivalents	1,720,243	—	1,720,243	(13,925,295)		(13,925,295)
Cash and cash equivalents at beginning of period	883,388	—	883,388	16,260,601		16,260,601

Cash and cash equivalents at end of period	$2,603,631	—	$2,603,631	$2,335,306		$2,335,306

Note 3 Inventories

Components of inventories are as follows:

	August 28, 2008	February 29, 2008

Finished goods	$24,836,058	$17,961,802
Raw materials	5,120,073	7,073,131
Packaging materials and supplies	12,529,168	9,082,592
	42,485,299	34,117,525
Inventory reserves	(221,264)	(121,086)
	$42,264,035	$33,996,439

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 4 Acquisition (continued)

On July 2, 2008, the Company, through two newly created, wholly-owned subsidiaries, Cellu Tissue – Hauppauge, LLC (“Cellu Hauppauge”) and Cellu Tissue – Thomaston,

LLC (“Cellu Thomaston”) consummated the acquisition of certain assets, and assumption of certain liabilities, from Atlantic Paper & Foil Corp. of N.Y., Atlantic Lakeside Properties, LLC, Atlantic Paper & Foil, LLC, Atlantic Paper & Foil of Georgia, LLC and Consumer Licensing Corporation (collectively, the “Sellers”) pursuant to a definitive asset purchase agreement (the “Purchase Agreement”) between Cellu Tissue and the Sellers.  The aggregate purchase price paid was $68,000,000, including a cash payment at closing of $61,700,000 and the issuance of a promissory note by Cellu Tissue to Atlantic Paper & Foil Corp. of N.Y. in the principal amount of $6,300,000 (the “Seller Note”), plus the assumption of certain liabilities.  The Company also incurred $2.1 million of transaction related costs.  The purchase price is subject to certain post-closing working capital adjustments.  The acquisition of assets and assumption of liabilities is referred to as the “APF Acquisition” and the acquired business is referred to as “APF”.  The Company financed the cash portion of the purchase price with cash on-hand, the borrowings described below (Note 5) and an equity contribution from the Parent, which was funded through the issuance of Cellu Parent stock to Weston Presidio and certain members of management.

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

The results of APF’s operations from the July 2, 2008 date of acquisition are primarily included in the Company’s tissue segment.  Part of the acquisition related to the foam business, which the Company will show as a separate segment (see Note 8).  Unaudited pro forma results of operations for the three and six months ended August 28, 2008 and August 30, 2007, as if the Company and APF had been combined as of March 1, 2007, are presented below.  The pro forma results include estimates and assumptions, which the Company’s management believes are reasonable.  However, the pro forma results do not include any cost savings or other effects of the planned integration of APF and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended August 28, 2008 (1)		Three Months Ended August 30, 2007 (1)
	Actual (Restated)	Pro Forma (Restated)	Actual (Restated)	Pro Forma (Restated)
	(in thousands)		(in thousands )
Net sales	$ 133,013	$ 145,065	$ 112,026	$ 132,158
Operating income	$ 5,742	$ 6,580	$ 6,159	$ 9,300
Net (loss) income	$ (247)	$ 136	$ 541	$ 3,198

(1) Pro forma operating results include the operating results for APF for the three months ended June 30, 2008 and 2007, as APF was previously a calendar year-end company.  The actual operating results include the operating results for APF for the period from the acquisition date (July 2, 2008) to August 28, 2008.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 4 Acquisition (continued)

	Six Months Ended August 28, 2008 (1)		Six Months Ended August 30, 2007 (1)
	Actual (Restated)	Pro Forma (Restated)	Actual (Restated)	Pro Forma (Restated)
	(in thousands )		(in thousands )
Net sales	$ 247,540	$ 279,915	$ 218,253	$ 255,816
Operating income	$ 12,277	$ 14,451	$ 9,329	$ 14,046
Net income (loss)	$ 745	$ 1,912	$ (601)	$ 3,219

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

	Six Months Ended August 30, 2007 (1)
	Actual (Restated)	Pro Forma (Restated)
	(in thousands)
Net sales	$218,253	$ 220,963
Operating income	$9,329	$9,915
Net (loss) income	$ (601)	$(40)

(1) Pro forma operating results include the operating results for CityForest for the six months ended August 30, 2007.       The actual operating results include the operating results for CityForest for the period from the acquisition date (March 21, 2007) to August 30, 2007.

Note 5 Long-Term Debt

Long-term debt consists of the following:

	August 28, 2008	February 29, 2008

9 3/4% senior secured notes due 2010	$222,255,572	$182,255,572
Less discount	(3,782,699)	(1,283,628)
	218,472,873	180,971,944
Industrial revenue bond payable, in semi-annual installments, plus variable interest, due March 1, 2028	17,495,000	17,875,000
Seller Note payable, quarterly interest payments only at 12% annum, with principal due July 2, 2011	6,300,000	-
	242,267,873	198,846,944
Less current portion of debt	760,000	760,000
	$241,507,873	$198,086,944

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

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 6 Debt and Note Issuance Costs (continued)

August 28, 2008

Debt issuance costs-credit agreement	$ 225,171
Note issuance costs	622,641
847,812
Accumulated amortization	(70,197)
$ 777,615

These costs, net of accumulated amortization, are included in other assets on the balance sheet as of August 28, 2008.

Note 7 Comprehensive (Loss) Income

The components of comprehensive (loss) income for the three months and six months ended August 28, 2008 and August 30, 2007 are as follows:

	Three Months Ended		Six Months Ended
	August 28, 2008 (Restated)	August 30, 2007 (Restated)	August 28, 2008 (Restated)	August 30, 2007 (Restated)
Net (loss) income	$ (247,083)	$541,149	$745,387	$(600,692)
Foreign currency translation adjustments	(2,013,492)	273,326	(2,162,086)	1,227,320
Comprehensive (loss) income	$ (2,260,575)	$814,475	$(1,416,699)	$626,628

Note 8 Business Segments

The Company operates in three business segments:  tissue, machine-glazed paper and foam.  The foam business segment was added in connection with the APF Acquisition (see Note 4).  The Company assesses the performance of its business segments using income from operations.  Income from operations excludes interest income, interest expense, other income (expense), income tax expense, amortization expense and the impact of foreign currency gains and losses.   A portion of corporate and shared expenses is allocated to each segment.  Segment information for the three months and six months ended August 28, 2008 and August 30, 2007 follows:

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 8 Business Segments (continued)

	Three Months Ended		Six Months Ended
	August 28, 2008 (Restated)	August 30, 2007 (Restated)	August 28, 2008 (Restated)	August 30, 2007 (Restated)
Net Sales
Tissue	$103,413,826	$85,611,186	$189,210,876	$165,396,041
Machine-glazed paper	28,718,124	26,414,823	57,448,635	52,856,917
Foam	880,906	-	880,906	-
Consolidated	$133,012,856	$112,026,009	$247,540,417	$218,252,958

Segment income from operations
Tissue	$6,112,624	$5,550,156	12,167,787	$9,290,404
Machine-glazed paper	253,267	608,645	732,660	38,306
Foam	178,657	-	178,657	-
Segment income from operations	6,544,548	6,158,801	13,079,104	9,382,710
Amortization expense	(802,435)	-	(802,435)	-
Consolidated income from operations	5,742,113	6,158,801	12,276,669	9,328,710
Interest expense, net	(6,061,057)	(5,102,666)	(11,040,745)	(10,121,760)

Net foreign currency transaction loss	(127,700)	(150,317)	(84,620)	(119,467)
Other (expense) income	(8,910)	40,261	(38,418)	82,500
Income before income tax expense	$(455,554)	$946,079	$1,112,886	$(830,017)

Capital Expenditures
Tissue	$1,779,412	$3,338,578	$3,808,941	$5,579,729
Machine-glazed paper	421,940	718,584	676,770	971,235
Foam	-	-	-	-
Corporate	144,306	237,279	334,838	389,823
Consolidated	$2,345,658	$4,294,441	$4,820,549	$6,940,787

Depreciation
Tissue	$4,335,471	$4,344,967	$8,651,625	$9,544,892
Machine-glazed paper	1,519,052	1,430,177	3,056,936	3,169,779
Foam	13,606	-	13,606	-
Consolidated	$5,868,129	$5,775,144	$11,722,167	$12,714,671

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 8 Business Segments (continued)

	August 28, 2008 (Restated)	February 29, 2008 (Restated)
Segment assets
Tissue	$ 399,412,446	$325,526,456
Machine-glazed paper	93,311,711	91,007,538
Foam	1,902,089	-
Corporate assets	5,119,047	6,682,685
Consolidated	$ 499,745,293	$423,216,679
Goodwill
Tissue	$ 34,015,328	$10,249,752
Machine-glazed paper	1,085,003	1,085,003
Consolidated	$ 35,100,331	$11,334,755

Note 9 Goodwill and Other Intangibles, Net

Goodwill, trademarks and other intangibles and related accumulated amortization as of August 28, 2008 and February 29, 2008 are as follows:

	August 28, 2008 (Restated)	February 29, 2008 (Restated)

Goodwill	$35,100,331	$ 11,334,755

Trademarks	$9,456,000	$ 9,400,000
Noncompete agreements	12,770,000	-
Customer lists	17,340,000	-
	39,566,000	9,400,000
Accumulated amortization	(802,435)	-
Other Intangibles, Net	$38,763,565	$9,400,000

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

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 10 Income Taxes (continued)

The effective income tax rate for the three months and six months ended August 28, 2008 was 45.8% (benefit) and 33.0%, respectively compared to 42.8% and 27.6% (benefit), respectively for the three months and six months ended August 30, 2007.   Included in the income tax expense for the three months and six months ended August 30, 2007 is approximately $90,000 related to additional Canadian income taxes paid upon completion of the Company’s fiscal year 2007 tax returns.

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

Note 11 Subsequent Events

On August 29, 2008, $15.0 million in contingent consideration in connection with the Agreement and Plan of Merger that the Parent consummated on June 12, 2006 with Cellu Parent , a corporation organized and controlled by Weston Presidio, and Cellu Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of Cellu Parent and a newly formed corporation indirectly controlled by Weston Presidio was paid out due to the achievement of certain financial targets for fiscal year 2008.   Of the $15 million, $1.3 million was issued in stock of Cellu Parent and $13.7 million was paid out in cash. The $13.7 million was funded by an equity investment of $6.7 million by Weston Presidio to Cellu Parent and $7.0 by Cellu Tissue, which was funded through borrowings on the Company’s revolving line of credit.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

OVERVIEW

Certain statements contained in this Quarterly Report on Form 10-Q/A may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and, as such, may involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” or comparable terminology.  Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, those set forth in Item 1. Business-Forward-Looking Statements and Item 1A.  Risk Factors in our Annual Report on Form 10-K/A for our fiscal year ended February 29, 2008.  These risks and uncertainties should be considered in evaluating any forward-looking statements contained herein.

The Company has restated its consolidated financial statements as of August 28, 2008 and February 29, 2008 and for the three and six month periods ended August 30, 2007.  This restatement corrects errors in (i) accounting for deferred income taxes in connection with purchase accounting applied in fiscal 2007, (ii) classification of borrowings and repayments on the revolving credit facility in the statement of cash flows, and certain other adjustments that were initially deemed to be not material by management, including (a)  classification of shipping and handling costs in accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10), (b) accounting for derivative instruments, (c) accounting for foreign exchange gains and losses in fiscal 2008 and 2007, and (d) certain other miscellaneous adjustments.  See Note 2 — Restatement of Financial Statements in the accompanying consolidated financial statements for further information.

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

Purchase price allocated to:
Current assets, primarily accounts receivable and inventories	$ 15,860,042
Property, plant and equipment	5,306,225
Goodwill	23,765,576
Noncompete agreements	12,770,000
Customer lists	17,340,000
Trademarks	56,000
Current liabilities	(4,968,441)
Total	$ 70,129,402

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

	Three Months Ended August 28, 2008 (1)		Three Months Ended August 30, 2007 (1)
	Actual (Restated)	Pro Forma (Restated)	Actual (Restated)	Pro Forma (Restated)
	(in thousands)		(in thousands)
Net sales	$133,013	$145,065	$112,026	$132,158
Operating income	$5,742	$6,580	$6,159	$9,300
Net (loss) income	$(247)	$136	$541	$3,198

(1) Pro forma operating results include the operating results for APF for the three months ended June 30, 2008 and 2007, as APF was previously a calendar year-end company.  The actual  operating results include the operating results for APF for the period from the acquisition date (July 2, 2008) to August 28, 2008.

	Six Months Ended August 28, 2008 (1)		Six Months Ended August 30, 2007 (1)
	Actual (Restated)	Pro Forma (Restated)	Actual (Restated)	Pro Forma (Restated)
	(in thousands)		(in thousands)
Net sales	$247,540	$279,915	$218,253	$255,816
Operating income	$12,277	$14,451	$9,329	$14,046
Net income (loss)	$745	$1,912	$(601)	$3,219

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

	Six Months Ended August 30, 2007 (1)
	Actual (Restated)	Pro Forma (Restated)
	(in thousands)
Net sales	$218,253	$220,963
Operating income	$9,329	$9,915
Net (loss) income	$(601)	$(40)

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

Results of Operations for the Three Months Ended August 28, 2008 (the Fiscal 2009 Three-Month Period) compared to the Three Months Ended August 30, 2007 (the Fiscal 2008 Three-Month Period) and the Six Months Ended August 28, 2008 (the Fiscal 2009 Six-Month Period) compared to the Six Months ended August 30, 2007 (the Fiscal 2008 Six-Month Period)

Net sales for the fiscal 2009 three-month period increased $21.0 million, or 18.7%, to $133.0 million from $112.0 million for the comparable period in the prior year. Net sales for the fiscal 2009 six-month period increased $29.2 million, or 13.4%, to $247.5 from $218.3 million for the comparable period in the prior year.  On a company-wide basis, tons sold increased for the fiscal 2009 three-month period and the fiscal 2009 six-month period compared to the comparable periods of fiscal 2008.  For the fiscal 2009 three-month period, we sold 87,036 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products, an increase of 6,887 tons, or 8.6%, compared to the fiscal 2008 three-month period.  For the fiscal 2008 six-month period, we sold 164,485 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products, an increase of 6,231 tons, or 3.9%, compared to the fiscal 2008 six-month period.   Of these increases, $14.5 million of net sales and 7,941 tons sold related to APF.  Net selling price per ton increased from $1,398 and $1,379 for the fiscal 2008 three-month and six-month periods to $1,518 and $1,500 for the fiscal 2009 three-month and six-month periods.

Net sales for our tissue segment for the fiscal 2009 three-month period were $103.4 million, an increase of $17.8 million, or 20.8%, from the comparable period in the prior year.  Net sales for our tissue segment for the fiscal 2009 six-month period were $189.2 million, an increase of $23.8 million, or 14.4%, from the comparable period in the prior year.  These increases are the result of the APF Acquisition, an increase in tonnage sold, primarily in our converting business, and an increase in net selling price per ton over the comparable periods in the prior year.

Net sales for our machine-glazed segment for the 2009 three-month period were $28.7 million, an increase of $2.3 million, or 8.7%, from the comparable period in the prior year.  Net sales for our machine-glazed segment for the 2009 six-month period were $57.4 million, an increase of $4.6 million, or 8.7%, from the comparable period in the prior year.   These increases are driven primarily by an increase in net selling price per ton over the comparable periods in the prior year.

Net sales for our foam segment for the 2009 three-month and six-month periods were $.9 million.  We started reporting with respect to the foam segment following the APF Acquisition.

Gross profit for the fiscal 2009 three-month period increased to $11.0 million from $10.9 million, an increase of $.1 million, or 1.2%, from the comparable period in the prior year.   As a percentage of net sales, gross profit decreased to 8.3% in the fiscal 2009 three-month period from 9.7% in the fiscal 2008 three-month period.  Gross profit for the fiscal 2009 six-month period increased to $22.8 million from $18.8 million, an increase of $4.0 million, or 21.5%, from the comparable period in the prior year.

As a percentage of net sales, gross profit increased to 9.2% in the fiscal 2009 six-month period from 8.6% in the fiscal 2008 six-month period.  The decrease in gross profit as a percentage of net sales in the fiscal 2009 three-month period is the result of increased fiber and energy costs over the comparable period in the prior year.  Furthermore, included in cost of goods sold for the fiscal 2009 three-month and six-month periods is approximately $.3 million of a charge reflecting purchase price allocated to inventory in connection with the APF acquisition.

Gross profit for our tissue segment for the fiscal 2009 three-month period was $9.5 million, an increase of $.6 million, or 7.2%, from the comparable period in the prior year.  Gross profit for our tissue segment for the fiscal 2009 six-month period was $19.6 million, an increase of $3.8 million, or 24.0%, from the comparable period in the prior year.

Gross profit for our machine-glazed segment for the fiscal 2009 three-month period was $1.3 million, a decrease of $.7 million, or 35.7%, from the comparable period in the prior year.  Gross profit for our machine-glazed segment for the fiscal 2009 six-month period was $3.0 million consistent with the comparable period in the prior year.

Gross profit for our foam segment for the fiscal 2009 three-month and six-month periods was $.2 million.

As a percentage of net sales, gross profit for the tissue segment decreased to 9.2% in the fiscal 2009 three-month period and increased to 10.4% in the fiscal 2009 six-month period from 10.4% in the fiscal 2008 three-month period and 9.5% in the fiscal 2008 six-

month period.  As a percentage of net sales, gross profit for the machine-glazed segment decreased to 4.4% in the fiscal 2009 three-month period and 5.3% in the fiscal 2009 six-month period from 7.5% in the fiscal 2008 three-month period and 5.6% in the fiscal 2008 six- month period.   As a percentage of net sales, gross profit for the foam segment for the three-month and six-month periods was 22.3%.

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

Foreign currency loss in the fiscal 2009 three-month period was a loss of $.1 million and in the fiscal 2009 six-month period was a loss of less than $.1 million compared to a loss of $.2 million and a loss of $.1 million, respectively, for the comparable periods in the prior year.  The fluctuations relate to the change in the Canadian currency period over period.

Income tax expense for the fiscal 2009 three-month period was an income tax benefit of $.2 million or an effective tax rate of 45.8% compared to income tax expense of $.4 million or an effective tax rate of 42.8% for the fiscal 2008 three-month period.  The income tax expense for the fiscal year 2009 six-month period was $.4 million or an effective tax rate of 33.0% compared to income tax benefit of $.2 million or an effective

tax rate of 27.6% for the fiscal year 2008 six-month period.   Included in the income tax expense for the fiscal 2008 three-month and six-month periods is approximately $90,000 related to additional Canadian income taxes paid upon completion of our fiscal year 2007 tax returns.  The effective tax expense for the 2008 three-month and six-month periods, without the effect of the additional Canadian income tax expense, was 33.3% and 38.5%, respectively.

Net income for the fiscal 2009 three-month period was a net loss of $.2 million, compared to net income of $.5 million for the comparable period in the prior year. Net income for the fiscal 2009 six-month period was a $.7 million compared to a net loss of $.6 million for the comparable period in the prior year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Net cash provided by operations was $6.7 million for the fiscal 2009 six-month period compared to $13.6 million for the fiscal 2008 six-month period.  Non-cash items, consisting of stock-based compensation, deferred income taxes, derivatives, accretion of debt discount, depreciation and amortization for the fiscal 2009 six-month period totaled $14.6 million compared to $12.4 million for the 2008 fiscal six-month period.    Cash flows used by changes in working capital totaled $8.7 million for the fiscal 2009 six-month period compared to cash flows provided by changes in working capital of $1.8 million in the fiscal 2008 six-month period.  With respect to the changes in accounts receivable and inventory, cash used by these items was $10.7 million for the fiscal 2009 six-month period compared to $3.1 million for the comparable period in the prior fiscal year.  This increase is reflective of a change in payment terms with a key customer, timing of customer payments and an increase in sales.  Cash used by changes in prepaid expenses and other current assets was $.4 million for the fiscal 2009 six-month period compared to $1.5 million for the comparable period in the prior fiscal year.  Cash provided by changes in accounts payable, accrued expenses and accrued interest for the fiscal 2009 six-month period was $2.4 million compared to $6.5 million for the comparable period in the prior year.

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

Net cash provided by financing activities for the fiscal 2009 six-month period was $63.8 million, primarily related to financing obtained in connection with the APF Acquisition.   Net cash provided by financing activities for the fiscal 2008 six-month period was $22.6 million related to financing obtained in connection with the City Forest Acquisition.

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

Property, plant and equipment, net as of August 28, 2008 decreased to $307.0 million from $310.5 million as of the end of fiscal year 2008.  Included in the $307.0 million of property, plant and equipment, net is $5.3 million related to APF.  Without the effect of the acquisition, property, plant and equipment decreased $8.8 million from the end of fiscal year 2008.  This decrease relates to depreciation expense for the period offset partially by capital expenditures for the period.

Goodwill as of August 28, 2008 increased to $35.1 million from $11.3 million as of the end of fiscal year 2008 due to the acquisition of APF.

Other intangibles, net as of August 28, 2008 increased to $38.8 million from $9.4 million as of the end of fiscal year 2008.  The additions to other intangibles relate to the acquisition of APF.

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

Accrued expenses as of August 28, 2008 increased to $22.7 million from $19.1 million as of the end of fiscal year 2008.  Included in the $22.7 million of accrued expenses is $2.6 million related to APF.  Without the effect of the acquisition, accrued expenses increased $1.0 million due to timing.

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

Level 1-	Inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2-	Inputs utilize data points that are observable such as quoted prices, interest rate and yield curves.

Level 3-	Inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

At the time of our quarterly filing of Form 10Q which was filed on October 10, 2008 our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 28, 2008. Subsequent to the restatement discussed in Note 2 - Restatement / Reclassification of Financial Statements in the consolidated financial statements, we have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures covered by this Quarterly Report on Form 10Q/A. The re-evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this re-evaluation, our management including our Chief Executive Officer and Chief Financial Officer have concluded that, in light of the material weakness in our internal control over financial reporting described below, as of August 28, 2008 our disclosure controls and procedures were not effective.

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

Material Weakness

The material weakness has a deficiency, or combination of deficiencies, in internal controls over a financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the  restatement of the Company’s financials statements as of February 29, 2008, we identified the following material weakness in our internal control over financial reporting, which continued to exist as of August 28, 2008:

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

Plan of Remediation for Identified Material Weakness

The material weakness has not been fully remediated. Accordingly, management has determined that these control deficiencies continue to constitute a material weakness at August 28, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended August 28, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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