Form 10-K
period 2009-02-28
Cellu Tissue Holdings, Inc.
filed 2009-05-08
CIK 1295976

Use these links to rapidly review the document

FORM 10-K ITEM 15(a) (1) and (2) CELLU TISSUE HOLDINGS, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-118829

Cellu Tissue Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1346495 (IRS Employer Identification No.)
1855 Lockeway Drive, Suite 501, Alpharetta, Georgia (Address of principal executive offices)	30004 (Zip Code)

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.). Yes ☐ No ☒ (Note: As a voluntary filer, not subject to the filing requirements, the registrant filed all reports under Section 13 or 15(d) of the Exchange Act during the preceding twelve months.)

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer"in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         There is no market for the Registrant's equity. The number of shares of issuer's Common Stock, $.01 par value, outstanding on April 24, 2009 was 100 shares.

         Documents incorporated by reference: None

PART I

ITEM 1.    BUSINESS

Our Company

        Cellu Tissue Holdings, Inc. ("we", "us" or "the Company") produces converted tissue products, tissue hard rolls and machine-glazed paper, and we believe we are one of the leaders in the value retail converted tissue product market. Our customers include leading consumer retailers and away-from-home distributors of tissue products, vertically integrated manufacturers and third-party converters serving the tissue and machine-glazed segments. We service a diverse group of high-quality customers. For the fiscal year 2009, we sold 332,555 tons of tissue, machine-glazed paper and foam products generating net sales of $519.0 million.

        We operate in three segments: tissue, machine-glazed paper and foam. The foam business segment was added in fiscal year 2009 in connection with the APF Acquisition (described in "Our history" below). We convert and market a variety of tissue products for retailers of branded and private label consumer tissue products and away-from-home tissue product companies. Most of the tissue products we convert are internally sourced from the tissue hard rolls that we manufacture to the specifications requested by our customers. The tissue hard rolls that we manufacture, but do not convert, are sold to third party-converters after being manufactured to their requested specifications for use in various end products, including diapers, bath and facial tissue, assorted paper towels and napkins. In addition to converted tissue products and tissue hard rolls, we also manufacture machine-glazed paper and polystyrene foam used in various end products, including food wraps and foam plates.

        We own and operate seven strategically-located manufacturing facilities with an aggregate annual production capacity of approximately 332,000 tons of tissue and machine-glazed paper hard rolls, consisting of approximately 247,000 tons of tissue hard roll production capacity and approximately 85,000 tons of machine-glazed paper hard roll production capacity. We operate tissue converting equipment at three strategically-located sites (located in Central Islip, New York; Neenah, Wisconsin; and Thomaston, Georgia) and machine-glazed paper converting equipment at our Menominee, Michigan site. We have annual converting production capacity of approximately 182,000 tons of tissue and 13,000 tons of machine-glazed paper. See Item 8. Financial Statements and Supplementary Data, specifically Footnote 12, Business Segments for additional information regarding our segments.

Our Products

        Tissue    Our tissue segment consists of two product lines: (1) consumer and away-from-home converted tissue products and (2) hard roll tissue. For the fiscal year 2009, our tissue segment sold 250,073 tons of tissue, generating net sales of $400.6 million, or approximately 77.2% of our net sales, and 83.8% of our gross margin.

        Consumer and away-from-home converted tissue.    We convert consumer and away-from-home tissue products at our Neenah, Wisconsin; Central Islip, New York; and Thomaston, Georgia facilities. Our converted tissue products include a variety of private label consumer and away-from-home bath and facial tissue, napkins and folded and rolled towels. We manufacture our converted tissue products according to our customers' specifications for weight, softness, size, color, prints, embossing patterns, grade, fold, package configuration and price. We offer and ship a full line of converted facial tissue, napkins, towel and bath products for the consumer and away-from-home markets with a broad range of quality levels that meet our customers' specifications. We sell our converted tissue products through various retailers and away-from-home distributors that serve the consumer and away-from-home markets. We entered the consumer and away-from-home converted tissue products market following our August 2002 acquisition of a previously idle manufacturing and converting facility in Neenah, Wisconsin. We began manufacturing at our Neenah, Wisconsin facility in August 2002 and began producing our full line of converted tissue products in March 2003. We have significantly increased sales of products out of our Neenah, Wisconsin facility since its acquisition to an excess of $140 million in fiscal year 2009. In July 2008, we completed the APF Acquisition (see below), adding its strategic geographic converting operations and increasing our capacity to convert tissue hard rolls into finished cases for sale to private label consumer retailers.

        Hard roll tissue.    We produce hard roll tissue at all of our facilities, except our Menominee, Michigan; Central Islip, New York; and Thomaston, Georgia facilities. In March 2007, we acquired CityForest Corporation and increased our capacity to sell tissue hard rolls to third-party converters that resize and convert the rolls, as well as our capacity to source hard rolls internally for our converting business. Our hard roll tissue is sold as facial and bath tissue, special medical tissue, industrial wipers, napkin and paper towel stock and absorbent cover stock. We manufacture our hard roll tissue with a variety of pulps and recycled fibers and produce hard roll tissue to our customers' specifications by controlling brightness, absorbency, bulk, strength, porosity and color. We produce our absorbent cover stock in a variety of weights and widths for sale to consumer products companies or third-party converters. Our customers then print, cut and process our absorbent cover stock hard rolls to be used in the manufacture of a variety of disposable absorbent products in the personal and health care markets, such as diapers, adult incontinence and feminine care products, surgical waddings and other medical and sanitary disposable products. We also sell our absorbent cover stock to manufacturers of absorbent bed pads, disposable infant bibs and disposable absorbent personal products.

        Machine-glazed paper    We produce machine-glazed paper hard rolls at our Menominee, Michigan; Wiggins, Mississippi; and St. Catharines, Ontario facilities in a variety of weights, widths and surface characteristics. Machine-glazed paper is tissue paper with a glazed coating and, in some cases, other moisture and grease-resistant coatings. We sell our machine-glazed paper hard rolls to third-party converters that manufacture fast food and commercial food wrap, as well as niche market products such as gum wrappers, coffee filters, cigarette pack liner paper, wax paper and butter wraps. We use the balance of our machine-glazed paper hard rolls at our Menominee, Michigan facility to produce converted wax paper products, including wet and dry wax paper, sandwich bags and microwavable wax paper. The majority of our converted wax paper products manufactured at our Menominee, Michigan facility is sold as branded products to a single customer. For the fiscal year 2009, our machine-glazed paper segment sold 82,482 tons of machine-glazed paper hard rolls and converted wax paper products, generating net sales of $114.4 million, or approximately 22.0% of our net sales, and 15.2% of our gross margin.

        Foam    Foam is a business segment that we entered into as a result of the acquisition of the assets of the Thomaston, Georgia facility from APF. We manufacture polystyrene foam for conversion into foam plates using polystyrene pellets that are heated with natural gas to form a sheet of polystyrene foam. We then convert the sheets into foam plates of various sizes by stamping the sheet with a plate mold. We have the capability of using different molds to manufacture different products, including foam trays and bowls. We sell our products primarily to a single value retail customer, which also purchases a variety of converted tissue products from us. From the date of acquisition through fiscal year-end 2009, our foam unit generated net sales of $4.0 million, or approximately 0.8% of our net sales and 1.0% of our gross margin.

Our History

        We were incorporated in Delaware in 1984. At the time of our incorporation, we acquired the assets of our East Harttford, Connecticut facility and in 1995 we purchased our Wiggins, Mississippi facility. Throughout 1998, we acquired the assets of each of our Menominee, Michigan; Gouverneur, New York; and St. Caatharines, Ontario facilities and in 2002, we purchased our Neenah, Wisconsin facility. In March 2007, we acquired our Ladysmith, Wisconsin facility.

Weston Presidio V, L.P

        On June 12, 2006, Cellu Paper Holdings, Inc., our parent, entered into an Agreement and Plan of Merger with Cellu Parent Corporation ("Cellu Parent"), a corporation organized and controlled by Weston Presidio V, L.P. and Cellu Acquisition Corporation, a newly formed wholly-owned subsidiary of Cellu Parent, or ("Merger Sub"). Pursuant to the agreement, on June 12, 2006, Merger Sub was merged with and into our parent, with our parent surviving and becoming a wholly-owned subsidiary of Cellu Parent (the "Merger"). As a result of the Merger, we are controlled by Weston Presidio V, L.P.

APF Acquisition

        In July 2008, we acquired our Central Islip, New York and Thomaston, Georgia facilities in connection with our acquisition of certain assets and assumption of certain liabilities (the "APF Acquisition"), from Atlantic Paper & Foil Corp. of N.Y., Atlantic Lakeside Properties, LLC, Atlantic Paper & Foil, LLC, Atlantic Paper & Foil of Georgia, LLC and Consumer Licensing Corporation (collectively, "APF").

Our Strengths

        Some of our key business strengths are as follows:

        Significant footprint in the Northeast, Southeast, South and Central United States.    The geographic location of our facilities enables us to be a provider in the consumer and away-from-home private label converted tissue paper markets in the Northeast, Southeast, South and Central United States, which serve approximately 76% of the United States population. Our Neenah, Wisconsin; Thomaston, Georgia; and Central Islip, New York converting lines have approximately 182,000 tons of annual converting capacity. The APF Acquisition, described under "Our history" above, has allowed us to reach new distribution channels and expand our geographic footprint in the South, Southeast and Northeast.

        Low-cost manufacturing operations.    Our strategic manufacturing facility locations and flexible production capacity, producing branded-quality products combined with our relatively low overhead costs, contribute to our competitive position in the marketplace. In addition, we have established ongoing cost-saving investments and productivity improvement initiatives, including contracting for approximately 50% of our fiber requirements to ensure discounts; rebalancing tissue production to fully utilize capabilities at our Neenah, Wisconsin; Wiggins, Mississippi; and Gouverneur, New York facilities; using a third-party gasification steam project at our Wiggins, Mississippi facility to reduce natural gas consumption; and installing a heat and power system at our East Hartford, Connecticut facility.

        Diversified and high-quality customer base.    We sell to a highly diversified customer base, thereby reducing our dependence on any single customer, with no customer representing more than 10% of our net sales for fiscal year 2009. Our customers include leading consumer retailers and away-from-home distributors of tissue products, vertically integrated manufacturers and third-party converters serving the tissue and machine-glazed segments. Our customer base has become increasingly diversified with our 10 largest customers accounting for approximately 46.3% of gross sales for fiscal year 2009, down from 51.3% of gross sales for fiscal year 2008. Following the APF Acquisition, we have further expanded our sales of private label products into the retail and value retail chains.

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

        Steven D. Ziessler, our chief operating officer since 2005, has over 25 years of industry experience and prior to joining the company was president of Kimberly-Clark Europe Ltd.'s away-from-home business. David J. Morris, our chief financial officer has spent 27 years in the paper and wood products business, including 15 years at Georgia-Pacific Corporation and seven years at Kimberly-Clark Corporation.

Our Strategy

        Our overall strategy is to transition the Company from a hard roll and specialty paper manufacturer to a private label tissue converting finished product manufacturer of choice, while focusing on customer satisfaction through our "customer delight" program. We intend to implement this strategy through our key initiatives set forth below:

        Expand our sales of converted tissue to both consumer product retailers and value retailers.    As a result of the APF Acquisition, we have substantially increased our sales of private label converted tissue products to both the retail and value retail chains. Since the APF Acquisition, our number one customer has been a value retail chain. We intend to focus much of our future growth in the private label converted tissue product market, which we estimate is a $3.2 billion market in North America and in which we believe there are opportunities to increase our market share. By tons, 20% of our total production is sold in the private label market including both retail and value retail customers.

        Continue to grow our converting capacity.    Our Neenah, Wisconsin facility produces our full line of consumer and away-from-home converted tissue products. As part of our growth strategy, we acquired the strategically located Central Islip, New York and Thomaston, Georgia converting equipment in the APF Acquisition. We believe that we can continue to increase the utilization of the converting capacity at our three tissue converting facilities, and we are continuing to add additional retail-focused converting equipment. Approximately one third of our recent capital spending has been and is expected to continue to be spent on additional converting capacity.

        Continue our enhanced fiber and energy cost management initiatives.    We have developed and implemented a pulp cost management strategy that has been effective in reducing our pulp costs. Our supply agreements with various pulp suppliers enable us to purchase a majority of our anticipated total pulp requirements for a given year at prices below published list prices and allow us to shift a portion of our pulp purchases to the spot market to take advantage of more favorable spot market prices. We believe these supply agreements provide us with significant protection against the risk of fluctuating pulp costs and offer a substantial savings from purchasing pulp on the spot market during periods of tight supply. Furthermore, approximately 50% of our sales are to hard roll customers with pulp price pass-through contracts, which track a published pulp benchmark price index and have various triggers and timing clauses that set forth the price customers pay for our products, as well as purchase agreements that allow us to adjust prices quarterly based on changes in certain market conditions. We also continue to capitalize on opportunities to establish greater fiber cost stability throughout our plants. Additionally, we have a targeted strategy in place designed to yield greater energy cost control, which includes using gas strips or hedges to minimize price volatility, deploying capital to reduce consumption and implementing alternative energy sources.

        Continue to reduce manufacturing costs.    We continually seek out opportunities to contain and reduce our costs more effectively. As part of our cost management strategy, we benchmark our machines and manufacturing operations against those of leading paper manufacturers. Our benchmarking is applied by business sector and by type of machine on a monthly and year-to-date basis. We review metrics such as total machine efficiency, fiber loss and waste percentage, tons produced per machine per person per year, fixed and variable costs per ton produced and total energy per ton produced. We use our benchmarking analyses to help us allocate our strategic capital and non-capital investments in order to reduce our manufacturing costs most effectively. In addition, our cost management strategy focuses on reducing variable costs through increased operating efficiencies and reduced energy consumption, allowing us to better manage our costs and lessen the impact of fiber price cyclicality.

        Continue to develop our "customer delight" program.    Customers are at the heart of any business, and we continually strive to establish, maintain and improve our relationships with our customers by providing outstanding service, quality and value, which has allowed us to develop and maintain long-term relationships with our customers. We focus on delivering to our customers what they want, when they want it, on time and complete. Our manufacturing, sales, logistics and customer service processes are all focused on providing our customers with a high level of service. As a result, our customer retention for those customers we choose to do business with is more than 90%.

Manufacturing

        We currently operate three converting facilities at our Central Islip, New York; Neenah, Wisconsin; and Thomaston, Georgia facilities. The tissue converting process involves loading hard roll tissue onto converting machines which unwind, perforate, emboss and print on the tissue. The converting machines then roll or fold the processed tissue into converted tissue products, such as bath or facial tissue, napkins or paper towels to the specification ordered by our customers. Similarly, our converting operations at our Menominee, Michigan facility are designed to convert our machine-glazed paper hard rolls into converted wax paper products.

        We currently own and operate six manufacturing facilities located in the United States and one manufacturing facility located in St. Catharines, Ontario, Canada. We lease and operate two additional manufacturing facilities in the United States. We produce hard roll tissue at our East Hartford, Connecticut; Wiggins, Mississippi; Gouverneur, New York; St. Catharines, Ontario; Neenah, Wisconsin and Ladysmith, Wisconsin facilities for sale to consumer products companies and third-party converters and for use in the production of converted tissue products at our Neenah, Wisconsin facility. We produce machine-glazed paper at our Menominee, Michigan; Wiggins, Mississippi; and St. Catharines, Ontario facilities in a variety of specialty hard rolls. We also produce converted wax paper products at our Menominee, Michigan facility.

        Our hard roll tissue manufacturing process begins with wood pulp or recycled fiber. These raw materials typically are pulped in large blenders or pulpers and moved through networks of pipes and pumps to a tissue machine where sheets of tissue paper are formed according to customer or grade specifications. The tissue paper is then drawn through the machine and formed on wires as it travels through various press rolls. Once the sheets are formed, they are transferred to a dryer section of the machine that dries the tissue. Following the drying process, the tissue paper is removed from the drying cylinders and wound into hard roll tissue. Hard roll tissue is either used internally for our converting operations at our Neenah, Wisconsin facility or sold to consumer products companies and third-party converters. We undergo a similar process at each of our Menominee, Michigan; Wiggins, Mississippi; and St. Catharines, Ontario facilities in our machine-glazed paper operations, which are designed to produce machine-glazed paper hard rolls. Also, at our Ladysmith, Wisconsin facility, we process the majority of fiber used in our products received in the form of bales of recycled paper (mostly office paper). The de-inking process removes contaminants such as ink, staples, paper clips, plastic and paper coatings. Non-chlorine whiteners are used to brighten the fiber and strip colors. The end product is clean, bright fiber pulp.

        Our foam business was acquired as part of the APF Acquisition. We manufacture polystyrene foam for conversion into foam plates using polystyrene pellets that are heated with natural gas to form a sheet of polystyrene foam. We then convert the sheets into foam plates of various sizes by stamping the sheet with a plate mold. We have the capability of using different molds to manufacture different products, including foam trays and bowls. Our production is primarily sold to a single retail customer, who also purchases a variety of converted tissue products from us.

        The following table illustrates the annual hard roll production capacity at each of our manufacturing facilities based on current utilization and the type of products produced at each such facility:

	Total hard roll capacity (tons per year)	Hard roll tissue	Hard roll machine-glazed paper	Tissue converting	Machine-glazed paper converting	Foam
East Hartford, Connecticut	29,000	X
Thomaston, Georgia	—			X		X
Menominee, Michigan	32,000		X		X
Wiggins, Mississippi	54,000	X	X
Gouverneur, New York	32,000	X
Central Islip, New York	—			X
St. Catharines, Ontario	45,000	X	X
Neenah, Wisconsin	85,000	X		X
Ladysmith, Wisconsin	55,000	X

East Hartford, Connecticut facility

        Our East Hartford, Connecticut facility is a 59,000 square foot facility consisting of two paper machines, each of which produces dry creped tissue that is used by consumer products companies and third-party converters in the manufacture of disposable baby diapers, adult incontinence products, surgical waddings and disposable bibs. The tissue paper is produced with 100% virgin pulp to insure absolute cleanliness. For fiscal year 2009, both machines in the aggregate produced approximately 28,000 tons of hard roll tissue with an annual production capacity of 29,000 tons. In addition, our East Hartford, Connecticut facility has the capacity to produce base sheets for facial and bath tissue, napkins and paper towel products.

Thomaston, Georgia facility

        Our Thomaston, Georgia facility is a 426,000 square foot facility, with the capacity to expand further. Its production capacity includes the manufacture of bath tissue, towels, facial tissue, napkins and foam plates. We produce all of our foam at this facility. We acquired this facility as part of the APF Acquisition.

Menominee, Michigan facility

        Our Menominee, Michigan facility is a 397,000 square foot complex located along Lake Michigan's Bay of Green Bay in the City of Menominee. The facility consists of a paper machine for the manufacture of machine-glazed paper hard rolls and 20 converting line operations for both wet and dry wax papers. This facility is a producer of machine-glazed paper hard rolls which are used by third-party converters to make food packaging, wrapping, laminating and moisture-resistant paper products. A portion of the machine-glazed paper hard rolls produced at the Menominee, Michigan facility is converted through our converting equipment into converted wax paper products, including wet and dry wax paper, sandwich bags and microwavable wax paper. The majority of our converted wax paper products manufactured at the Menominee, Michigan facility is sold as branded products to the facility's largest customer. For fiscal year 2009, the facility produced approximately 32,000 tons of machine-

glazed paper hard rolls and converted paper products, with an annual production capacity of 32,000 tons.

Wiggins, Mississippi facility

        Our Wiggins, Mississippi facility complex consists of a 163,200 square foot manufacturing and warehousing facility in addition to a 6,800 square foot office. The facility is close to major interstate highways and a railroad, with a rail spur that runs directly to the facility. In addition, the facility is strategically located near the Wiggins, Mississippi gulf coast and three major seaports, including the Port of Gulfport, through which we ship our exports. Our Wiggins, Mississippi facility is centrally located between Atlanta and Dallas, allowing for optimal service to many of our key customers.

        Our manufacturing facility at the Wiggins, Mississippi location consists of two paper machines. One machine produces machine-glazed paper hard rolls for food packaging, wrapping, laminating and moisture-resistant and grease-resistant paper products. The second machine produces dry creped paper that is used in the diaper and hygiene products market. In addition, it produces tissue, napkin and towel roll stock. For fiscal year 2009, the machines in the aggregate produced approximately 52,500 tons of hard roll tissue with an annual production capacity of 54,000 tons.

Gouverneur, New York facility

        Our Gouverneur, New York facility consists of a 242,000 square foot manufacturing complex and an 86,000 square foot warehouse. The manufacturing facility consists of two light dry creped paper machines, each of which produces a variety of specialty tissue products, such as personal hygiene grades, medical and surgical drapes, face mask wadding, filtration grades and tissues used in the personal care markets. In addition, the facility produces flexographic printed (a lower-cost, lower resolution graphic) colored napkins for the party goods industry and premium facial tissue. The facility is in close proximity to major interstate highways and a railroad, with a rail spur that runs directly to the facility. For fiscal year 2009, the facility produced in the aggregate approximately 32,000 tons of hard roll tissue with an annual production capacity of 32,000 tons.

Central Islip, New York facility

        Our Central Islip, New York facility is a 180,000 square foot complex. Its production capacity includes the conversion of bath tissue, towels, facial tissue and napkins. We acquired this facility as part of the APF Acquisition.

St. Catharines, Ontario facility

        Our St. Catharines, Ontario facility is a 256,000 square foot complex currently consisting of two types of actively used machines: through-air dried and machine-finished. Both of these types of machines have color capability.

        Our through-air dried machine produces highly absorbent bulky sheets in basis weights from nine to 25 pounds used in the manufacture of folded and rolled towels, facial and bath tissue, napkins and absorbent tissues. Our machine-finished machine produces wax paper base stock and wet creped tissue used in the manufacture of coffee filters and washroom towel base papers. All of the products manufactured at our St. Catharines, Ontario facility are produced in jumbo rolls and either converted into finished product at one of our three converting sites or sold to North American converters for further processing. For fiscal year 2009, the facility produced in the aggregate approximately 44,500 tons of hard roll tissue and machine-glazed paper hard rolls with an annual production capacity of 45,000 tons.

Neenah, Wisconsin facility

        Our Neenah, Wisconsin facility is a 1.2 million square foot facility. We acquired this facility in August 2002 and added converting capacity to the facility subsequent to its acquisition. The facility currently consists of five light dry creped paper machines with up to 85,000 tons of annual hard roll tissue production capacity and 14 converting lines with approximately 90,000 tons of annual converting capacity. A complete distribution center with fully automated unitizing and wrapping capabilities is located adjacent to the facility. This facility produces converted tissue products such as facial and bath tissue, napkins and paper towels, as well as unconverted hard roll tissue, and enables us to offer our customers flexibility in the price, grade, softness, package configuration and size of our products. For example, our products can be manufactured completely with virgin pulp (for premium products) or recycled fiber (for value products) or any combination thereof. Our machines have color and multi-ply capacity. For fiscal year 2009, the facility produced approximately 83,000 tons of hard roll tissue and converted tissue products in the aggregate.

Ladysmith, Wisconsin facility

        Our Ladysmith, Wisconsin facility is a 259,000 square foot facility. We acquired this facility in March 2007 in the CityForest Acquisition. At this facility, we manufacture tissue hard rolls for third-party converters that resize and convert the rolls into napkins, towels, bath tissue, specialty medical tissue, industrial wipers and facial tissue. The majority of our sales from this facility are either converted into finished product at one of our three converting sites or sold to third-party converters serving the away-from-home market, the consumer market, as well as state and federal government agencies and the medical industry. We do not currently convert rolls into finished products at this facility. Our manufacturing process includes a de-inking facility, two light dry crepe paper machines with a combined annual capacity of 55,000 tons used to manufacture tissue hard rolls and water and wastewater treatment capabilities. The facility processes over 98% of the fiber used in its product. This pulp can be used to make 100% recycled tissue or can be combined with other fiber, such as virgin pulp, at the paper machine. The ability to combine fibers of different types allows the facility to precisely match the specific requirements for a customer's existing or new products. For fiscal year 2009, the facility produced in the aggregate approximately 53,000 tons of hard roll tissue.

Raw material and energy sources and supply

        The primary raw material used in our various facilities is wood pulp (both virgin pulp and recycled fiber). Other costs include natural gas, electricity, fuel oil and, in our Menominee, Michigan facility, coal. We have developed and implemented a pulp cost management strategy that has been highly effective in controlling our pulp costs. Our supply agreements with various pulp suppliers enable us to purchase a majority of our anticipated total pulp requirements for a given year at prices below published list prices. These agreements further allow us to shift a portion of our pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall. We believe these supply agreements provide us with significant protection against the risk of fluctuating pulp costs and offer a substantial savings from purchasing pulp on the spot market during periods of tight supply. In addition, our Ladysmith, Wisconsin facility processes over 98% of the fiber used in its product. We satisfy all of our energy requirements through purchases of natural gas (other than for our Menominee, Michigan facility) and electricity from local utility companies. At our Menominee, Michigan facility, our power boilers generate most of our energy requirements through the use of coal, with the balance being supplied through the purchase of natural gas by contract.

Sales and customer support

Tissue

        Hard roll tissue.    Our hard roll sales group markets and sells our tissue hard rolls and specialty products to consumer and away-from-home product companies and third-party converters.

        Consumer and away-from-home converted tissue.    Our converted products sales group markets and sells our converted tissue products to a variety of retail and away-from-home customers, directly to retailers or to distributors, which in turn sell to end-users.

Machine-glazed paper

        Our machine-glazed sales group markets and sells our machine-glazed paper in a variety of specialty hard rolls from each of our Menominee, Michigan; Wiggins, Mississippi; and St. Catharines, Ontario facilities. In addition, at our Menominee, Michigan facility, our machine-glazed sales group markets and sells converted wax paper products. The products manufactured in our machine-glazed paper segment are sold to third-party converters, consumer products companies and, in certain instances, directly to distributors.

Foam

        The same members of our consumer and away-from-home tissue sales group are also responsible for polystyrene foam sales.

Distribution

        We sell and distribute our machine-glazed paper and tissue hard rolls to our customers' manufacturing sites primarily in North America. Our away-from-home converted cases are sold through major North American distributors. Our retail converted products are sold directly to North American retailers or through other large manufacturers. All of our products are either shipped from our seven strategically located manufacturing sites east of the Mississippi via third party common carriers according to contracted freight agreements or are picked up by the customer at the producing mill.

Competition

        The hard roll tissue market and consumer and away-from-home converted tissue products market are highly competitive and are led by a number of large, international companies, such as Kimberly-Clark, Georgia Pacific, SCA and Proctor and Gamble, as well as smaller, regional companies, such as Cascades, Irving, Stefco, Orchids, Royal and Potlatch Corporation. Among the value retailers, there is a growing trend towards branded quality private label converted products. Our primary focus since 2005 has been on delivering branded quality private label converted products to this fast growing value retail market. We believe these retailers, which are primarily based east of the Mississippi, see us as consistently delivering branded quality converted products due to our vertical integration and the geographic locations of our converting facilities. We also compete in the machine-glazed paper market. Our primary competitors in the machine-glazed paper market are medium-sized North American-based independent organizations, such as Burrows Paper Corporation, Thilmany Papers and Domtar Inc.

        We manufacture a limited line of polystyrene foam products primarily for a single customer that purchases the foam products as well as converted tissue products. Our primary competitors in this business are small to medium-sized North American-based independent organizations that have the ability to convert both tissue and foam, such as Genpak, Dalco and Pactiv.

        In all areas, we believe that we compete on the basis of product quality, price and service. See "Item 1A. Risk Factors—We face many competitors, several of which have better financial and other resources and our customers may choose their products instead of ours".

Major customers

        Our customer base is comprised of leading tissue consumer product companies, tissue and machine-glazed paper converters, manufacturers of private label products and distributors of tissue products. Two of our top 10 customers are Fortune 150 companies. Our 10 largest customers represented 54.9% of sales for fiscal year 2007, 51.3% of sales for fiscal year 2008 and 46.3% of sales for fiscal year 2009. Our largest single customer, represented 13.4% of sales in fiscal year 2008. No customer accounted for more than 10% of our sales in fiscal year 2009 or fiscal year 2007.

        We have specific agreements with some, but not all, of our customers that allow us to pass through cost increases to them. See "Management's Discussion and Analysis of Business Condition and Results of Operations—Business drivers and measures."

Employees and labor relations

        As of February 28, 2009, we employed 1,160 active full-time employees, consisting of 972 hourly employees and 188 salaried employees. We have collective bargaining agreements with the United Steelworkers of America, referred to as USW, covering approximately 551 of our hourly employees in our Menominee, Michigan; Wiggins, Mississippi; Gouverneur, New York; and Neenah, Wisconsin facilities, collectively. In addition, we have a collective bargaining agreement with Independent Paperworkers of Canada covering approximately 81 employees in our St. Catharines, Ontario facility. Our collective bargaining agreements expire between October 2009 and June 2013. We are currently preparing for collective bargaining negotiations at our Menominee, Michigan and Gouverneur, New York facilities, where we have stable labor relations.

        Our facilities have active health and safety programs in place. We have not experienced any work stoppages or significant labor disputes, and we consider relations with our employees to be satisfactory. All of our facilities are situated in areas where adequate labor pools exist.

Intellectual property

        We are the owner of certain trademarks relating to our products. We are not aware of any existing infringing uses that could materially affect our business. We believe that our trademarks are valuable to our operations in our tissue and machine-glazed paper segments and are important to our overall business strategy.

        We own the trademark Waxtex™ which is used in connection with our machine-glazed paper products brand produced at our Menominee, Michigan facility. We also own the trademark Magic Soft™ used in association with the converted facial and bath tissue, paper towel and napkin products manufactured at our Neenah, Wisconsin facility and the trademarks acquired as part of the APF Acquisition and used in association with the converted facial and bath tissue, paper towel and napkin products manufactured at our Central Islip, New York and Thomaston, Georgia facilities, as well as the trademarks Interlake™ and Interlake Paper™.

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

Other governmental regulation

        We are regulated by the U.S. Food and Drug Administration because we manufacture paper products used in the food service industry. We are also regulated by the U.S. Occupational Safety and Health Administration. We believe that our manufacturing facilities are in compliance, in all material respects, with these laws and regulations.

        We are committed to ensuring that safe operating practices are established, implemented and maintained throughout our organization. In addition, we have instituted active health and safety programs throughout our company.

Forward-looking statements

        This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as "believe," "anticipate," "expect," "estimate," "intend," "project," "plan," "will" or words or phrases of similar meaning. Forward-looking statements are subject to many uncertainties and other variable circumstances, including those discussed in this Annual Report under the heading "Item 1A. Risk Factors," many of which are outside of our control, that could cause our actual results and experience to differ materially from those we thought would occur. Other risks besides those listed in "Item 1A. Risk Factors" can adversely affect us. New risk factors can emerge from time to time. It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in the forward-looking statements. Given these risks and uncertainties, we urge you to read this Annual Report completely and with the understanding that actual future results may be materially different from what we plan or expect. We will not update these forward-looking statements even if our situation changes in the future.

        The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those anticipated or predicted. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under the Notes.

  •
  the fluctuating demand of the paper industry;

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
  loss of key management;

  •
  assessment of market and industry conditions;

  •
  general economic conditions and their effects on our business;

  •
  our ability to service our debt obligations and fund our working capital requirements; and

  •
  our ability to establish and maintain effective control over financial reporting

Item 1A.    Risk Factors

Fluctuating demand in the tissue and specialty paper industry could have a material adverse effect on our business, financial condition and operating results.

        The market for tissue and specialty paper products is sensitive to changes in general business conditions, industry capacity, consumer preferences and other factors. Our business exhibits some of this sensitivity particularly in the away-from-home tissue market. Demand is influenced by fluctuations in inventory levels held by customers and consumer preferences. Supply depends primarily on industry capacity and capacity utilization rates. In periods of economic weakness, reduced spending by consumers and businesses results in decreased demand, potentially causing downward price pressure. In particular, the away-from-home market has experienced a recent decline because of the slow down in the travel and restaurant industries and an increase in lay-offs as a result of the current economic downturn. Industry participants may also, at times, add new capacity or increase capacity utilization rates, potentially causing supply to exceed demand and exerting downward price pressure. We have no control over these factors, and they can heavily influence our financial performance.

Our operating results depend upon our wood pulp costs. An increase in wood pulp costs could have a material adverse effect on our business, financial condition and operating results.

        Pulp is the principal raw material used in the manufacture of our specialty paper and tissue products. It is purchased in highly competitive, price sensitive markets. We buy a significant amount of pulp and other raw materials either through supply agreements or on the spot market. For fiscal year 2009, we purchased approximately 307,000 metric tons of pulp and recycled fiber at a cost of $189.9 million compared to 315,000 metric tons in fiscal year 2008 at a cost of $182.1 million. When pulp prices increase, we can generally pass most increases in the cost of pulp through to our customers, price increases may not be passed to customers for three months or more after such increases in pulp prices occur. When pulp prices decline, we generally pass most decreases in the cost of pulp through to our tissue and machine-glazed hard roll customers. For example, net sales in our machine-glazed segment decreased 8.0% in the fourth quarter of fiscal year 2009 because of a decrease in tonnage sold and a decrease in net selling price per ton. Price decreases may not be passed to customers for three months or more after such decreases in pulp occur. In some cases, the lag may be longer or we may not be able to pass through such cost increases at all. In addition, many of our arrangements with away-from-home hard roll customers do not have price escalators relating to wood pulp prices, and consequently, in some instances, we are unable to pass along an increase in pulp costs to these customers.

        We have agreements with various pulp vendors to purchase various amounts of pulp over the next two years. These commitments require purchases of pulp up to approximately 153,000 metric tons per year at pulp prices below published list prices and allow us to shift a portion of our pulp purchases to the spot market to take advantage of spot market prices when such prices fall. We believe that our current commitment under these arrangements or their equivalent approximates 50% of our current budgeted pulp needs. If upon expiration of these agreements, or upon failure of our suppliers to fulfill their obligations under these agreements, we are unable to obtain wood pulp on terms as favorable as those contained therein, our cost of goods sold may increase and results of operations will be impaired. As a result, our ability to satisfy customer demands and to manufacture products in a cost-effective manner may be materially adversely affected.

        In addition, the costs and availability of wood pulp have at times fluctuated greatly because of weather, economic global buying behaviors or general industry conditions. From time to time, timber harvesting may be limited by natural events, such as fire, insect infestation, disease, ice storms, excessive rainfall and wind storms or by harvesting restrictions. Production levels within the forest products industry are also affected by such factors as currency fluctuations, duties and finished lumber prices. These factors may increase the price we have to pay to our existing or any new suppliers. In the presence of oversupply in the markets we serve, selling prices of our finished products may not increase in response to raw material price increases. If we are unable to pass any raw material price increases through to our customers, our business financial condition and operating results may be materially adversely affected.

Our energy costs may be higher than we anticipated, which could have a material adverse effect on our business, financial condition and operating results.

        We use energy, mainly natural gas, electricity and fuel oil, to operate machinery and to generate steam, which we use in our production process. In the past, energy prices, particularly for natural gas and fuel oil, have increased, with a corresponding effect on our production costs. Although energy prices have been decreasing recently, such costs may increase again in the future. We spent approximately $56.3 million in fiscal year 2009 on electricity, natural gas, oil and coal, compared to approximately $50.7 million in fiscal year 2008. If our energy costs are greater than anticipated, our business, financial condition and operating results may be materially adversely affected.

Unforeseen or recurring operational problems and maintenance outages at any of our facilities may cause significant lost production, which could have a material adverse effect on our business, financial condition and operating results.

        Our manufacturing process could be affected by operational problems that could impair our production capability. Each of our facilities contains complex and sophisticated machines that are used in our manufacturing process. Disruptions or shutdowns at any of our facilities could be caused by:

  •
  maintenance outages to conduct maintenance operations that cannot be performed safely during operations;

  •
  prolonged power failures or reductions, including the effect of lightning strikes on our electrical supply;

  •
  breakdowns, failures or substandard performance of any of our pulping machines, paper machines, recovery boilers, converting machines, de-inking facility or other equipment;

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

        As of February 28, 2009, approximately 54% of our active full-time employees were represented by either the United Steelworkers of America or the Independent Paper Workers of Canada through various collective bargaining agreements. The collective bargaining agreements for our facilities expire between October 2009 and June 2013. It is likely that our workers will seek an increase in wages and benefits at the expiration of each of those contracts. Any significant work stoppage in the future or any significant increase in labor costs could have a material adverse effect on our business, financial condition and operating results.

We are dependent upon continued demand from our large customers. If we lost order volumes from any of our largest customers, our business, financial condition and operating results could be materially and adversely affected.

        Our largest customers account for a significant portion of our sales. Our ten largest customers represented 54.9% of our sales for fiscal year 2007, 51.3% of our sales for fiscal year 2008 and 46.3% of our sales for the fiscal year 2009. Our largest single customer represented 13.4% of our sales in fiscal year 2008 and less than 10% of our sales in fiscal year 2009. Some of our large customers (including four of our ten largest customers) have the capability of producing the products that they currently buy from us. The loss or significant reduction of orders from any of our largest customers could have a material adverse effect on our business, financial condition and operating results.

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

        Certain of our operations also require environmental permits or other approvals from governmental authorities, and certain of these permits and approvals are subject to expiration, denial, revocation or modification under various circumstances. Failure to obtain or comply with these permits and approvals, or with other environmental requirements, may subject us to civil or criminal enforcement proceedings that could lead to substantial fines and penalties being imposed against us, orders requiring us to take certain actions or temporary or permanent shutdown of our affected operations. Such enforcement proceedings could also have a material adverse effect on our business, financial condition and operating results.

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

        We are also subject to various federal, state, local and foreign requirements concerning safety and health conditions at our manufacturing facilities. We may also be subject to material financial penalties or liabilities for noncompliance with those safety and health requirements, as well as potential business disruption, if any of our facilities or a portion of any facility is required to be temporarily closed as a result of any noncompliance with those requirements. Such financial penalties, liabilities or business disruptions could have a material adverse effect on our business, financial condition and operating results.

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

We may not realize the expected benefits from future acquisitions, which could have a material adverse effect on our business, financial condition and operating results.

        We have completed several acquisitions in recent years and may seek additional acquisition opportunities in the future. There can be no assurance that we will successfully be able to identify suitable acquisition candidates, complete and finance acquisitions or integrate acquired operations into our existing operations. Acquired operations may not achieve levels of revenues, profitability or productivity comparable with those of our existing operations, or otherwise perform as expected, which could have a material adverse effect on our business, financial condition and operating results.

We face many competitors, several of which have greater financial and other resources and our customers may choose their products instead of ours.

        We face competition in each of our markets from companies that produce the same type of products that we produce or that produce alternative products that customers may use instead of our products. We currently compete in the tissue, converted paper and specialty paper markets. Some of our competitors may be able to produce certain of our products at lower cost than us. Additionally, several of our competitors are large, vertically integrated companies that are more strongly capitalized than us or have more financial resources than us. Any of the foregoing factors may enable our competitors to better withstand periods of declining demand and adverse operating conditions. In addition, changes within the paper industry, including the consolidation of our competitors and consolidation of companies in the distribution channels for our products, have occurred and may continue to occur and may have a material adverse effect on our business, financial condition and operating results.

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

        Our competitors may build new machines or may activate idle machines, which would add more capacity to the tissue, specialty paper and converted paper and tissue product markets. Increased production capacity in any of these markets could cause an oversupply resulting in lower market prices for our products and increased competition, either of which could have a material adverse effect on our business, financial condition and operating results.

We may lose business to competitors who underbid us, and we may be otherwise unable to compete favorably under declining market conditions.

        Demand for tissue, converted paper and tissue products and specialty paper products tends to be more price-sensitive during declining market conditions than during normal market conditions. When market conditions decline, our competitors are more likely to try to underbid our prices in markets where we enjoy a leading position to target some of our market share in those markets. This competitive behavior could drive market prices down and hinder our ability to pass on increases in raw material costs to our customers. Because of the fixed-cost nature of our business, our overall profitability is sensitive to minor shifts in the balance between supply and demand. Competitors having lower operating costs than we do will have a competitive advantage over us with respect to products that are particularly price-sensitive.

The loss of our key managers could materially and adversely affect our business, financial condition and operating results.

        Our future success depends, in significant part, upon the continued services of our management personnel. Our chief executive officer, Russell C. Taylor, has over 25 years experience in the paper and paper products industry. Our senior executives have an average of over 20 years experience in the paper and paper products industry. The market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise. Therefore, the loss of services of one or more of our key senior managers could materially and adversely affect our business, financial condition and operating results.

Exposure to interest rate changes and other types of capital market volatility could increase our financing costs.

        We require both short-term and long-term financing to fund our operations, including capital expenditures. We are exposed to changes in interest rates with respect to our working capital facility and any new debt offerings. Changes in the capital markets, our credit rating or prevailing interest rates can increase or decrease the cost or availability of financing which may have an adverse effect on our financial condition and operating results. In addition, because some of our operations and sales are in international markets, we could be adversely affected by unfavorable fluctuations in foreign currency exchange rates.

Changes in the political or economic conditions in the United States, Canada and, to a lesser extent, other countries in which our products are sold, could materially and adversely affect our business, financial condition and operating results.

        We sell our products in the United States, Canada, Mexico and South America. The economic and political climate of each of these regions has a significant impact on costs, prices and demand for our products in these areas. Changes in regional economies or political stability (including acts of war or terrorism) and changes in trade restrictions or laws (including tax laws and regulations, increased tariffs or other trade barriers) can affect the cost of manufacturing and distributing our products and the price and sales volume of our products, which could materially and adversely affect our business, financial condition and operating results.

We may develop unexpected legal contingencies, which may have a material adverse effect on our business, financial condition and operating results.

        We are, from time to time, party to various routine legal proceedings arising out of our business. These proceedings primarily involve commercial claims, personal injury claims and workers' compensation claims. We are also a defendant in a lawsuit in which the plaintiffs are seeking $250 million in damages in connection with our purchase of American Tissue Co's Neenah, Wisconsin plant in 2002 as described under "Item 3. Legal Proceedings." We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. In the event of unexpected future developments, it is possible that the ultimate resolutions of such matters, if unfavorable, could have a material adverse effect on our business, financial condition and operating results.

We are controlled by Weston Presidio V, L.P. whose interests may not always be aligned with ours.

        As our controlling owner, Weston Presidio V, L.P. is able to elect a majority of our board of directors, select our management team, determine our corporate and management policies and make decisions relating to fundamental corporate actions. In addition, subject to applicable law, Weston Presidio V, L.P. will be able to control actions to be taken by us, including amendments to our organizational documents and approval of significant corporate transactions, including mergers.

        Additionally, Weston Presidio V, L.P. is in the business of making investments in companies and it, or its affiliates, may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Weston Presidio V, L.P. or its affiliates may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as Weston Presidio V, L.P. continues to own, or hold proxies with respect to, a significant amount of our common stock, even if such amount is less than 50%, Weston Presidio V, L.P. will continue to be able to strongly influence or effectively control our decisions.

We may not be able to generate sufficient cash flows to meet our debt service obligations.

        Our ability to make scheduled payments on, or to refinance our obligations with respect to, our indebtedness, including the $162,000,000 aggregate principal amount of our 9 3/4% senior secured notes due 2010 that we issued in March 2004, referred to as the Original Notes, the approximately $20 million aggregate principal amount of our 9 3/4% senior secured notes in conjunction with the CityForest purchase due 2010 that we issued in March 2007, referred to as the Additional Notes, the approximately $40 million aggregate principal amount of our 9 3/4% senior secured notes in conjunction with the APF Acquisition due 2010 that we issued in July 2008, referred to as the Second Additional Notes (and together with the Original Notes and the Additional Notes, referred to herein as the Notes), or to fund our other liquidity needs will depend on our financial and operational performance which in turn will be affected by general economic conditions and by financial, competitive, regulatory and other factors beyond our control. If we are unable to generate sufficient cash flow to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of sales and the amount of proceeds that may be realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, would materially and adversely affect our financial condition and results of operations and our ability to satisfy our obligations under the Notes.

Our significant debt obligations could limit our flexibility in managing our business and expose us to certain risks.

        We are highly leveraged. As of February 28, 2009, we had $243.1 million of indebtedness outstanding, which includes the Notes and $17.1 million of industrial revenue bonds assumed in connection with the acquisition of CityForest. In addition, we are permitted under our working capital facility and the indenture governing the Notes to incur additional debt, subject to certain limitations. Furthermore, at February 28, 2009, we had $18.5 million outstanding under our working capital facility. Our high degree of leverage may have important consequences to investors, including the following:

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

If we fail to establish and maintain effective internal control over financial reporting, we may have material misstatements in our financial statements and we may not be able to report our financial results in a timely and reliable manner.

        Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management in our Form 10-K on internal control over financial reporting, including management's assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, we may be unable to provide financial information in a timely and reliable manner. We had a material weakness in our internal control related to the application of GAAP as it relates to complex purchase accounting issues and accounting for derivatives. Such material weakness was remediated as of February 28, 2009. Any such difficulties or failure may have a material adverse effect on our business, financial condition and operating results.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Properties

        We own and operate seven facilities located in East Hartford, Connecticut; Menominee, Michigan; Wiggins, Mississippi; Gouverneur, New York; St. Catharines, Ontario, Canada; Neenah, Wisconsin; and Ladysmith, Wisconsin. In addition, we lease facilities in Thomaston, Georgia and Central Islip, New York, as well as our corporate headquarters in Alpharetta, Georgia.

        The following table lists each of our facilities and its location, use, approximate square footage and status:

Facility	Use	Approximate square footage	Owned or leased
East Hartford, Connecticut facility	Tissue manufacturing	59,000	Owned
Alpharetta, Georgia administrative offices	Corporate Headquarters and Administrative offices	9,000	Leased
Thomaston, Georgia facility	Tissue converting and foam manufacturing	426,000	Leased
Menominee, Michigan facility	Machine-glazed paper manufacturing and converting	397,000	Owned
Wiggins, Mississippi facility	Tissue and machine-glazed paper manufacturing	170,000	Owned
Gouverneur, New York facility	Tissue manufacturing, warehousing	328,000	Owned
Central Islip, New York facility	Tissue converting	180,000	Leased
St. Catharines, Ontario facility	Tissue and machine-glazed paper manufacturing	256,000	Owned
Neenah, Wisconsin facility	Tissue manufacturing, converting and distribution center	1,200,000	Owned
Ladysmith, Wisconsin facility	Tissue manufacturing, de-inking facility	259,000	Owned

ITEM 3.    LEGAL PROCEEDINGS

Gabayzadeh Litigation

        We are a defendant in a suit filed August 11, 2008 in the United States District Court for the Eastern District of New York by Mahin Gabayzadeh, as trustee for and on behalf of The Diane Gabayzadeh Trust, The Deborah Gabayzadeh Trust and The John Gabayzadeh U.T.M.A. Trust (the "Gabayzadeh Litigation"). The other defendants in the lawsuit are Russell C. Taylor, our chief executive officer; Steven C. Catalfamo; Kimberly-Clark Corporation; and Charterhouse Group, Inc. The complaint alleges that we "fraudulently" acquired American Tissue Co.'s Neenah, Wisconsin plant for $5.85 million, which plaintiffs allege is approximately $125 million below the then-current appraised liquidation value. The other defendants are alleged to have participated in the fraud. Plaintiffs seek $250 million in damages and allege joint and several liability. On December 17, 2008, we filed with the court a motion to dismiss the complaint with prejudice on several grounds. The plaintiff filed a brief in response to the motion to dismiss on February 23, 2009. The defendants' joint reply brief was filed on March 12, 2009. We believe that the Gabayzadeh Litigation is without merit.

        We are, from time to time, party to various routine legal proceedings arising out of our business. These proceedings primarily involve commercial claims, personal injury claims and workers' compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any currently existing proceedings, other than the Gabazyadeh Litigation, even if determined adversely, would not have a material adverse effect on our business, financial condition and operating results.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Not applicable.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following table contains our selected consolidated financial data for fiscal year 2009 (post-merger), for fiscal year 2008 (post-merger), for the period from March 1, 2006 to June 12, 2006 (pre-merger), for the period from June 13, 2006 to February 28, 2007 (post-merger) and for the fiscal year ended February 28, 2006, or fiscal year 2006 (pre-merger) and for the fiscal year ended February 28, 2005, or fiscal year 2005 (pre-merger). Our selected consolidated results of operations and other data for fiscal year 2009 (post-merger), fiscal year 2008 (post-merger), for the period from March 1, 2006 to June 12, 2006 (pre-merger) and for the period from June 13, 2006 to February 28, 2007 (post-merger), and our selected consolidated balance sheet data at February 28, 2009 (post-merger) and February 29, 2008 (post-merger) have been derived from audited consolidated financial statements included elsewhere in this Annual Report. Our selected consolidated results of operations and other data for fiscal year 2006 (pre-merger) and fiscal year 2005 (pre-merger) and our selected consolidated balance sheet data at February 28, 2007 (post-merger), February 28, 2006 (pre-merger) and February 28, 2005 (pre-merger) have been derived from audited consolidated financial statements not included in this Annual Report. You should read the information set forth below in conjunction with our "Management's Discussion and Analysis of Financial Condition and

Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Annual Report.

(Dollars in thousands)	Fiscal Year Ended Feb. 28, 2005	Fiscal Year Ended Feb. 28, 2006	For the Period March 1, 2006- June 12, 2006	For the Period June 13, 2006- February 28, 2007	Fiscal Year Ended February 29, 2008	Fiscal Year Ended February 28, 2009
	(Pre-Merger)			(Post-Merger)
Statement of operations data:
Net sales:
Tissue segment	$233,710	$237,998	$68,715	$174,074	$333,342	$400,640
Machine-glazed paper segment	106,023	99,365	28,029	73,388	109,739	114,376
Foam segment	—	—	—	—	—	4,006

Total net sales	339,733	337,363	96,744	247,412	443,081	519,022
Cost of goods sold	298,891	309,641	88,556	234,897	401,352	464,118

Gross profit	40,842	27,722	8,188	12,515	41,729	54,904
Income (loss) from operations	21,955	11,433	(3,330)	611	19,630	30,163
Net income (loss)	$3,096	$(2,569)	$(6,439)	$(6,660)	$3,702	$6,560
Other financial data:
Net cash provided by (used in) operating activities	$32,235	$8,600	$(6,384)	$9,785	$19,796	$24,060
Net cash (used in) provided by investing activities	(7,416)	(13,050)	(1,938)	(7,677)	(64,141)	(80,557)
Net cash (used in) provided by financing activities	1,437	(282)	(290)	—	29,193	55,244
Depreciation and amortization	16,264	16,277	4,633	16,759	24,146	26,529
Capital expenditures	11,419	13,050	1,938	7,677	20,477	16,402
EBITDA(1)	35,387	26,077	895	17,605	43,996	57,235
Balance sheet data:
Cash and cash equivalents	$26,959	$22,824	N/A	$16,261	$883	$361
Total assets	210,843	210,232	N/A	345,343	423,217	484,047
Total debt	161,060	161,080	N/A	160,356	208,647	261,653
Stockholders' equity (deficit)	(7,586)	(6,906)	N/A	38,752	46,085	67,737

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

        Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using EBITDA only supplementally. See the consolidated statements of cash flow included in our financial statements included elsewhere in this Annual Report. The following is a reconciliation of EBITDA to net income (loss) and net cash provided by (used in) operating activities:

(Dollars in thousands)	Feb. 28, 2005	Feb. 28, 2006	March 1, 2006- June 12, 2006	June 13, 2006- February 28, 2007	Feb. 29, 2008	Feb. 28, 2009
	(Pre-Merger)			(Post-Merger)
EBITDA	$35,387	$26,077	$895	$17,605	$43,996	$57,235
(Add) subtract:
Interest expense	17,507	17,367	5,001	11,685	20,057	24,757
Benefit from income taxes	(74)	(3,575)	(1,894)	(4,179)	(3,909)	(611)
Depreciation	14,858	14,854	4,227	16,759	24,146	26,529

Net income (loss)	$3,096	$(2,569)	$(6,439)	$(6,660)	$3,702	$6,560
Add (subtract):
Depreciation and amortization	16,264	16,277	4,633	16,759	24,146	26,529
Write-off of debt issuance costs and prepayment penalties	2,895	—	—	—	—	—
Stock-based compensation	922	82	924	497	808	940
Provision for deferred income taxes	1,431	(2,955)	(396)	(6,891)	(6,964)	(2,233)
Other non-cash charges	(2,074)	290	85	1,712	456	2,384
Net changes in working capital	9,701	(2,525)	(5,191)	4,368	(2,352)	(10,120)

Net cash provided by (used in) operating activities	$32,235	$8,600	$(6,384)	$9,785	$19,796	$24,060

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

Overview

        We produce converted tissue products, tissue hard rolls and machine-glazed paper, and we believe we are one of the leaders in the value retail converted tissue product market. Our customers include leading consumer retailers and away-from-home distributors of tissue products, vertically integrated manufacturers and third-party converters serving the tissue and machine-glazed segments, consumer and away-from-home tissue product companies. Most of the tissue products we convert are internally sourced from the tissue hard rolls that we manufacture to the specifications requested by our customers. The tissue hard rolls that we manufacture, but do not convert, are marketed to customers for use in various end products, including diapers, bath and facial tissue, assorted paper towels and napkins. In addition to converted tissue products and tissue hard rolls, we also manufacture machine-glazed paper and polystyrene foam used in various end products, including food wraps and foam plates.

        We own and operate six facilities in the United States, located in East Hartford, Connecticut; Menominee, Michigan; Wiggins, Mississippi; Gouverneur, New York; Neenah, Wisconsin; and Ladysmith, Wisconsin and one facility located in St. Catharines, Ontario, Canada. We also lease and operate facilities in Central Islip, New York and Thomaston, Georgia.

        Our fiscal year ends on the last day of February. We refer to our fiscal year ended February 28, 2009, as "fiscal year 2009", to our fiscal year ended February 29, 2008, as "fiscal year 2008" and to our fiscal year ended February 28, 2007 as "fiscal year 2007".

Our Segments

        We operate in three segments: tissue, machine-glazed paper and foam. In our tissue segment, we derive our revenues from the sale of:

  •
  converted tissue products, including a variety of private label consumer and away-from-home bath and facial tissue, napkins and folded and rolled towels; and

  •
  tissue hard rolls sold as facial and bath tissue, special medical tissue, industrial wipers, napkin and paper towel stock, as well as absorbent cover stock.

        We derive our revenues in our machine-glazed paper segment from the sale of:

  •
  machine-glazed paper hard rolls to third-party converters that manufacture fast food and commercial food wrap, as well as niche market products such as gum wrappers, coffee filters, paper used to line packs of cigarettes, wax paper and butter wraps; and

  •
  converted wax paper products, including wet and dry wax paper, sandwich bags and wax paper.

        We derive our revenues in our foam segment, which was added in fiscal year 2009 with the APF Acquisition, primarily from the sale of foam plates as a private branded product to a single customer.

        For fiscal year 2009, our tissue segment generated net sales of $400.6 million or approximately 77.2% of our net sales, our machine-glazed segment generated net sales of $114.4 million, or approximately 22.0% of our net sales and our foam segment generated net sales of $4.0 million, or approximately .8% of our net sales. For fiscal year 2008, our tissue segment generated net sales of $333.4 million or approximately 75.2% of our net sales, and our machine-glazed paper segment generated net sales of $109.7 million or approximately 24.8% of our net sales. For fiscal year 2007, our tissue segment generated $242.8 million, or approximately 70.5% of our net sales and our machine-glazed paper segment generated $101.4 million, or approximately 29.5% of our net sales.

        We entered the consumer and away-from-home converted tissue products market following our August 2002 acquisition of our Neenah, Wisconsin manufacturing and converting facility. Over the last seven years, our Neenah, Wisconsin facility has added approximately 85,000 tons of annual hard roll tissue production capacity and 14 converting lines with approximately 90,000 tons of annual converting production capacity. Sales of our converted tissue products in the consumer and away-from-home converted tissue products market generate significantly greater revenue per ton than sales of hard roll tissue. Our Neenah, Wisconsin facility produces our full line of consumer and away-from-home converted tissue products. In July 2008, we completed the APF Acquisition (described below) adding the strategic geographic converting operations and increasing our capacity to convert tissue hard rolls into finished cases for sale to private label consumer retailers.

Acquisition by Weston Presidio V, L.P.

        On June 12, 2006, our parent entered into a merger agreement with Cellu Parent, a corporation organized and controlled by Weston Presidio V, L.P. and Cellu Acquisition Corporation, a newly formed wholly owned subsidiary of Cellu Parent. Pursuant to the agreement, Cellu Acquisition Corporation was merged with and into our parent, with our parent surviving and becoming a wholly owned subsidiary of Cellu Parent. As a result, we have been controlled by Weston Presidio V, L.P. since June 12, 2006.

        The Merger consideration included $35.0 million of contingent earn-out consideration based upon the achievement of certain financial targets. We have the option to settle contingent consideration due to certain members of management in preferred stock of Cellu Parent in lieu of cash if the recipients are no longer employed by us at the time of payout. If these individuals are not employed at the time of the payout, it is at our discretion if the individual receives cash or preferred stock. If we are unable to make any portion of the earned contingent payments, then Weston Presidio V, L.P. has agreed to provide the necessary funds to former holders of our parent's capital stock, options and warrants through an equity investment in our parent or otherwise. In accordance with SFAS 141, the $35.0 million has been recognized as a liability at the date of the Merger. For fiscal year 2007, no payment was required. For fiscal year 2008, a $15.0 million payment was required and made in fiscal year 2009. Of the remaining $20.0 million, $15.0 million is expected to be paid in fiscal year 2010 and $5.0 million is expected to be paid in fiscal year 2011.

        The following discussion of our fiscal year 2007 combines our operating results for the period March 1, 2006 to June 12, 2006 (pre-merger) and June 16, 2006 to February 28, 2007 (post-merger).

APF Acquisition

        On July 2, 2008, the Company consummated the APF Acquisition. The aggregate purchase price paid was $68.0 million, including a cash payment at closing of $61.7 million and the issuance of a promissory note by Cellu Tissue to Atlantic Paper & Foil Corp. of N.Y. in the principal amount of $6.3 million (the "Seller Note"), plus the assumption of certain liabilities. The Company also incurred $2.5 million of transaction related costs. The purchase price, which was subject to post-closing working capital adjustments, was adjusted downward by approximately $63,000 by the working capital adjustment settlement that was finalized in the third quarter of fiscal year 2009.

        The results of operations of the APF entities from the July 2, 2008 date of acquisition are primarily included in the Company's tissue segment. Part of the acquisition related to the foam business, which the Company will show as a separate segment. Unaudited pro forma results of operations for the fiscal year ended February 28, 2009 and February 29, 2008, as if the Company and APF had been combined at the beginning of the periods presented, are presented in the notes to the consolidated financial statements (see Note 3).

CityForest Acquisition

        On March 21, 2007, we acquired CityForest Corporation, which is now our wholly owned subsidiary. The results of CityForest's operations from the date of acquisition, March 21, 2007, are included in our tissue segment.

Business drivers and measures

        Our business is driven by several factors affecting our revenue, costs and results of operations. In managing our business, we closely monitor these factors.

Revenue factors

  •
  Price and volume dynamics.    Our business is highly dependent on the timing and magnitude of price increases in our industry, the sensitivity of those prices to subsequent changes in our costs and the volumes we are able to sell to our customers. Because we manufacture consumer products or products that are converted into consumer products and sold in a competitive market, a small increase in price can have a significant effect on our revenues, and any inability to increase prices can require a disproportionate increase in volumes to achieve the same revenues. We manage these dynamics differently depending on the type of product.

    Value retail and retail converted tissue products.    Our value retail and retail customers generally award contracts for delivery of products to specified distribution centers annually with committed volumes and prices. These contracts can generally be terminated by our customers but typically provide that they will continue to take deliveries for a specified period following termination. Although prices are fixed in the contracts, if major increases in cost occur in the industry, we generally have the ability to negotiate increases in price with these customers, so long as we remain market competitive.

    Away-from-home converted tissue products.    Approximately three-fourths of our away- from-home business is subject to contracts with a duration of six months to one year. We sell the remainder of our away-from-home products on the spot market, which we believe increases our flexibility in reacting to cost increases.

    Tissue hard rolls.    We generally sell our unconverted tissue hard rolls under contracts with six-month to three-year terms and price escalators and de-escalators designed to pass through the majority of increases in pulp and energy costs to our customers. We have recently experienced downward price pressures in this sector due to decreases in pulp prices and general market conditions.

    Given our product mix, approximately one-half of our hard roll business is protected by pulp price escalators or specific customer agreements that allow us to pass through cost increases to our customers. Under these provisions, a price escalation generally becomes effective within a period of one month to three months.

  •
  Product mix.    Our product mix is also an essential driver of our revenues and margins. Converted products generate our highest gross margins, followed by tissue hard rolls and machine-glazed paper, respectively. While we expect to continue to be active in all three of these sectors, the higher margins in the converted tissue business have influenced our strategic decision to expand our production of private label products for value retail and retail customers.

Cost factors

  •
  Pulp.    The primary component of cost of goods sold for each of our segments is pulp, which represented approximately 46%, 45% and 43% of our cost of goods sold in fiscal year 2009, fiscal year 2008 and fiscal year 2007, respectively. We have supply agreements with various pulp suppliers over the next two to three years. We believe under these agreements or their equivalents, we will purchase approximately 50% of our total annual pulp requirements. The balance of our pulp requirements are purchased on the open market. These supply agreements permit us to purchase pulp at prices that are discounted from published list prices and allow us to shift a portion of our pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall. In addition, our Ladysmith, Wisconsin facility processes over 98% of the fiber used in its product, which provides us with a lower cost alternative to purchasing fiber from a third-party suppliers.

  •
  Energy.    Energy costs are also a significant cost of our business, representing approximately 12% for fiscal year 2009, and 13% for each of fiscal year 2008 and fiscal year 2007. We satisfy all of our energy requirements through purchases of natural gas (other than for our Menominee, Michigan facility) and electricity from local utility companies. At our Menominee, Michigan facility, our power boilers generate most of our energy requirements through the use of coal, with the balance being supplied through the purchase of natural gas by contract. In recent years, we have increasingly managed our energy costs by entering into forward swap contracts for natural gas. We have also developed other initiatives to reduce our energy costs, including (1) a third-party gasification steam project at our Wiggins, Mississippi plant to replace a portion of our natural gas consumption with steam, (2) a cogeneration project at our East Hartford, Connecticut facility to reduce electrical consumption which generates an annual benefit of $2.0 million and (3) a third-party gasification steam project at our Neenah, Wisconsin facility to replace a portion of our natural gas consumption with steam.

  •
  Manufacturing overhead.    Manufacturing overhead represented approximately 18%, 17% and 19% for fiscal year 2009, fiscal year 2008 and fiscal year 2007, respectively. These are comprised of mill salary overhead, maintenance labor and materials and other facility costs.

  •
  Labor.    Wages and benefits made up approximately 9% for fiscal year 2009 and 10% for each of fiscal year 2008 and fiscal year 2007. We have collective bargaining agreements with the United Steelworkers of America in each of our Menominee, Michigan; Wiggins, Mississippi; Gouverneur, New York; and Neenah Wisconsin facilities covering 551 of our hourly employees. In addition, we have a collective bargaining agreement with Independent Paper Workers of Canada covering 81 hourly employees in our St. Catharines, Ontario facility. Our agreements expire between October 2009 and June 2013. We are currently preparing for collective bargaining negotiations at our Menominee, Michigan and Gouverneur, New York facilities. Historically, we have not experienced any significant labor disputes or work stoppages.

  •
  Other materials.    Our costs for other materials, including chemicals, wax, dye and packaging, represented approximately 10%, 9% and 10%, for fiscal year 2009, fiscal year 2008 and fiscal year 2007, respectively.

  •
  Depreciation.    Depreciation represented approximately 5%, 6% and 6%, for fiscal year 2009, fiscal year 2008 and fiscal year 2007, respectively.

Other factors

  •
  Effect of APF Acquisition on our production processes.    The APF Acquisition has significantly increased the capacity of our converted tissue business and expanded our footprint, particularly in the Northeast, South and Southeast. The equipment of the APF entities is comparable to that at the facilities we already owned and is currently operating below full capacity, representing an opportunity for growth and production flexibility. We expect that an important aspect of managing our business in the near future will be the flexible and efficient allocation of production among all our facilities and the optimization of production at the APF facilities.

Results of operations

        We compare fiscal year 2009 to fiscal year 2008 (post-merger) and the combined periods from March 1, 2006 to June 12, 2006 (pre-merger) and from June 13, 2006 to February 28, 2007 (post- merger) for purposes of management's discussion and analysis of the results of operations. Any references below to fiscal year 2007 refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

        Accounting principles generally accepted in the United States of America, or GAAP, do not allow for such combination of pre-merger and post-merger financial results. We believe the combined results provide the most meaningful way to comment on our results of operations for fiscal year 2007 compared to fiscal year 2008 because discussion of any partial period comparisons would not be meaningful. The combined information is the result of merely adding the pre-merger and post-merger columns and does not include any pro forma assumptions or adjustments.

        The following table sets forth certain sales and operating data for our business segments for the periods indicated:

	For the Period		Combined	Fiscal Year Ended	Fiscal Year Ended
(Dollars in millions)	March 1, 2006- June 12, 2006	June 13, 2006- February 28, 2007	Feb. 28, 2007	Feb. 29, 2008	Feb, 28, 2009
	(Pre-Merger)
Net sales:
Tissue segment	$68.7	$174.1	$242.8	$333.4	$400.6
Machine-glazed paper segment	28.0	73.3	101.4	109.7	114.4
Foam segment	—	—	—	—	4.0

Total	$96.7	$247.4	$344.2	$443.1	$519.0

Gross profit:
Tissue segment	$6.4	$9.8	$16.2	$35.0	$46.0
Machine-glazed paper segment	1.8	2.7	4.5	6.7	8.4
Foam segment	—	—	—	—	.5

Total	$8.2	$12.5	$20.7	$41.7	$54.9

Percentage of net sales:
Tissue segment	71.0%	70.4%	70.5%	75.2%	77.2%
Machine-glazed paper segment	29.0%	29.6%	29.5%	24.8%	22.0%
Foam segment	—	—	—	—	.8%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Gross margin:
Tissue segment	9.3%	5.6%	6.7%	10.5%	11.5%
Machine-glazed paper segment	6.4%	3.7%	4.5%	6.1%	7.4%
Foam segment	—	—	—	—	13.0%

Total	8.5%	5.1%	6.0%	9.4%	10.5%

Shipments (tons):
Tissue segment	50,406	124,012	174,418	235,395	250,073
Machine-glazed paper segment	23,108	57,231	80,339	81,685	82,482

Total	73,514	181,243	254,757	317,080	332,555

Fiscal year ended February 28, 2009 (fiscal year 2009) compared to fiscal year ended February 29, 2008 (fiscal year 2008)

        Net sales for fiscal year 2009 increased $75.9 million, or 17.1%, to $519.0 million from $443.1 million for fiscal year 2008. On a consolidated basis, tons sold increased for fiscal year 2009 compared to fiscal year 2008. For fiscal year 2009, we sold 332,555 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products, an increase of 15,475, or 4.9%, compared to fiscal year 2008. The net selling price per ton increased from $1,397 for fiscal year 2008 to $1,549 for fiscal year 2009.

  •
  Tissue:  net sales for our tissue segment for fiscal year 2009 increased $67.2 million, or 20.2%, to $400.6 million from $333.4 for fiscal year 2008. The majority of this increase was the result of the APF Acquisition; sales were also favorably impacted by improvements in price and mix. Net selling price per ton increased from $1,416 for fiscal year 2008 to $1,602 for fiscal year 2009. This increase was primarily the result of improvements in product mix derived both from the APF Acquisition and organic growth in converted sales, and to a lesser extent, increase in prices. For fiscal year 2009, we sold 250,073 tons of tissue, compared to 235,395 tons sold in fiscal year 2008.

  •
  Machine-glazed paper:  net sales for our machine-glazed segment for fiscal year 2009 increased $4.7 million, or 4.2%, to $114.4 million from $109.7 million for fiscal year 2008. This increase is primarily as a result of increases in prices. Net selling price per ton increased from $1,343 for fiscal year 2008 to $1,387 for fiscal year 2009. For fiscal year 2009, we sold 82,482 tons of machine-glazed products, compared to 81,685 tons sold in fiscal year 2008.

  •
  Foam:  net sales for our foam segment for fiscal year 2009 from the date of acquisition (July 2, 2008) were $4.0 million. We started reporting with respect to the foam segment following the APF Acquisition.

        Gross profit for fiscal year 2009 increased to $54.9 million from $41.7 million for fiscal year 2008, an increase of $13.3 million, or 31.9%, from fiscal year 2008. The increase reflects both the 17.1% increase in sales noted above and an increase in gross profit as a percentage of sales from 9.4% in fiscal year 2008 to 10.5% in fiscal year 2009. The increase in gross profit as a percentage of sales reflects the noted improvements in product mix and prices, partially offset by increases in pulp and energy costs. Gross profit for our tissue segment for fiscal year 2009 was $46.0 million, an increase of $11.0 million, or 31.7%, from fiscal year 2008. Gross profit for our machine-glazed segment for fiscal year 2009 was $8.4 million, an increase of $1.7 million, or 25.7%, from fiscal year 2008. As a percentage of net sales, gross profit for the tissue segment increased to 11.5% for fiscal year 2009 from 10.5% in fiscal year 2008. As a percentage of net sales, gross profit for the machine-glazed segment increased to 7.4% for fiscal year 2009 from 6.1% in fiscal year 2008. Gross profit for our foam segment for fiscal year 2009 from the date of acquisition (July 2, 2008) was $0.5 million

        Selling, general and administrative expenses for fiscal year 2009 increased $2.1 million, or 11.1%, to $20.7 million from $18.6 million for fiscal year 2008. As a percentage of net sales, selling, general and administrative expenses decreased to 4.0% in fiscal year 2009 from 4.2% for fiscal year 2008. Included in fiscal year 2009 are $0.3 million of ongoing APF administrative expenses and $0.4 million of transition expenses related thereto. Also, included in fiscal year 2009 are increases in workers compensation expense, bad debt expense due to two customer bankruptcies and an increase in incentive compensation expense associated with strong business performance.

        Terminated acquisition related transaction costs for fiscal year 2008 were $2.1 million and consisted of costs incurred related to an acquisition that did not transpire.

        Stock and related compensation expense for fiscal year 2009 was $0.2 million compared to $0.6 million for fiscal year 2008. These amounts relate to compensation expense associated with the payment of taxes associated with restricted stock award grants in each year.

        Vesting of stock option/restricted stock grants for fiscal year 2009 was $0.9 million compared to $0.8 million for fiscal year 2008. The increase is associated with a restricted stock award grant in the third quarter of fiscal year 2009.

        Amortization expense for fiscal year 2009 of $2.9 million relates to the amortization of the intangible assets recorded in connection with the APF Acquisition.

        Interest expense, net for fiscal year 2009 was $24.7 million compared to $19.9 million for fiscal year 2008. This increase is due to the additional debt incurred in connection with the APF Acquisition.

        Foreign currency gain (loss) for fiscal year 2009 was a gain of $0.6 million and for fiscal year 2008 was a loss of $0.1 million. This fluctuation relates to the change in the Canadian currency year over year.

        Income tax benefit for fiscal year 2009 was $0.6 million compared to a benefit for fiscal year 2008 of $3.9 million. Included in the income tax benefit for fiscal year 2009 is a $1.1 million benefit related to foreign tax credits generated in the current year and a $2.9 million benefit associated with changes in the Company's effective state tax rates which are expected to be realized in the future. Included in the income tax benefit for fiscal year 2008, is $1.5 million and $1.4 million, respectively, of benefit associated with future changes in Canadian tax rates due to legislative changes and changes in our effective state tax rates which are expected to be realized in the future.

        Net income for fiscal year 2009 was $6.6 million compared to $3.7 million for fiscal year 2008. Included in fiscal year 2008 net income is $2.1 million of terminated acquisition-related costs and $1.4 million of cash and non-cash stock compensation charges. Also, included in fiscal year 2008 net income is a tax benefit of $3.9 million.

Fiscal year ended February 29, 2008 (fiscal year 2008) compared to fiscal year ended February 28, 2007 (fiscal year 2007)

        Net sales for fiscal year 2008 increased $98.9 million, or 28.7%, to $443.1 million from $344.1 for fiscal year 2007. On a company-wide basis, tons sold increased for fiscal year 2008 compared to fiscal year 2007. For fiscal year 2008, we sold 317,080 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products, an increase of 62,323 tons, or 24.5%, compared to fiscal year 2007. Furthermore, net selling price per ton increased from $1,351 for fiscal year 2007 to $1,397 for fiscal year 2008.

  •
  Tissue.  Net sales for our tissue segment for fiscal year 2008 increased $90.6 million, or 37.3%, to $333.4 million from $242.8 for fiscal year 2007. This increase is attributable to the CityForest Acquisition, an increase in net selling price per ton and an increase in tonnage sold. Net selling price per ton increased from $1,392 for fiscal year 2007 to $1,416 for fiscal year 2008. For fiscal year 2008, we sold 235,395 tons of tissue, compared to 174,418 tons sold in fiscal year 2007.

  •
  Machine-glazed paper.  Net sales for our machine-glazed segment for fiscal year 2008 increased $8.4 million, or 8.3%, to $109.7 million from $101.4 million for fiscal year 2007. This increase is also attributable to an increase in net selling price per ton and an increase in tonnage sold. Net selling price per ton increased from $1,262 for fiscal year 2007 to $1,343 for fiscal year 2008. For fiscal year 2008, we sold 81,685 tons of machine-glazed products, compared to 80,339 tons sold in fiscal year 2007.

        Gross profit for fiscal year 2008 increased to $41.7 million from $20.7 million for fiscal year 2007, an increase of $21.0 million, or 101.6%, from fiscal year 2007. As a percentage of net sales, gross profit increased to 9.4% for fiscal year 2008, compared to 6.0% for fiscal year 2007. The increases in gross profit are attributable to the CityForest Acquisition, continued improvement in product mix and the strong market for tissue hard rolls, compared to the comparable period in the prior year.

        Gross profit for our tissue segment for fiscal year 2008 was $35.0 million, an increase of $18.8 million, or 117.0%, from fiscal year 2007. Gross profit for our machine-glazed segment for fiscal year 2008 was $6.7 million, an increase of $2.0 million, or 46.7%, from fiscal year 2007. As a percentage of net sales, gross profit for the tissue segment increased to 10.5% for fiscal year 2008 from 6.7% in fiscal year 2007. As a percentage of net sales, gross profit for the machine-glazed segment increased to 6.1% for fiscal year 2008 from 4.5% in fiscal year 2007.

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

        Restructuring costs for fiscal year 2007 were $0.2 million related to severance costs associated with the elimination of a corporate position.

        Merger-related transaction costs for fiscal year 2007 were $6.1 million.

        Terminated acquisition related transaction costs for fiscal year 2008 were $2.1 million related to costs incurred related to an acquisition that did not transpire.

        Stock and related compensation expense for fiscal year 2008 were $0.6 million compared to $3.3 million for fiscal year 2007. The $0.6 million for fiscal year 2008 was primarily related to compensation expense related to the payment of taxes associated with a restricted stock award grant. The $3.3 million for fiscal year 2007 was related to non-cash compensation expense related to the vesting of restricted stock awards, payment of taxes associated with such awards and other compensation expense related to the Merger.

        Vesting of stock option/restricted stock grants for fiscal year 2008 was $0.8 million compared to $1.4 million for fiscal year 2007.

        Impairment of property, plant and equipment for fiscal year 2007 resulted in a charge of $0.5 million related to our decision in the fourth quarter of fiscal year 2007 to shut down permanently the paper machine at our St. Catharines, Ontario facility, which we had idled in the third quarter of fiscal year 2006.

        Foreign currency gain (loss) for fiscal year 2008 and 2007 were both a loss of $0.1 million.

        Income tax benefit for fiscal year 2008 was $3.9 million compared to $6.1 million for fiscal year 2007. Included in the income tax benefit for fiscal year 2008 is $1.5 million and $1.4 million, respectively, of benefit associated with future changes in Canadian tax rates due to legislative changes and changes in our effective state tax rates which are expected to be realized in the future. The effective income tax rate for fiscal year 2007 was 37.1% which differs from the federal statutory rate primarily due to non-deductible transaction costs expensed for book purposes.

        Net income for fiscal year 2008 was $3.7 million compared to a net loss of $13.1 million for fiscal year 2007. Included in fiscal year 2008 net income is $2.1 million of terminated acquisition-related costs and $1.4 million of cash and non-cash stock compensation charges. Also, included in fiscal year 2008 net income is a tax benefit of $3.9 million. Included in fiscal year 2007 net loss is $0.2 million of restructuring costs, $6.1 million of merger-related transaction costs, $3.8 million of merger-related and other compensation charges and $0.5 million related to an impairment charge for our paper machine at our St. Catharines, Ontario facility.

Liquidity and capital resources

        Our principal liquidity requirements are to service debt and meet working capital, tax and capital expenditure needs. Our total debt at February 28, 2009 was $261.7 million. We fund our working capital requirements, capital expenditure needs and tax liabilities from net cash provided by operating activities and borrowings under our working capital facility. Additionally, in the past we have issued additional Notes to fund acquisitions.

        The following is a summary of our outstanding indebtedness. For additional information regarding our indebtedness, see Note 6 to the consolidated financial statements.

Working capital facility

        We have a $60.0 million working capital facility that matures June 12, 2011. As of February 28, 2009, $18.5 million of borrowings remained outstanding under the working capital facility and excess availability was $37.3 million, including letters of credit of $3.9 million in the aggregate principal amount. In the event that the Notes are not refinanced by December 2009, the borrowings under the credit agreement are due and payable and accordingly, outstanding borrowings as of February 28, 2009 are classified as current.

2010 Notes

        As of February 28, 2009, approximately $222.3 million in aggregate principal amount of our Notes were outstanding. The Notes mature on March 15, 2010 and we expect to refinance the Notes during fiscal year 2010.

Seller Note

        As part of the financing of the APF Acquisition, we entered into the Seller Note, a subordinated, unsecured promissory note in the amount of $6.3 million that bears interest at 12% per year payable in monthly installments with the principal due July 2, 2011.

CityForest Industrial Revenue Bonds

        Our subsidiary, CityForest, has approximately $17.1 million in aggregate principal amount of industrial revenue bonds outstanding. We have guaranteed all of the obligations of CityForest. We are required to repay annually $760,000 of principal of the bonds in semi-annual payments.

Cash Flows

        The table that follows presents cash flows information for fiscal year 2009, fiscal year 2008, and combined fiscal year 2007.

	Pre-Merger	Post-Merger	Combined	Post-Merger	Post-Merger
	March 1, 2006- June 12, 2006	June 13, 2006- February 28, 2007	Fiscal Year Ended February 28, 2007	Fiscal Year Ended February 29, 2008	Fiscal Year Ended February 28, 2009
Net Cash Provided by (Used in) Operating Activities
Net (loss) income	$(6,439,231)	$(6,659,606)	$(13,098,837)	$3,701,756	$6,560,188
Non-cash items	5,245,238	12,076,598	17,321,836	18,446,327	27,619,677
Changes in working capital	(5,190,415)	4,368,025	(822,390)	(2,352,204)	(10,120,022)

Net cash provided by (used in) operating activities	$(6,384,408)	$9,785,017	$3,400,609	$19,795,879	$24,059,843

Net Cash (Used in) Provided by Investing Activities	$(1,937,610)	$(7,677,141)	$(9,614,751)	$(64,140,696)	$(80,556,754)

Net Cash (Used in) Provided by Financing Activities	$(290,000)	$—	$(290,000)	$29,193,000	$55,244,403

Effect of foreign currency	$206,800	$(266,119)	$(59,319)	$(225,396)	$730,155

Net increase (decrease) in cash	$(8,405,218)	$1,841,757	$(6,563,461)	$(15,377,213)	$(522,353)

        Net cash provided by (used in) operations was $24.1 million for fiscal year 2009, $19.8 million for fiscal year 2008 and $3.4 million for fiscal year 2007. Non-cash items for fiscal year 2009, fiscal year 2008 and fiscal year 2007 totaled $27.6 million, $18.4 million and $17.3 million, respectively, and consisted primarily of amortization, derivative gain (loss), depreciation, stock compensation and deferred income taxes. Cash flows used by changes in working capital totaled $10.1 million, $2.4 million and $0.8 million for fiscal year 2009, fiscal year 2008 and fiscal year 2007, respectively. With respect to changes in accounts receivable and inventory, cash used by these items was $9.7 million for fiscal year 2009, cash used by these items was $8.5 million for fiscal year 2008 and cash provided by these items was $0.1 million for fiscal year 2007. Cash provided by changes in prepaid expenses, income tax receivable and other assets was $1.6 million for fiscal year 2009, $1.9 million for fiscal year 2008 and $0.9 million for fiscal year 2007. Cash used by changes in accounts payable, accrued expenses, accrued interest and other liabilities was $2.0 million for fiscal year 2009, cash provided by changes in accounts payable, accrued expenses, accrued interest and other liabilities was $4.3 million for fiscal year 2008 and cash used by changes in accounts payable, accrued expenses, accrued interest and other liabilities was $1.8 million for fiscal year 2007.

        Net cash provided by (used in) investing activities was cash used in investing activities of $80.6 million for fiscal year 2009, cash used in investing activities of $64.2 million for fiscal year 2008 and cash used in investing activities of $9.6 million in fiscal year 2007. Included in fiscal year 2009 is the cash paid for the APF Acquisition, net of cash received of $64.2 million. Included in fiscal year 2008 is the cash paid for the CityForest Acquisition, net of cash received, of $43.7 million. Investing activities in 2007 related to the level of capital spending year over year.

        Net cash (used in) provided by financing was cash provided by financing activities of $55.2 million for fiscal year 2009, which includes proceeds from the issuance of the Additional 2010 Notes of $36.9 million, on July 2, 2008, $8.7 million of net borrowings on the working capital facility, $15.0 equity investment and $7.0 cash portion of earnout payment. Cash provided by financing activities of $29.2 million for fiscal year 2008 includes proceeds from the issuance of the Additional 2010 Notes of $20.0 million on March 21, 2007, $9.8 million of net borrowings on the working capital facility and $0.6 million payment on the industrial revenue bonds assumed in the CityForest Acquisition. The remaining $0.3 million for fiscal year 2007 relates to payments on our industrial revenue bonds. Our final payment was made in the first quarter of fiscal year 2007.

Balance Sheet

Assets

        Cash as of February 28, 2009 decreased to $0.4 million from $0.9 million as of the end of the prior fiscal year as a result of the items described above.

        Receivables, net as of February 28, 2009 increased to $54.1 million from $44.5 million as of the end of the prior fiscal year. Included in the $54.1 million is $9.4 million of receivables related to APF. Without the effect of the acquisition, receivables increased $0.2 million.

        Inventories as of February 28, 2009 increased to $47.2 million from $34.0 million as of the end of the prior fiscal year. Included in the $47.2 million is $8.9 million of inventories related to APF. Without the effect of the acquisition, inventories increased $4.3 million in support of increased net sales.

        Deferred income taxes as of February 28, 2009 decreased to $3.5 million from $7.2 million as of the end of the prior fiscal year. This decrease is primarily attributable to the utilization of net operating loss carryforwards, or NOLs, for federal and state tax purposes.

        Property, plant and equipment, net as of February 28, 2009 decreased to $302.0 million from $310.5 million as of the prior fiscal year. Included in the $302.0 million of property, plant and equipment, net is $10.7 million related to APF. Without the effect of the acquisition, property plant and equipment decreased $19.2 million from the end of the prior fiscal year due to depreciation expense partially offset by capital expenditures.

        Goodwill as of February 28, 2009 increased to $41.0 million from $11.3 million as of prior fiscal year due to the APF Acquisition.

        Other intangibles, net as of February 28, 2009 increased to $31.7 million from $9.4 million as of the end of the prior fiscal year. The additions to other intangibles relate to the APF Acquisition, reduced by amortization expense from the date of acquisition (July 2, 2008) through year-end.

        Other assets as of February 28, 2009 increased to $0.9 million from $0.2 million as of the end of the prior fiscal year due to debt and bond issuance costs capitalized and included in other assets resulting from the financing in connection with the APF Acquisition.

Liabilities

        Bank overdrafts as of February 28, 2009 were $3.3 million compared to zero as of the end of the prior fiscal year. As of the end of the current fiscal year checks outstanding exceeded cash balances in our lockbox account by this amount due to timing of payments.

        Revolving line of credit as of February 28, 2009 increased to $18.5 million from $9.8 million as of the end of the prior fiscal year primarily due to additional borrowings in connection with the financing of the APF Acquisition, the semi-annual interest payments on the Notes and the earnout payment, offset by net payments of $10.0 million in the fourth quarter of the current fiscal year.

        Accounts payable as of February 28, 2009 decreased to $16.7 million from $24.1 million as of the end of the prior fiscal year. Included in the $16.7 million of accounts payable is $0.9 million related to APF. Without the effect of the acquisition, accounts payable decreased $8.3 million primarily due to timing of payments.

        Accrued expenses as of February 28, 2009 increased to $26.5 million from $19.1 million as of the end of the prior fiscal year. Included in the $26.5 million of accrued expenses is $1.5 million related to APF. Without the effect of the acquisition, accrued expenses increased $5.9 million primarily due to the timing lag between receipt of goods and receipt of invoices at year-end.

        Accrued interest as of February 28, 2009 increased to $10.2 million from $8.3 million as of the end of the prior fiscal year. The increase is due to the additional borrowings to finance the APF Acquisition and the debt assumed in the transaction.

        Other current liabilities as of February 28, 2009 increased to $17.4 million from $15.0 million as of the end of the prior fiscal year. Included in the $17.4 million is a liability of $2.4 million related to the fair value of our cash flow hedging instruments. The remaining $15.0 million, consistent with the prior fiscal year end relates to the earnout payment of $15.0 million earned for fiscal year 2009 to be paid in fiscal year 2010.

        Long-term debt as of February 28, 2009 increased to $243.1 million from $198.8 million as of the end of the prior fiscal year due to the debt incurred to finance the APF Acquisition.

        Other liabilities as of February 29, 2008 decreased to $5.4 million from $20.1 million as of the end of the prior fiscal year primarily due to the earnout payment in August 2008.

        Capital in excess of par value as of February 28, 2009 increased to $70.9 million from $47.0 million as of the end of the prior fiscal year due to an equity investment by our Parent to fund a portion of the APF Acquisition and the stock portion of the earnout payment in August 2008 and the equity investment by Weston Presidio V, L.P. used to fund a part of the cash portion of the earnout payment in August 2008.

        Accumulated earnings (deficit) as of February 28, 2009 was accumulated earnings of $3.7 million compared to accumulated deficit of $2.9 million as of the end of the prior fiscal year due to the earnings generated in fiscal year 2009.

        Accumulated other comprehensive (loss) income as of February 28, 2009 was a loss of $6.9 million compared to income of $1.9 million as of the end of the prior fiscal year due to the negative impact of natural gas derivatives and foreign currency rates over the prior year.

Capital spending summary

        Capital expenditures were $16.4 million, $20.5 million and $9.6 million for fiscal year 2009, fiscal year 2008 and fiscal year 2007, respectively. We have increased capital expenditures since fiscal year 2002 to support ongoing cost savings programs (cost improvements) and growth in our manufacturing capacity. We have concentrated the growth in our manufacturing capacity since fiscal year 2003 on our converting operations at our Neenah, Wisconsin facility for the production of value-added converted tissue products. Historically, our capital expenditures have been divided generally equally among three categories: maintenance, converting capacity expansion and cost improvement. Cost improvement refers to our initiatives to continue to reduce our manufacturing costs in accordance with our business strategies.

        Additionally, included in fiscal year 2008 spending is $5.5 million that we spent to buy out an operating lease. The assets and the associated lease were put into place in 1999.

Contractual obligations

        At February 28, 2009, our material obligations under firm contractual arrangements, including commitments for future payments under long-term debt arrangements, operating lease arrangements and other long-term obligations are summarized below.

	Cash payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$245,671	$760	$230,076	$1,520	$13,315
Interest obligations(1)	28,687	22,939	1,638	468	3,642
Operating lease obligations	13,006	3,136	8,392	1,478	—
Purchase obligations	141,076	62,288	78,788	—	—

Total(2)	$428,440	$89,123	$318,894	$3,466	$16,957

(1)
Interest incurred at 9 3/4%, payable semi-annually for the Notes through March 15, 2010, 12% for the Seller Note through July 2, 2011 and an assumed rate of 3% on the outstanding balance for the industrial revenue bonds through March 1, 2028.

(2)
Due to uncertainty regarding potential tax audits and their possible outcomes, the estimate of obligations related to unrecognized tax benefits cannot be made. See Note 8 to the Consolidated Financial Statements for additional detail.

Net operating loss carryforwards

        At February 28, 2009, we had state NOLs of approximately $9.9 million, which begin to expire in 2019 and foreign tax credit carryforwards of approximately $3.6 million. We currently anticipate fully utilizing recorded state NOLs and foreign tax credits prior to their expiration.

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

Critical accounting policies and estimates

        Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant accounting policies used in the preparation of our consolidated financial statements are described in Note 2 (Summary of Significant Accounting Policies) of the notes to our consolidated financial statements, included elsewhere in this Annual Report. Management believes the most complex and sensitive judgments, because of their critical nature, result primarily from the need to make estimates about the effects of matters with inherent uncertainty. The most critical areas involving management estimates are described below. Actual results in these areas could differ from management's estimates.

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

Goodwill and Trademarks

        Goodwill is not amortized but tested for impairment annually at year-end, and at any time when events suggest impairment may have occurred. Our goodwill impairment test is performed by comparing the fair value of each reporting unit to the carrying value of each reporting unit. We incorporate assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows. In the event the carrying value of a reporting unit exceeds its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit's goodwill exceeds its implied fair value. Goodwill as of February 28, 2007 was $4.4 million. Goodwill as of February 29, 2008 was $11.4 million, of which $7.0 million was recorded in connection with an acquisition in that year. Goodwill as of February 28, 2009 was $41.0 million, of which $29.6 million was recorded in connection with an acquisition in the current year. No goodwill impairment has been noted through February 28, 2009.

        Trademarks are not generally amortized but tested for impairment annually at the end of our second quarter, and at any time when events suggest impairment may have occurred. Our impairment test is performed by comparing the carrying amount to its fair market value at the time of assessment. We incorporate assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows. In the event the carrying value of the trademark exceeds its fair value, an impairment loss would be recognized. No trademark impairments were recorded during fiscal year 2009, fiscal year 2008 or the period from June 13, 2006 to February 28, 2007 (post-merger).

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

Derivatives and Hedging

        The Company uses derivative financial instruments to offset a substantial portion of its exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as hedges of specific quantities of natural gas expected to be purchased in future months. These contracts are held for purposes other than trading and are designated as cash flow hedges. The Company measures fair value of its derivative financial instruments in accordance with Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows: level 1-inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access; level 2-inputs utilize data points that are observable such as quoted prices, interest rate and yield curves; level 3-inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In March 2004, we completed a private offering of the Original Notes. At the same time, we entered into a $30.0 million revolving working capital facility. We raised approximately $152.0 million, net of debt issuance costs and original discount on the Original Notes. The proceeds, along with a drawdown from the revolver, were used to pay off existing debt of approximately $56.0 million and to fund a stockholder dividend to our parent to purchase shares of its common stock and warrants and fund compensation from the redemption of stock options of our parent, in the amount of $100.2 million. In connection with the CityForest Acquisition in March 2007, we issued and sold approximately $20.0 million of Additional Notes and borrowed $17.4 million under our working capital facility. In connection with the APF Acquisition in July 2008, we issued and sold approximately $40.0 million of Second Additional Notes and borrowed $12.1 million under our working capital facility. As a result of these transactions, we are highly leveraged. As of February 28, 2009, $18.5 million of borrowings remained outstanding under the working capital facility and excess availability was $37.3 million.

        We have minimal foreign currency translation risk. All international sales other than sales originating from our Canadian subsidiary are denominated in U.S. dollars. Due to our Canadian operations, however, we could be adversely affected by unfavorable fluctuations in foreign currency exchange rates.

        Approximately 50% of our natural gas requirements are hedged through the first half of fiscal year 2011. The prices achieved through this hedging are lower than the prices we paid for natural gas in fiscal year 2009.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 15 for an index to financial statements and financial statement schedules. Such financial statements and financial statement schedules are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A (T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

        As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 28, 2009.

Management's Report on Internal Control over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of February 28, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control: Integrated Framework." Based on its assessment, management has concluded that, as of February 28, 2009, the Company's internal control over financial reporting was effective based on those criteria.

        This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Remediation of Prior Material Weakness in Internal Control over Financial Reporting

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        In connection with the restatement of the Company's financial statements included in our Annual Report on Form 10-K/A for the year ended February 29, 2008 and its Quarterly Reports on Form 10-Q/A for the first and second quarters of fiscal 2009, we identified the following material weakness in our internal control over financial reporting:

        We did not maintain effective internal controls over financial reporting with respect to the application of GAAP as it relates to complex purchase accounting issues and accounting for derivatives. The Company lacked sufficient GAAP expertise to properly assess and record complex accounting matters, specifically (i) deferred income taxes associated with purchase accounting; (ii) shipping and handling fees and costs; (iii) foreign exchange gains and losses; and (iv) derivatives. These deficiencies resulted in our restatement of our consolidated financial statements as of and for the fiscal years ended February 29, 2008 and February 28, 2007 and for the first two quarters of fiscal year 2009. Accordingly, management determined that this control deficiency constituted a material weakness. Management has concluded based on the remediation actions described below, that this material weakness did not exist at February 28, 2009.

        In order to remediate the material weakness, we have (i) implemented formal policies and procedures to identify, review, research and document accounting treatment and financial statement presentation and disclosure of any unusual, nonrecurring and/or complex accounting transactions on a quarterly basis, including consultation with third party consultants, when appropriate; (ii) corrected shipping and handling fees and costs presentation by restating prior periods and applied consistent presentation prospectively; (iii) implemented monthly reconciliation processes and procedures with respect to the translation of our foreign subsidiary's accounts from the functional currency to the US dollar; (iv) enhanced documentation with respect to our hedging transactions to ensure compliance with documentation requirements to qualify for hedge accounting; and (v) reviewed the responsibilities within our accounting and finance department and determined that no additional resources were necessary to remediate the material weakness. However, we will continue to evaluate the need for additional resources.

        As of February 28, 2009, management believes that the additional control procedures that have been implemented have fully remediated the material weakness.

Changes in Internal Control over Financial Reporting

        During the quarter ended February 28, 2009, we made changes to our internal control over financial reporting, as described above, under Remediation of Prior Material Weakness in Internal Control Over Financial Reporting. There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended February 28, 2009.

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

Name	Age	Position
Russell C. Taylor	52	President, Chief Executive Officer and Director
David J. Morris	53	Senior Vice President, Finance and Chief Financial Officer
W. Edwin Litton	45	General Counsel, Senior Vice President, Human Resources and Secretary
Steven D. Ziessler	49	President, Tissue & Machine-Glazed and Chief Operating Officer
R. Sean Honey	38	Chairman of the Board of Directors
Scott M. Bell	33	Director
David L. Ferguson	54	Director

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

        David J. Morris has been our chief financial officer and senior vice president, finance since August 2007. Previously, Mr. Morris was employed by BlueLinx Holdings, Inc. as Chief Financial Officer and Treasurer from May 2004 to December 2006. Prior to that time, Mr. Morris spent 15 years with Georgia-Pacific Corporation, most recently as Vice President of Finance for the distribution division from 1999 to May 2004.

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

        Steven D. Ziessler has been our president, chief operating officer since August 2005. Previously, Mr. Ziessler was employed by Kimberly Clark Corporation as Vice President, Global Health Care from January 2005 to April 2005; President, Kimberly Clark Professional Europe from 2003 to 2004; and Vice President of Kimberly-Clark Professional North America from 1999 to 2003.

        R. Sean Honey was appointed to our board of directors in June 2006 and has served as chairman since that date. Mr. Honey is a partner with Weston Presidio, which he joined in 1999. Prior to that, Mr. Honey was with J.P. Morgan Capital (the predecessor to JP Morgan Partners).

        Scott M. Bell was appointed to our board of directors in January 2007. Mr. Bell joined Weston Presidio in 2004. Prior to that, Mr. Bell worked as an associate for Goldman, Sachs & Co.

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

Shareholders' Agreement

        Cellu Parent, our indirect parent, is a party to a Shareholders' Agreement, dated as of June 12, 2006, with certain of its stockholders, including Russell C. Taylor, our chief executive officer and president and a member of our board of directors, and Steven Ziessler, president, tissue & machine-glazed and chief operating officer and Mr. Morris, senior vice president, finance and chief financial officer. The agreement sets forth certain rights and restrictions with respect to Cellu Parent's common stock including:

  •
  restrictions on the transfer of stock;

  •
  tag-along rights, in the event of a sale of stock by Weston Presidio V, L.P.;

  •
  drag-along rights, in the event of a sale of stock by Weston Presidio V, L.P.;

  •
  pre-emptive rights;

  •
  call rights, which permit Cellu Parent to purchase shares from employees who are parties to the agreement upon termination of employment; and

  •
  registration rights.

Compensation Committee Interlocks and Insider Participation

        There are no compensation committee interlocks (none of our executive officers serves as a member of the board of directors or the compensation committee of another entity that has an executive officer serving on our board of directors).

Board of Directors and Committees

        The board of directors held four meetings during fiscal year 2009. During fiscal year 2009, each director then in office attended 100% of the aggregate total number of meetings of the board of directors held during the period in which he was a director and the total number of meetings held by all of the committees of the board of directors on which he served. We are not required to have independent directors because we do not have a class of securities listed on a national securities exchange. We use the independence standards of the Section 303A of the New York Stock Exchange listing standards to determine independence and have determined that we do not have any independent directors at this time. The only standing committees of the board of directors are an audit committee and a compensation committee.

Audit Committee

        R. Sean Honey, David L. Ferguson and Scott Bell are members of the audit committee. The audit committee is empowered to: (i) appoint, fix the compensation of and oversee the work of our independent auditors (including the power to resolve any disagreements between management and the independent auditors), with the independent auditors reporting directly to the audit committee; (ii) pre-approve all audit services and permissible non-audit services; (iii) establish procedures for whistleblower complaints; and (iv) engage and determine funding for independent counsel and other advisors. The board of directors has determined that it continues not to have an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission serving on its audit committee. In connection with the acquisition of our parent by Weston Presidio in June 2006, the former director who served as an audit committee financial expert resigned as a member of the board of directors. The Company believes that the current audit committee has sufficient expertise.

Compensation Committee

        R. Sean Honey and David L. Ferguson are members of the compensation committee. The compensation committee is responsible for (i) compensation of our executives; (ii) equity-based compensation plans, including, without limitation, stock option plans in which officers or employees participate; and (iii) arrangements with executive officers, relating to their employment relationships with us, including, without limitation, employment agreements and restrictive covenants. The compensation committee has overall responsibility for approving and evaluating our executive officer compensation plans, policies and programs, as well as all equity-based compensation plans and policies. In addition, the compensation committee oversees, reviews and approves all of our Employee Retirement Income Security Act of 1974, as amended ("ERISA") and other employee benefit plans.

Code of Ethics

        We have adopted a Code of Ethics that applies to our chief executive officer, senior financial officer and other senior officers (as that term is defined in the Code of Ethics). A copy of the Code of Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended February 28, 2005.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

        In this section, we will give an overview and analysis of our compensation programs and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making those decisions. Following this section, you will find tables containing specific information about the compensation earned by the following executive officers, all of whom received compensation in excess of $100,000 in fiscal year 2009, whom we refer to as our "named executive officers":

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

        Our compensation decisions with respect to executive officer salaries and annual incentives, as well as long-term incentives such as restricted stock awards and stock option grants, are influenced by (a) the executive's level of responsibility and function, (b) our overall performance and profitability and (c) our assessment of the competitive marketplace, including other peer companies. As discussed below in more detail, our philosophy is to focus on total direct compensation opportunities through a mix of base salary and annual cash bonus, as applicable, and long-term incentives, including stock-based awards.

Overview of Compensation Committee

        Our executive compensation philosophy, policies, plans and programs are under the supervision of the compensation committee of our board of directors. The compensation committee's responsibilities include (1) compensation of our executives; (2) administration and overview of equity-based compensation plans, including, without limitation, the 2006 Stock Option and Restricted Stock Plan, in which officers and employees may participate and (3) arrangements with executive officers related to their employment relationships with us, including, without limitation, employment agreements and restrictive covenants. The compensation committee has overall responsibility for approving and evaluating our executive officer compensation plans, policies and programs, as well as all equity-based compensation plans and policies.

Overview of Compensation Program

        Throughout this narrative discussion and in the accompanying tables, we refer to our named executive officers. The key compensation package provided to our named executive officers includes:

  •
  base salary, which provides fixed compensation based on competitive market practice and, except for W. Edwin Litton, in accordance with the terms of each individual's employment agreement;

  •
  bonus/performance-based cash incentive compensation, which provides focus on meeting corporate annual goals that lead to our long-term success and motivates achievement of critical annual performance metrics;

  •
  equity compensation, as applicable, in the form of restrictedstock awards or stock option grants by Cellu Parent, our indirect parent, which is designed to reward and motivate employees by aligning their interests with those of the stockholders of Cellu Parent and provide an opportunity to acquire an indirect proprietary interest in the Company;

  •
  our matching cash contributions to our named executive officers who participate in our 401(k) Plan; and

  •
  other benefits.

Determination of Appropriate Pay Levels

        We compete with many other companies for experienced and talented executives. As such, our compensation committee reviews market information to assist in gaining an understanding of current compensation practices in the marketplace. We do not target compensation levels at any particular level or percentile based on this information. In February 2008, Hewitt Consulting was engaged to perform a compensation review for executive officers and employees of our Company. The study focused on manufacturing companies of similar size to us and encompassed the following components of pay: base salary, target bonus and long-term incentives for executives and base salary and bonus for other employees. As described elsewhere in this Annual Report, three of our executive officers entered into employment agreements with us that establish various terms and conditions of their employment. For a further description of these agreements, see "Additional Information Regarding Executive Compensation—Employment Agreements; Restricted Stock Award Agreements."

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

  •
  performance of general management responsibilities, execution of our objectives and contributions to our continuing success; and

  •
  our overall financial position and structure for providing for an equitable distribution of compensation.

Allocation of Compensation

        There is no pre-established policy or target for the allocation of compensation, other than the employment agreements, as previously. The factors described above, as well as our overall compensation philosophy, are reviewed to determine appropriate level and mix of compensation for our named executive officers.

Timing of Compensation

        As discussed elsewhere, compensation for our named executive officers is reviewed annually, including incentive plan goal specifications and incentive plan payments for our named executive officers.

Compensation Components for Fiscal Year 2009

        For fiscal year 2009, the principal components of compensation for the named executive officers were:

  •
  base salary;

  •
  bonus;

  •
  equity awards under the 2006 Stock Option and Restricted Stock Plan of Cellu Parent and the 2001 Stock Incentive Plan of Cellu Holdings; and

  •
  401(k) matching contributions and other benefits.

Base Salary

        We provided our named executive officers with a base salary to compensate them for services rendered during the fiscal year. In general, base salary amounts are determined for each executive based on his or her position and responsibility. Base salary levels are reviewed annually, as part of our performance review process, and adjustments are made. Our chief executive officer makes recommendations to the compensation committee with respect to any adjustments to the compensation package for each named executive officer except for his own, which is determined by the compensation committee based on the overall performance of the Company.

        On June 12, 2006 in connection with the Merger, we entered into employment agreements with Russell C. Taylor and Steven Ziessler. On August 2, 2007, we entered into an employment agreement with David J. Morris. We discuss the terms and conditions of these agreements elsewhere in this Part III under "Additional Information Regarding Executive Compensation—Employment Agreements; Restricted Stock Award Agreements."

Annual Bonus Compensation

        For fiscal year 2008, and for each fiscal year thereafter, named executive officers are eligible to receive an annual cash incentive award, subject to the achievement by us of adjusted EBITDA performance goals recommended by the chairman of our board of directors and approved by the compensation committee. Adjusted EBITDA differs from EBITDA presented elsewhere in this Annual Report on Form 10-K, because adjusted EBITDA is adjusted to remove the effects of any non-recurring or extraordinary charges for such period as approved by the compensation committee.

        It is anticipated that, for each fiscal year, an adjusted EBITDA threshold performance goal and an adjusted EBITDA maximum performance goal will be set, annually, in the first quarter of such fiscal year. If the threshold performance goal is met, each executive officer will be entitled to receive 50% of the officer's maximum award amount, and if the maximum performance goal is achieved, each executive officer will be entitled to receive 100% of the officer's maximum award amount. The maximum award amounts for each executive officer are described below. If adjusted EBITDA falls between the threshold performance goal and the maximum performance goal, the amount of the incentive award earned by each executive officer will be prorated between 50% and 100% of the officer's maximum award amount. In addition, the compensation committee of the board of directors may, in its discretion, increase the award to 120% of an officer's maximum award amount if adjusted EBITDA exceeds the maximum performance goal. The compensation committee of the board of directors may also reduce award amounts to individual officers on a discretionary basis. These discretionary adjustments are based solely on a subjective evaluation of the applicable officer's individual performance for the fiscal year.

        The compensation committee sets the maximum award for each executive officer as a percentage of base salary depending on the officer's position. These percentages are recommended by the chairman of our board of directors and approved by the compensation committee. For fiscal year 2009, the maximum award amount for each named executive officer was as follows, expressed as a percentage of salary and in an equivalent dollar amount:

Named Executive Officer	Percentage of Salary	Maximum Award Amount
Russell C. Taylor	100%	$475,000
David J. Morris	100%	$250,000
Steven Ziessler	100%	$300,000
W. Edwin Litton	50%	$88,580

        For fiscal year 2009, the annual incentive awards were subject to our achieving the threshold performance goal of at least $55.89 million of adjusted EBITDA. The maximum performance goal for fiscal year 2009 was adjusted EBITDA of $60.0 million. Based on our fiscal year 2009 adjusted EBITDA in excess of $60.0 million, each executive officer is entitled to receive in excess of 100% of the officer's maximum award amount. The annual incentive awards will be paid in the first quarter of fiscal year 2010. Although we exceeded the maximum performance goal, the compensation committee did not exercise its discretion to increase the awards beyond the maximum amount. In addition, the compensation committee of the board of directors did not exercise its discretion to reduce awards to the named executive officers based on individual performance in fiscal year 2009.

Equity Awards

        On June 12, 2006, the board of directors of Cellu Parent adopted the 2006 Stock Option and Restricted Stock Plan, or the Plan. Under the Plan, the board of directors of Cellu Parent or its delegate (referred to as the plan administrator) may grant to participants, including named executive officers, stock option awards to purchase shares of common stock of Cellu Parent and/or awards of restricted shares of common stock of Cellu Parent. For the named executive officers, all stock option and restricted stock grants are approved by the board of directors of Cellu Parent. A maximum of 8,095 shares of common stock of Cellu Parent may be delivered in satisfaction of awards under the Plan, determined net of shares of common stock withheld by Cellu Parent in payment of the exercise price of an award or in satisfaction of tax-withholding requirements. Key employees and directors of, and consultants and advisors to, Cellu Parent or its affiliates who, in the opinion of the plan administrator, are in a position to make a significant contribution to the success of Cellu Parent and its affiliates are eligible to participate in the Plan. Stock options are granted at the fair market value as determined by the plan administrator in accordance with the applicable regulations of the Internal Revenue Code on the date of grant and have a 10-year term. Generally, stock option grants vest ratably over four years from the date of grant. Periodically, senior executives will make recommendations with respect to a stock option grant, which is approved by the board of directors of Cellu Parent, to select individuals in recognition of their contribution to the success of the Company. In addition, awards of restricted shares of common stock generally vest ratably over four years from the date of grant.

401(k) and Other Benefits

  401(k) Plan

        We have a Savings Incentive and Profit-Sharing Plan qualified under Section 401(k) of the Code, which is available to all our employees who are 21 years of age or older with one or more years of service. Employees may contribute up to 20% of their annual compensation (subject to certain statutory limitations) to the plan through voluntary salary deferred payments. We match 100% of each employee's contribution up to 2% of the employee's salary and 70% of the employee's remaining contribution up to 6% of the employee's salary. Eligible named executive officers participated in the 401(k) Plan received matching contributions from us under the 401(k) Plan as follows:

Named Executive	2009 Matching Contributions under the 401(k) Plan	2008 Matching Contributions under the 401(k) Plan	2007 Matching Contributions under the 401(k) Plan
Russell C. Taylor	$10,144	$10,812	$4,562
David J. Morris	$9,231	$2,308	N/A
Steven D. Ziessler	$7,245	N/A	N/A
W. Edwin Litton	$8,430	$8,630	$1,328

  Other Benefits

        Each of the named executive officers receives medical and dental insurance coverage on the same terms as other employees.

        In connection with the investment in the Company by Weston Presidio, agreements were executed with Messrs. Taylor and Ziessler to provide compensation to such executive officers in the event of a termination of employment. These agreements generally called for increased payments if the termination of employment occurred in connection with a change of control. Upon execution of the employment agreement with Mr. Morris, similar provisions were included. Such provisions were made to enhance retention. For further description of the employment agreements and restrictive stock agreements governing these payments, see "Employment Agreements; Restricted Stock Award Agreements."

        The Company does not provide any other perquisites, other than auto allowances, and no pension plans or deferred compensation plans.

  Tax Deductibility Under Section 162(m)

        Under Section 162(m) of the Internal Revenue Code, the Company may not be able to deduct certain forms of compensation in excess of $1,000,000 paid to any of the named executive officers who are employed by the Company at year-end. The Company believes that it is generally in the Company's best interests to satisfy the requirements for deductibility under Section 162(m). Accordingly, the Company has taken appropriate actions, to the extent it believes feasible, to preserve the deductibility of annual incentive and long-term performance awards. However, notwithstanding this general policy, the Company also believes there may be circumstances in which the Company's interests are best served by maintaining flexibility in the way compensation is provided, whether or not compensation is fully deductible under Section 162(m).

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

                      THE COMPENSATION COMMITTEE

                      R. Sean Honey
                      David L. Ferguson

 ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table shows the compensation earned for services rendered to us and our subsidiaries in fiscal year 2009, fiscal year 2008 and fiscal year 2007 by each of our named executive officers.

Name and principal position (a)	Fiscal Year (b)	Salary (c)		Bonus(1) (d)		Stock Awards(2) (e)		Option Awards(3) (f)		Non-Equity Incentive Plan Compensation(4) (g)		All Other Compensation(5) (i)		Total (j)
Russell C. Taylor, President and Chief Executive Officer	2009 2008 2007	$ $ $	475,000 475,000 469,428	$ $ $	— — 425,000	$ $ $	403,009 403,009 287,075	$ $ $	— — —	$ $ $	475,000 406,125 —	$ $ $	20,350 10,812 4,562	$ $ $	1,373,359 1,294,946 1,186,065
David J. Morris, Senior Vice President, Finance, and Chief Financial Officer(6)	2009 2008 2007	$ $ $	250,000 144,231 —	$ $ $	— — —	$ $ $	171,369 97,188 —	$ $ $	— — —	$ $ $	250,000 60,738 —	$ $ $	9,231 516,290 —	$ $ $	680,600 818,447 —
Steven Ziessler, President, Tissue and Machine-Glazed & Chief Operating Officer	2009 2008 2007	$ $ $	300,000 267,127 247,885	$ $ $	— — 250,000	$ $ $	143,901 143,901 581,321	$ $ $	— — —	$ $ $	300,000 235,125 —	$ $ $	15,045 — 311,111	$ $ $	758,946 646,153 1,390,317
W. Edwin Litton, General Counsel, Senior Vice President, Human Resources and Secretary	2009 2008 2007	$ $ $	177,160 172,000 102,314	$ $ $	— — —	$ $ $	— — —	$ $ $	9,983 6,402 966	$ $ $	88,580 73,530 —	$ $ $	16,230 8,630 1,328	$ $ $	291,953 260,562 104,608

(1)
Amounts for fiscal year 2007 represent one-time retention bonuses in fixed amounts pursuant to bonus agreements entered into with certain named executives in connection with the Merger. See further discussion under "Bonus Agreements."

(2)
Reflects shares of restricted stock of (1) Cellu Paper granted under the Cellu Paper Holdings, Inc. 2001 Incentive Plan that fully vested at the effective date of the Merger and were repurchased by Cellu Paper in fiscal year 2007 (Mr. Ziessler—$478,816); and (2) Cellu Parent granted under the 2006 Stock Option and Restricted Stock Plan in fiscal years 2009, 2008 and 2007, respectively, (Mr. Taylor—$403,009, $403,009 and $287,075; Mr. Morris—$171,369, $97,188 and $0; and Mr. Ziessler—$143,901, $143,901 and $102,505) The amounts in column (e) represent the proportionate amount of the total fair value of restricted stock recognized by us as an expense in fiscal year 2009, fiscal year 2008 and fiscal year 2007 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The fair values of these awards and the amounts expensed in fiscal year 2007, fiscal year 2008 and fiscal year 2009 were determined in accordance with FAS No. 123R. The assumptions used in determining the grant date fair values of these awards are set forth in Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

(3)
Reflects options granted under the 2006 Stock Option and Restricted Stock Plan to purchase shares of common stock of Cellu Parent upon exercise of such options. The amounts in column (f) represent the proportionate amount of the total fair value of options recognized by us as an expense in fiscal year 2007, fiscal year 2008 and fiscal year 2009 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The fair values of these awards and the amounts expensed in fiscal year 2007, fiscal year 2008 and fiscal year 2009 were determined in accordance with FAS No. 123R. The assumptions used in determining the grant date fair values of these awards are set forth in Note 3 to our consolidated financial statements included elsewhere in this Annual Report.

(4)
The amounts in column (g) represent the incentive-based cash awards earned in fiscal year 2009 and payable in the fiscal year ending February 28, 2010 and earned in fiscal year 2008 and paid in the fiscal year ended February 28, 2009, which are further discussed under "Compensation Discussion and Analysis-Compensation Components for Fiscal Year 2008-Annual Bonus Compensation".

(5)
Reflects matching contributions to the 401(k) plan. Also, included are the gross-up amounts paid to cover income taxes payable on the fair value of the restricted stock awards and were as follows: $311,111 to Mr. Ziessler in fiscal year 2007 and $513,982 to Mr. Morris in fiscal year 2008. Also, included are auto allowances in fiscal year 2009 of $7,800 each to Mr. Ziessler and Mr. Litton and $10,206 to Mr. Taylor.

(6)
Mr. Morris commenced employment with us as chief financial officer and senior vice president, finance on August 6, 2007.

Employment Agreements; Restricted Stock Award Agreements

        We have entered into an employment agreement with Russell Taylor, dated June 12, 2006, pursuant to which Mr. Taylor will continue to serve as our chief executive officer and president. The agreement is for a term of four years, commencing on June 12, 2006, and will automatically extend for successive terms of one year each, unless either Mr. Taylor or we provide notice to the other at least 60 days prior to the expiration of the original or any extension term that the agreement is not to be extended. The agreement provides Mr. Taylor with an annual base salary of $475,000 (subject to review and adjustment annually), a target bonus opportunity of 100% of base salary (the "Target Bonus") and certain severance benefits under the following circumstances:

          (A)  If Mr. Taylor's employment is terminated due to death or disability, he will be entitled to (1) any earned, but unpaid, base salary through the date of termination; (2) any earned, but unpaid, annual bonus for any fiscal year prior to the fiscal year of his termination; (3) a pro rata portion of his Target Bonus (as defined); (4) a lump sum payment equal to the lesser of (A) 12 months of base salary or (B) base salary for a period equal to the remainder of the term of the employment agreement; and (v) any reimbursed business expenses.

          (B)  If Mr. Taylor's employment is termination by us without cause (as defined) or by him with good reason (as defined), he will be entitled to (i) any earned, but unpaid, base salary through the date of termination; (ii) any earned, but unpaid, annual bonus for any fiscal year prior to the fiscal year of his termination; (iii) a pro rata portion of his Target Bonus; (iv) a lump sum payment equal to the greater of (a) 24 months of base salary or (b) base salary for a period equal to the remainder of the term of the employment agreement; (v) a lump sum equal to the greater of (x) one times the Target Bonus or (y) payment of the Target Bonus with respect to a period equal to the remainder of the term; and (vi) any reimbursed business expenses.

          (C)  If Mr. Taylor's employment is terminated by non-renewal of his employment agreement by us for any reason (other than for cause), he will be entitled to (1) any earned, but unpaid, base salary through the date of termination; (2) any earned, but unpaid, annual bonus for any fiscal year prior to the fiscal year of his termination; (3) a pro rata portion of his Target Bonus; (4) a lump sum payment equal to 24 months of base salary; and (5) any reimbursed business expenses.

        If a change of control (as defined) occurs and, within three months before and two years following such change of control, we terminate Mr. Taylor's employment other than for cause or by reason of death or disability, or Mr. Taylor terminates his employment for good reason, then, in lieu of any payments otherwise due under Clauses (B) or (C) he will be entitled to (1) any earned, but unpaid, base salary through the date of termination; (2) any earned, but unpaid, annual bonus for any fiscal year prior to the fiscal year of his termination; (3) a pro rata portion of his Target Bonus; (4) a lump sum payment equal to the greater of (a) 36 months of base salary or (b) base salary for a period equal to the remainder of the term of the employment agreement; (5) a lump sum equal to the Target Bonus and (6) any reimbursed business expenses.

        In addition, the agreement also provides that, during the term and for a period of one year after the end of the term, we will pay the premium for a term life insurance policy covering Mr. Taylor in the amount of $1,000,000. The agreement includes a non-competition, non-solicitation and nondisparagment covenant by Mr. Taylor that extends during the term of his employment and for two years thereafter. The agreement also provides that Mr. Taylor will receive an award of restricted shares of Cellu Parent's common stock, or the Cellu Parent Shares, pursuant to the 2006 Stock Option and Restricted Stock Plan, and a Restricted Stock Award Agreement. On June 12, 2006, Cellu Parent awarded Mr. Taylor 3,778 Cellu Parent Shares. The Cellu Parent Shares are subject to vesting in accordance with the following vesting schedule: (1) 25% of the Cellu Parent Shares are vested on and after June 12, 2007; (2) an additional 25% of the Cellu Parent Shares are vested on and after June 12, 2008; (3) an additional 25% of the Cellu Parent Shares are vested on and after June 12, 2009; and

(4) an additional 25% of the Cellu Parent Shares are vested on and after June 12, 2010. None of the Cellu Parent Shares will vest on any vesting date unless Mr. Taylor is then, and since the date of the award has continuously been, employed by Cellu Parent or its subsidiaries (including the Company). If Mr. Taylor ceases to be employed by Cellu Parent or its subsidiaries, any then outstanding and unvested Cellu Parent Shares will be automatically and immediately forfeited, unless employment ceases due to death or disability, in which case 50% of the Cellu Parent Shares that are not then already vested will vest, or unless employment ceases by reason of Cellu Parent's election not to renew the employment agreement (and, at the time of such election, there exists no cause for the termination), in which case one hundred percent 100% of the Cellu Parent Shares that are not then already vested will vest. The foregoing description is qualified in its entirety by reference to the actual employment agreement executed with Mr. Taylor.

        We have entered into an employment agreement with David Morris, dated August 6, 2007, pursuant to which Mr. Morris will continue to serve as our chief financial officer. The agreement is for a term of four years, commencing on August 6, 2007, and will automatically extend for successive terms of one year each, unless either Mr. Morris or we provide notice to the other at least 60 days prior to the expiration of the original or any extension term that the agreement is not to be extended. The agreement provides Mr. Morris with an annual base salary of $250,000, a target bonus opportunity of 100% of base salary, and certain severance benefits under the following circumstances:

          (A)  If Mr. Morris' employment is terminated due to death or disability, he will be entitled to (1) any earned, but unpaid, base salary through the date of termination; (2) any earned, but unpaid, annual bonus for any fiscal year prior to the fiscal year of his termination; (3) a pro rata portion of his Target Bonus; (4) a lump sum payment equal to the lesser of (A) 12 months of base salary or base salary for a period equal to the remainder of the term of the employment agreement; and (5) any reimbursed business expenses.

          (B)  If Mr. Morris' employment is termination by us without cause or by him with good reason, he will be entitled to (1) any earned, but unpaid, base salary through the date of termination; (2) any earned, but unpaid, annual bonus for any fiscal year prior to the fiscal year of his termination; (3) a pro rata portion of his Target Bonus; (4) a lump sum payment equal to the greater of (x) 24 months of base salary and (y) base salary for a period equal to the remainder of the term of the employment agreement; (5) a lump sum equal to the greater of (x) one times the Target Bonus and (y) payment of the Target Bonus with respect to a period equal to the remainder of the term of the employment agreement; and (6) any reimbursed business expenses.

          (C)  If Mr. Morris' employment is terminated by non-renewal of his employment agreement by us for any reason (other than for cause), he will be entitled to (1) any earned, but unpaid, base salary through the date of termination; (2) any earned, but unpaid, annual bonus for any fiscal year prior to the fiscal year of his termination; (3) a pro rata portion of his Target Bonus; (4) a lump sum payment equal to 24 months of base salary; and (5) any reimbursed business expenses.

        The agreement includes restrictive covenants as described above for Mr. Taylor. The agreement also provides that Mr. Morris will receive an award of Cellu Parent Shares, pursuant to the 2006 Stock Option and Restricted Stock Plan, and a Restricted Stock Award Agreement. On August 6, 2007, Cellu Parent awarded Mr. Morris 700 Cellu Parent Shares. The vesting and forfeiture terms applicable to Mr. Morris' award are the same as those applicable to Mr. Taylor's award as described above. The foregoing description is qualified in its entirety by reference to the actual employment agreement executed with Mr. Morris.

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

          (A)  If Mr. Ziessler's employment is terminated due to death or disability, he will be entitled to (1) any earned, but unpaid, base salary through the date of termination; (2) any earned, but unpaid, annual bonus for any fiscal year prior to the fiscal year of his termination; (3) a pro rata portion of his Target Bonus; (4) a lump sum payment equal to the lesser of (A) 12 months of base salary or base salary for a period equal to the remainder of the term of the employment agreement; and (5) any reimbursed business expenses.

          (B)  If Mr. Ziessler's employment is termination by us without cause or by him with good reason, he will be entitled to (1) any earned, but unpaid, base salary through the date of termination; (2) any earned, but unpaid, annual bonus for any fiscal year prior to the fiscal year of his termination; (3) a pro rata portion of his Target Bonus; (4) a lump sum payment equal to 24 months of base salary; (5) a lump sum equal to one times the Target Bonus; and (6) any reimbursed business expenses.

          (C)  If Mr. Ziessler's employment is terminated by non-renewal of his employment agreement by us for any reason (other than for cause), he will be entitled to (1) any earned, but unpaid, base salary through the date of termination; (2) any earned, but unpaid, annual bonus for any fiscal year prior to the fiscal year of his termination; (3) a pro rata portion of his Target Bonus; (4) a lump sum payment equal to 24 months of base salary; and (5) any reimbursed business expenses.

        In addition, the agreement also provides for an auto allowance of $650 per month and that, during the term and for a period of one year after the end of the term, we will pay the premium for a term life insurance policy covering Mr. Ziessler in the amount of $1,000,000. The agreement includes a non-competition and non-solicitation covenant by Mr. Ziessler that extends during the term of his employment and for two years thereafter. The agreement also provides that Mr. Ziessler will receive an award of Cellu Parent Shares, pursuant to the 2006 Stock Option and Restricted Stock Plan, and a Restricted Stock Award Agreement. On June 12, 2006, Cellu Parent awarded Mr. Ziessler 1,349 Cellu Parent Shares. The vesting and forfeiture terms applicable to Mr. Ziessler's award are the same as those applicable to Mr. Taylor's award as described above. The foregoing description is qualified in its entirety by reference to the actual employment agreement executed with Mr. Ziessler.

        In the case of termination for any of the above-referenced reasons, for each of the named executive officers (x) we shall continue the insurance coverage benefits for the period contemplated therein, and (y) subject to any employee contribution applicable to employees and their dependents, generally for the period following termination of 24 months (36 months in the case of a change in control for Mr. Taylor), or if earlier, until the date that the executive becomes eligible for coverage with a subsequent employer, we will continue to contribute to the premium cost of coverage for the executive and the executive's dependents under our medical and dental plans provided that a timely election is made pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or COBRA, at the executive's expense.

2006 Stock Option and Restricted Stock Plan

        The board of directors of Cellu Parent has adopted the 2006 Stock Option and Restricted Stock Plan. The 2006 Stock Option and Restricted Stock Plan authorizes the award of incentive stock options, which are stock options that qualify for special federal income tax treatment, as well as non-qualified stock options. The exercise price of any stock option granted under the 2006 Stock Option and Restricted Stock Plan may not be less than the fair market value of the common stock on the date of grant. In general, each option granted under the 2006 Stock Option and Restricted Stock Plan vests annually in four equal installments and expires ten years from the date of grant, subject to earlier expiration in case of termination of employment. The vesting of stock options is subject to certain acceleration provisions if a change in control occurs. However, upon a change in control, any unvested restricted stock awards become fully vested. The Plan also authorizes awards of restricted stock.

2001 Stock Incentive Plan

        Prior to the Merger, the board of directors of our parent, Cellu Paper, adopted the 2001 Stock Incentive Plan, or the 2001 Plan. The 2001 Plan authorized the award of incentive stock options, which are stock options that qualify for special federal income tax treatment, to purchase shares of common stock of Cellu Paper, as well as non-qualified stock options. In the event of any change in control, any outstanding equity awards become fully vested. The 2001 Plan also authorized awards of restricted stock of Cellu Paper.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2009

Name (a)	Grant Date (b)		Estimated Potential/Future Payouts Under Non-Equity Incentive Plan Awards Threshold ($) (c)	Estimated Potential/Future Payouts Under Non-Equity Incentive Plan Awards Target ($)(d)	Estimated Potential/Future Payouts Under Non-Equity Incentive Plan Awards Max ($)(e)	All Other Stock Awards Number of Shares of Stock or Units (#)(i)	All Other Option Awards: Number of Securities Underlying Options (#)(j)	Exercise or Base Price of Option Awards ($/SH) (k)	Grant Date Fair Value of Stock and Option Awards(1)(2)
Russell Taylor	—		—	—	—	—	—	—	—
		(2)	$237,500	$475,000	$475,000	—	—	—	—
David Morris	—		—	—	—	—	—	—	—
		(2)	$125,000	$250,000	$250,000	—	—	—	—
Steven. Ziessler	—		—	—	—	—	—	—	—
		(2)	$150,000	$300,000	$300,000	—	—	—	—
Edwin Litton	4/08		—	—	—	—	25	$942.99	$15,132
		(2)	$44,290	$88,580	$88,580	—	—	—	—

(1)
This column reflects the full grant date value of the option award under FAS No. 123R granted to Mr. Litton in fiscal year 2009. We use the Black-Scholes option pricing model to estimate the fair value of options on the date of grant which requires certain estimates to be made by management including the expected forfeiture rate and expected term of the options. The actual value, if any, that a named executive officer may realize upon exercise of stock options will depend on the excess of the stock price over the base value on the date of exercise, so there is no assurance that the value realized by a named executive officer will be at or near the value estimated by the Black-Scholes model. The assumptions used in determining the grant date fair values of these stock and option awards are set forth in the notes to our consolidated financial statements included elsewhere in this Annual Report

(2)
The amounts reflected in columns (c), (d) and (e) represent the potential minimum and target/maximum payouts of the incentive-based cash awards that could be earned for fiscal year 2009 by each of the named executive officers. See footnote 4 to Summary Compensation Table for actual amounts earned in fiscal year 2009 and payable in fiscal year 2010.

 OUTSTANDING EQUITY AWARDS AT FISCAL 2009 YEAR-END

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Russell Taylor	—	—	—	—	1,889	1,668,497
David Morris	—	—	—	—	525	463,717
Steven. Ziessler	—	—	—	—	675	596,207
Edwin Litton	—	25	$942.99	2018	—	—
	—	25	$979.25	2017	—	—
	—	50	$426.69	2016	—	—

(1)
Stock option and restricted stock award generally vest ratably over four years from the date of grant. The restricted stock award grant date for both Mr. Taylor and Mr. Ziessler stock award was 6/12/06 and for Mr. Morris' 8/6/07. The stock option grant dates for stock option grants to Mr. Litton were as follows: 25—8/15/06; 25—12/3/06; 25—4/9/07; 25—4/7/08.

(2)
The fair market value is determined based on the number of shares not vested as of February 28, 2009 at the fair market value of Cellu Parent common stock as of the closest valuation date to February 28, 2009.

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2009

        The following table includes certain information with respect to restricted stock awards that vested during fiscal year 2009:

	Option Awards		Stock Awards
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Russell C. Taylor	—	—	944.5	$890,654
David J. Morris	—	—	175	$164,850
Steven D. Ziessler	—	—	337.5	$318,259
W. Edwin Litton	—	—	—	—

(1)
Represents restricted shares of our parent's common stock, which became vested during fiscal year 2009. Restricted shares vested in four equal annual installments beginning on June 12, 2006. The value realized is determined based on the fair market value of Cellu Parent common stock on the date of vesting.

Potential Payments Upon Termination or Change in Control

        The following tables summarize the value of the termination payments and benefits that Messrs. Taylor, Ziessler, Morris and Litton would receive if they had terminated employment on February 28, 2009 under the circumstances shown, pursuant to employment agreements and restricted stock agreements we have entered into with each of them. For further description of the employment agreements and restricted stock agreements governing these payments, see "Employment Agreements; Restricted Stock Award Agreements." The tables exclude (1) amounts accrued through February 28, 2009 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and earned annual bonus for fiscal year 2009 and reimbursed business expenses and (2) vested account balances under our 401(k) Plan that is generally available to all of our employees.

Russell C. Taylor

Benefit	Retirement ($)	Death ($)		Disability ($)		Termination by Company without Cause or Executive with Good Reason ($)		Termination due to Non- Renewal by Company (Other Than for Cause) ($)		Termination Within Two Years Following or Three Months Prior to a Change in Control ($)(1)		Change in Control Without a Termination ($)
Cash Severance	$—	$475,000	(2)	$475,000	(2)	$1,543,750	(3)	$950,000	(4)	$1,900,000	(5)	$—
Acceleration of Restricted Stock Vesting	$—	$834,249	(6)	$834,249	(6)	$—		$1,668,497	(7)	$—		1,668,497	(7)
Health & Welfare Benefits	$—	$23,900	(8)	$23,900	(8)	$23,900	(8)	$23,900	(8)	$34,700	(8)	—
Excise Tax Gross Up	$—	$—		$—		$—		$—		$—	(9)	$—

Total	$—	$1,333,149		$1,333,149		$1,567,650		$2,642,397		$3,603,197		1,668,497

(1)
Excluding a termination for cause or by reason of death or disability.

(2)
Excluding accrued, but unpaid, base salary and annual bonus, executive is entitled to receive a lump sum payment equal to the lesser of (A) 12 months of base salary or (B) base salary for a period equal to the remainder of the term of the employment agreement.

(3)
Excluding accrued, but unpaid, base salary and annual bonus, executive is entitled to receive a (1) lump sum payment equal to the greater of (A) 24 months of base salary or (B) base salary for a period equal to the remainder of the term of the employment; and (2) lump sump equal to the greater of (x) one times the Target Bonus or (y) payment of the Target Bonus with respect to a period equal to the remainder of the term of the employment agreement.

(4)
Excluding accrued, but unpaid, base salary and annual bonus, executive is entitled to receive a lump sum payment equal to 24 months of base salary.

(5)
Excluding accrued, but unpaid, base salary and annual bonus, executive is entitled to receive a (1) lump sum payment equal to the greater of (A) 36 months of base salary or (B) base salary for a period equal to the remainder of the term of the employment agreement; and (2) lump sump equal to one times the Target Bonus. Payments in respect of a change in control with a termination are in lieu of payments for termination by reason of death or disability or by the Company without cause or the executive for good reason or non-renewal of the employment agreement.

(6)
Reflects the value of 50% of the restricted shares not yet vested which vest on an accelerated basis in connection with a termination due to death or disability, calculated in accordance with the fair market value of the common stock of Cellu Parent as of February 28, 2009.

(7)
Reflects the value of 100% of the restricted shares not yet vested which vest on an accelerated basis in connection with a termination due to non-renewal of the executive's employment agreement (other than for cause), or in a change in control without a termination calculated in accordance with the fair market value of the common stock of Cellu Parent as of February 28, 2009.

(8)
Executive is entitled to continued medical insurance coverage for the applicable period and, if terminated without cause or by executive with good reason, the premium cost for a one-year term life insurance policy in the amount of $1,000,000.

(9)
Based on a change in control date of February 28, 2009 and a termination of employment on such date, the resulting parachute payments did not exceed the threshold for imposing any excise taxes under Internal Revenue Code section 4999. As a result, no excise tax gross up would have been required.

 David J. Morris

Benefit	Retirement ($)	Death ($)		Disability ($)		Termination by Company without Cause or Executive with Good Reason ($)		Termination due to Non- Renewal by Company (Other Than for Cause) ($)			Termination Within Two Years Following or Three Months Prior to a Change in Control $(1)		Change in Control Without a Termination $
Cash Severance	$—	$250,000	(2)	$250,000	(2)	$772,500	(3)		$515,000	(4)	$—	(5)	$—	(5)
Acceleration of Restricted Stock Vesting	$—	$231,859	(6)	$231,859	(6)	$—			$463,717	(7)	$463,717		$463,717
Health & Welfare Benefits	$—	$21,600	(8)	$21,600	(8)	$27,000	(8)		$21,600	(8)	$—	(8)	$—
Excise Tax Gross Up	$—	$—		$—		$—		$	—(9)		$—		$—

Total	$—	$503,459		$503,459		$799,500			$1,000,317		$463,717		$463,717

(1)
Excluding a termination for cause or by reason of death or disability.

(2)
Excluding accrued, but unpaid, base salary and annual bonus, executive is entitled to receive a lump sum payment equal to the lesser of (A) 12 months of base salary or (B) base salary for a period equal to the remainder of the term of the employment agreement.

(3)
Excluding accrued, but unpaid, base salary and annual bonus, executive is entitled to receive a (1) lump sum payment equal to 24 months of base salary; and (2) lump sump equal to one times the Target Bonus.

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

(6)
Reflects the value of 50% of the restricted shares not yet vested which vests on an accelerated basis in connection with a termination due to death or disability, calculated in accordance with the fair market value of the common stock of Cellu Parent as of February 28, 2009.

(7)
Reflects the value of 100% of the restricted shares not yet vested which vests on an accelerated basis in connection with a termination due to non-renewal of the executive's employment agreement (other than for cause), or in a change in control without a termination calculated in accordance with the fair market value of the common stock of Cellu Parent as of February 28, 2009.

(8)
Executive is entitled to continued medical insurance coverage for the applicable period.

(9)
Based on a change in control date of February 28, 2009 and a termination of employment on such date, the resulting parachute payments did not exceed the threshold for imposing any excise taxes under Internal Revenue Code section 4999. As a result, no excise tax gross up would have been required.

 Steven D. Ziessler

Benefit	Retirement ($)	Death ($)		Disability ($)		Termination by Company without Cause or Executive with Good Reason ($)		Termination due to Non- Renewal by Company (Other Than for Cause) ($)		Termination Within Two Years Following or Three Months Prior to a Change in Control $(1)		Change in Control Without a Termination ($)
Cash Severance	$—	$300,000	(2)	$300,000	(2)	$945,000	(3)	$630,000	(4)	$—	(5)	$—	(5)
Acceleration of Restricted Stock Vesting	$—	$298,104	(6)	$298,104	(6)	$—		$596,207	(7)	$596,207		$596,207	(7)
Health & Welfare Benefits	$—	$13,100	(8)	$13,100	(8)	$13,100	(8)	$23,900	(8)	$—		$—
Excise Tax Gross Up	$—	$—		$—		$—		$—		$—	(9)	$—

Total	$—	$611,204		$611,204		$958,100		$1,250,107		$596,207		$596,207

(1)
Excluding a termination for cause or by reason of death or disability.

(2)
Excluding accrued, but unpaid, base salary and annual bonus, executive is entitled to receive a lump sum payment equal to the lesser of (A) 12 months of base salary or (B) base salary for a period equal to the remainder of the term of the employment agreement.

(3)
Excluding accrued, but unpaid, base salary and annual bonus, executive is entitled to receive a (1) lump sum payment equal to 24 months of base salary; and (2) lump sump equal to one times the Target Bonus.

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

(6)
Reflects the value of 50% of the restricted shares not yet vested which vest on an accelerated basis in connection with a termination due to death or disability, calculated in accordance with the fair market value of the common stock of Cellu Parent as of February 28, 2009.

(7)
Reflects the value of 100% of the restricted shares not yet vested which vest on an accelerated basis in connection with a termination due to non-renewal of the executive's employment agreement (other than for cause), or in a change in control without a termination, calculated in accordance with the fair market value of the common stock of Cellu Parent as of February 28, 2009.

(8)
Executive is entitled to continued medical insurance coverage for the applicable period and, if terminated without cause or by executive with good reason, the premium cost for a one-year term life insurance policy in the amount of $1,000,000.

(9)
Based on a change in control date of February 28, 2009 and a termination of employment on such date, the resulting parachute payments did not exceed the threshold for imposing any excise taxes under Internal Revenue Code section 4999. As a result, no excise tax gross up would have been required.

W. Edwin Litton

        Mr. Litton is not entitled to any payments in connection with any termination, including, without limitation, resignation, severance, retirement, death, disability, for cause, without cause or as a result of a change in control (nor is he entitled to any gross-up payments under Section 4999 of the Internal Revenue Code), except that, in the event of a change in control, any unvested stock options held by Mr. Litton to purchase shares of common stock of Cellu Parent would be fully accelerated. Accordingly, if Mr. Litton's employment was terminated on February 28, 2009 due to a change in control, the difference between the exercise price and the fair market value of 50 shares of common stock of Cellu Parent as of February 29, 2008 was $25,815. Mr. Litton holds 25 other stock options for which the fair market value as of February 28, 2009 equaled the exercise price of his unvested options and 25 other stock options for which the fair market value as of February 28, 2009 was less than the exercise price, which would accelerate in connection with a change in control. Notwithstanding the foregoing, Mr. Litton is entitled to (1) amounts accrued through the date of termination that would be paid in the normal course of continued employment, such as accrued but unpaid salary and earned annual bonus, (2) vested account balances under our 401(k) Plan that is generally available to all of our employees and (3) any post-employment benefits that are available to all of our salaried employees and do not discriminate in favor of Mr. Litton. Furthermore, under the provisions of the severance plan, he would be entitled severance equal to one year's salary of $177,160.

Compensation of Directors

        Members of our board of directors (including Russell C. Taylor, our president and chief executive officer) do not receive director's fees, equity awards or other compensation for serving as directors. All members of our board of directors are reimbursed for actual expenses incurred in connection with attendance at board meetings. Compensation payable to Mr. Taylor as a named executive officer for fiscal year 2009, fiscal year 2008 and fiscal year 2007 is reported in the Summary Compensation Table above.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFCIAL OWNERS AND MANAGEMENT

        We are a wholly owned subsidiary of Cellu Paper Holdings, Inc (referred to herein as our parent) and a wholly owned indirect subsidiary of Cellu Parent Corporation (referred to herein as Cellu Parent). As of the date of this report, our parent's outstanding capital stock consisted of 11,127 shares of common stock, par value $0.01 per share, all of which was beneficially owned by Cellu Parent. As of the date of this report, Cellu Parent's outstanding capital stock consisted of 53,702 shares of Series A preferred stock, 10,061 shares of Series B preferred stock and 6,464 shares of common stock, par value $0.01 per share. The following table sets forth information with respect to the beneficial ownership of Cellu Parent's common stock as of April 24, 2009 by:

  •
  each person who is known by us to beneficially own more than 5% of the outstanding shares of common stock;

  •
  each executive officer named in the summary compensation table;

  •
  each member of our board of directors; and

  •
  all members of our board of directors and executive officers as a group.

        To our knowledge, each of the holders of common stock listed below has sole voting and investment power as to the shares of common stock beneficially owned by such holder, unless otherwise noted. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of May 1, 2009 are deemed outstanding for computing the ownership percentage of the stockholder holding such options, but are not deemed outstanding for computing the ownership of any other stockholder.

Name and address of beneficial owner	Number of Shares of Series A Preferred Stock		% of Class	Number of Shares of Series B Preferred Stock		% of Class	Number of Shares of Common Stock	% of Class
Weston Presidio V(1)	49,202		91.6%	9,437		93.8%	—	—
Russell C. Taylor(2)(3)	3,631		6.8%	335		3.3%	3,778	58.3%
David J. Morris(2)(3)	—		—	70		Less than 1%	700	10.8%
Steven D. Ziessler(2)(3)	296		Less than 1%	65		Less than 1%	1,349	20.8%
W. Edwin Litton(2)	—		—	—		—	—	—
R. Sean Honey(1)	49,202	(4)	91.6%	9,437	(4)	93.8%	—	—
David L. Ferguson(1)	49,202	(4)	91.6%	9,437	(4)	93.8%	—	—
Scott M. Bell(1)	—		—	—			—	—
All directors and executive officers as a group (7 persons)	53,129		98.9%	9,907		98.4%	5,827	90.0%

(1)
The address for Weston Presidio V and for each of Messrs. Honey, Ferguson and Bell is Pier 1 Bay 2, San Francisco, California 94111.

(2)
The address for each officer is c/o Cellu Tissue Holdings, Inc., 1855 Lockeway Drive, Alpharetta, Georgia 30004.

(3)
Common stock ownership represents restricted stock that vests ratably over four years. As of February 28, 2009, 1,889, 525 and 675 for Messrs. Taylor, Morris and Ziessler, respectively, have not vested.

(4)
Each of Messrs. Honey and Ferguson is a partner of Weston Presidio and, as such, is deemed to have shared voting and investment power (along with other partners of Weston Presidio) as to the shares of common stock beneficially owned directly by Weston Presidio V. Each of Messrs. Honey and Ferguson disclaims beneficial ownership with respect to the shares beneficially owned by Weston Presidio V.

        The following table summarizes shares of common stock of our Cellu Parent, our indirect parent, to be issued upon exercise of options, the weighted-average exercise price of outstanding options and options available for future issuance as of February 28, 2009.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (b)	REMAINING AVAILABLE NUMBER OF SECURITIES FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (c)
Equity compensation plans approved by security holders	1,444	$776.77	187
Equity compensation plans not approved by security holders	—	—	—

Total	1,444	$776.77	187

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Agreement

        On June 12, 2006, the Company, Cellu Parent, and Cellu Acquisition Corporation entered into a Management Agreement (the "Management Agreement") with Weston Presidio Service Company, LLC ("Weston Presidio Service Company"), pursuant to which Weston Presidio Service Company has agreed to provide the Company with certain management, consulting financial and other advisory services. Weston Presidio Service Company is an affiliate of Weston Presidio V, which is the controlling shareholder of Cellu Parent, which is the sole shareholder of the Company's parent corporation, Cellu Paper. In consideration for such services, the Company, Cellu Parent and Cellu Acquisition Corporation have jointly and severally agreed to pay Weston Presidio Service Company an annual fee of $450,000, to be paid in equal quarterly installments, and to reimburse expenses of Weston Presidio Service Company and its affiliates. In addition, in connection with the acquisition of us by Weston Presidio V and as required by the Management Agreement, the Company paid Weston Presidio Service Company a fee in the amount of $2,000,000. The Management Agreement expires on June 12, 2016 but will be automatically extended on each anniversary of such date for an additional year unless one of the parties provides written notice of its desire not to automatically extend the term at least 90 days prior to such anniversary. Weston Presidio Service Company may terminate the Management Agreement upon not less than 10 days written notice to the Company, and the Management Agreement will terminate upon the consummation of an initial public offering or a change of control. The Management Agreement also provides that the Company, Cellu Parent and Cellu Acquisition Corporation will jointly and severally indemnify Weston Presidio Service Company and its affiliates and their related persons from and against any and all actions, causes of action, suits, claims, liabilities, losses, damages and costs and expenses incurred as a result of, arising out of, or in any way relating to the Management Agreement, the services provided under the Management Agreement, the acquisition of the Company by Weston Presidio V or its equity interest in and ownership of the Company or Cellu Parent, except for any such indemnified liabilities arising on account of gross negligence or willful misconduct of the party seeking indemnification. If and to the extent that indemnification may be unavailable or unenforceable for any reason, the Company, Cellu Parent and Cellu Acquisition Corporation agree to make the maximum contribution to the payment and satisfaction of each of the indemnified liabilities that is permissible under applicable law. The foregoing description is qualified in its entirety by reference to the actual Management Agreement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Aggregate fees for professional services rendered to us by PricewaterhouseCoopers LLP as of and for the fiscal year ended February 28, 2009 and aggregate fees for professional services rendered to us by Ernst & Young LLP as of and for the fiscal year ended February 29, 2008 are set forth below. The aggregate fees included in the Audit Fees category are fees billed for the fiscal years for the audit of our annual financial statements and review of regulatory filings. The aggregate fees included in each of the other categories are for fees billed in the fiscal years.

	February 28, 2009	February 29, 2008
Audit Fees	$756,675	$527,000
Audit-Related Fees	282,000	95,700
Tax Fees	—	418,935

Total Fees	$1,038,675	$1,041,655

        Note: On November 18, 2008, the Audit Committee dismissed Ernst & Young LLP as the Company's independent registered public accounting firm. Audit fees, audit-related fees and tax fees paid to such firm in fiscal year 2009 were $440,528, $265,000 and $223,949, respectively. On the same date, the Audit Committee approved the engagement of PricewaterhouseCoopers LLP as the independent registered public accounting firm. The audit and audit-related fees shown above for fiscal year 2009 were paid to such firm.

        Audit Fees:    Fees for audit services include fees associated with the annual audits and reviews of our quarterly reports on Form 10-Q and annual report on Form 10-K, which were pre-approved by the Company's audit committee.

        Audit-Related Fees:    Fees for audit-related services in fiscal year 2009 and fiscal year 2008 relate to the acquisition related audit including due-diligence, which were pre-approved by the Company's audit committee.

        Tax Fees:    Fees for tax services relate to the preparation of U.S. and Canadian tax returns, other miscellaneous compliance matters and foreign tax planning, which were pre-approved by the Company's audit committee.

        In accordance with the Audit Committee Charter, the Audit Committee shall approve all audit and non-audit engagements of the Company's independent auditors in advance. The Audit Committee shall not approve any engagements of the Company's independent auditors with respect to those services set forth in Section 10A(g)(1) through (9) of the Exchange Act. In the event the Audit Committee approves any non-audit services by the Company's independent auditors, such approval shall be disclosed in periodic reports filed under the Exchange Act. The pre-approval requirement is not applicable with respect to the provision of non-audit services by the Company's independent auditors where (i) such services were not recognized by the Company at the time of the engagement to be non-audit services, (ii) the aggregate amount of all such non-audit services provided to the Company constitutes not more than 5% of the total amount paid by the Company to the Company's independent auditors during the fiscal year in which the non-audit services are provided and (iii) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee.

PART IV

ITEM 15.    EXHIBITS and FINANCIAL STATEMENT SCHEDULES

  (a)
  Index to documents filed as part of this report:

    1. and 2. Financial Statements and Financial Statement Schedules

    The response to this portion of Item 15 is submitted as a separate section of this report beginning with an index thereto on page F-1.

  (b)
  Exhibits

    The following exhibits are filed with this report or incorporated by reference:

INDEX TO EXHIBITS

Exhibit No.
3.1		Certificate of Incorporation of Cellu Tissue Holdings, Inc. (the "Company") (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

3.2		By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

4.1A		Indenture, dated as of March 12, 2004, by and among the Company, the Subsidiary Guarantors (as defined therein) and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

4.1B		First Supplemental Indenture, dated as of June 2, 2006, by and among the Company, the subsidiary guarantors, and the Bank of New York Trust Company, N.A., as successor trustee to the Bank of New York (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed with the SEC on June 16, 2006)

4.1C		Second Supplemental Indenture, dated March 21, 2007, by and among the Company, the subsidiary guarantors, and The Bank of New York Trust Company, N.A., as successor trustee to the Bank of New York (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K/A, filed with the SEC on March 27, 2007)

4.1D		Third Supplemental Indenture, dated July 2, 2008, by and among Cellu Tissue Holdings, Inc., the subsidiary guarantors, and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York. (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K, filed with the SEC on July 8, 2008)

4.1E	*	Fourth Supplemental Indenture, dated April 8, 2009, by and among Cellu Paper Holdings, Inc., Cellu Tissue Holdings, Inc., the subsidiary guarantors and The Bank of New York Mellon Trust Company, N.A., as successor trustee to the Bank of New York.

4.2		Form of 9 3/4% Senior Secured Exchange Note due 2010 (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

4.3		Notation of Guarantee, Natural Dam, Neenah, Cellu Tissue LLC, Coastal, Interlake, Menominee, Van Paper and Van Timber as Guarantors (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))
4.4
Indenture, dated March 1, 1998, between City of Ladysmith, Wisconsin and Norwest Bank Wisconsin, N.A. (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K/A, filed with the SEC on March 21, 2007)

10.1		Employment Agreement, dated June 12, 2006, between Russell Taylor and the Company (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended May 25, 2006)

Exhibit No.
10.2		Employment Agreement, dated June 12, 2006, between Dianne Scheu and the Company (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended May 25, 2006)

10.3		Employment Agreement, dated June 12, 2006, between Steven Ziessler and the Company (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended May 25, 2006)

10.4		Cellu Parent Corporation 2006 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on June 16, 2006)

10.5		Management Agreement, dated June 12, 2006, by and among Cellu Parent Corporation, Cellu Acquisition Corporation, the Company and Weston Presidio Service Company, LLC (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed with the SEC on June 16, 2006)

10.8	*	Shareholders Agreement, dated as of June 12, 2006, among Cellu Parent Corporation and each of the Security Holders.

10.9		Cellu Paper Holdings 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-4 dated September 3, 2004 (No.333-118829))

10.10		Bonus Agreement, dated as of March 27, 2006, between Cellu Tissue Holdings, Inc. and Russell C. Taylor (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2006)

10.11		Bonus Agreement, dated as of March 27, 2006, between Cellu Tissue Holdings, Inc. and Dianne M. Scheu (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2006)

10.12		Bonus Agreement, dated as of March 27, 2006, between Cellu Tissue Holdings, Inc. and Steven Ziessler (incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2006)

10.13		Restricted Stock Agreement, dated as of March 27, 2006, between Cellu Paper Holdings, Inc. and Dianne M. Scheu (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2006)

10.14		Restricted Stock Agreement, dated as of March 27, 2006, between Cellu Paper Holdings, Inc. and Steven Ziessler (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2006)

10.15		Cellu Tissue Holdings, Inc. Severance Pay Plan (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2005)

10.16		Agreement and Plan of Merger by and among Cellu Parent Corporation, Cellu Acquisition Corporation and Cellu Paper Holdings, Inc. (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K, filed with the SEC on May 9, 2006)

Exhibit No.
10.17	Credit Agreement, dated as of June 12, 2006, among Cellu Paper, the Company, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of the Company, as Canadian Borrower, the loan guarantors party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, JPMorgan Chase Bank, N.A. Toronto Branch, as Canadian Administrative Agent,, and the lenders party thereto (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed with the SEC on June 16, 2006)

10.18	Merger Agreement among the Company, Cellu City Acquisition Corporation, Wayne Gullstad as the Shareholders' Representative and CityForest Corporation, dated February 26, 2007 (incorporated by reference to Exhibit 10.1 of the Company Current Report on Form 8-K, filed with the SEC on March 1, 2007

10.29	Note Purchase Agreement, dated March 21, 2007, between the Company and Wingate Capital Ltd. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K/A, filed with the SEC on March 27, 2007)

10.20	First Amendment, dated March 21, 2007, to Credit Agreement dated June 12, 2006 (as amended by the Amendment, the "Amended Credit Agreement") among the Company, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of the Company, as Canadian Borrower, certain subsidiaries of the Company, Cellu Paper Holdings, Inc., the parent corporation of the Company, JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K/A, filed with the SEC on March 27, 2007)

10.21	Amended and Restated Reimbursement Agreement, dated March 21, 2007, between Cellu Tissue-CityForest LLC and Associated Bank, National Association (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K/A, filed with the SEC on March 27, 2007)

10.22	Loan Agreement, dated March 1, 1998, between CityForest Corporation and City of Ladysmith, Wisconsin (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K/A, filed with the SEC on March 27, 2007)

10.23	Guaranty, dated March 1, 1998, executed by the Company in favor of Associated Bank, National Association (incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K/A, filed with the SEC on March 27, 2007)

10.24	Employment Agreement, dated August 6, 2007, between David Morris and the Company (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended August 30, 2007)

10.25	Asset Purchase Agreement, dated July 2, 2008, between Cellu Tissue Holdings, Inc. and Atlantic Paper & Foil Corp. of N.Y., Atlantic Lakeside Properties, LLC, Atlantic Paper & Foil, LLC, Atlantic Paper & Foil of Georgia, LLC and Consumer Licensing Corporation, as Sellers (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the SEC on July 8, 2008)

10.26	Form of Note, dated July 2, 2008 and issued to Atlantic Paper & Foil Corp. of N.Y. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed with the SEC on July 8, 2008

Exhibit No.
10.27
Note Purchase Agreement, dated July 2, 2008 between Cellu Tissue Holdings, Inc. and GMAM Investment Funds Trust II, for the account of the Promark Alternative High Yield Bond Fund (Account No. 7M2E), GMAM Investment Funds Trust, General Motors Welfare Benefit Trust (VEBA), GMAM Investment Funds Trust II for the account of the Promark Alternative High Yield Bond Fund (Account No. 7MWD), DDJ High Yield Fund, Multi-Style, Multi-Manager Funds PLC The Global Strategic Yield Fund (f/k/a Multi-Style, Multi-Manager Funds PLC The Global High Yield Fund), DDJ Capital Management Group Trust, Stichting Pensioenfonds Hoogovens, Caterpillar Inc. Master Retirement Trust, J.C. Penney Corporation, Inc. Pension Plan Trust, Stichting Bewaarder Interpolis Pensioenen Global High Yield Pool, DDJ/Ontario OS Investment Sub II, Ltd. and Stichting Pensioenfonds Metaal en Techniek. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed with the SEC on July 8, 2008)

10.28		Note Purchase Agreement, dated July 2, 2008 between Cellu Tissue Holdings, Inc. and Claren Road Credit Master Fund, Ltd. (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed with the SEC on July 8, 2008)

10.29		Note Purchase Agreement, dated July 2, 2008 between Cellu Tissue Holdings, Inc. and UBS High Yield Relationship Fund, a series of the UBS Relationship funds. (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K, filed with the SEC on July 8, 2008)

10.30		Second Amendment, dated July 2, 2008 to the Credit Agreement dated June 12, 2006 among Cellu Tissue, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of Cellu Tissue, as Canadian Borrower, certain subsidiaries of Cellu Tissue, Cellu Paper Holdings, Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch. (incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K, filed with the SEC on July 8, 2008)

10.31		Third Amendment, dated September 26, 2008 to the Credit Agreement dated June 12, 2006 among Cellu Tissue, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of Cellu Tissue, as Canadian Borrower, certain subsidiaries of Cellu Tissue, Cellu Paper Holdings, Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q, filed with the SEC on October 10, 2008)

10.32	*	Amended and Restated Intercreditor Agreement, dated as of June 1, 2006 among Cellu Tissue Holdings, Inc., Cellu Paper Holdings, Inc., Bank of New York Trust Company, N.A., as note collateral agent, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and The CIT Group/Business Credit, Inc., as agent to the prior bank lenders

10.33	*	Amended and Restated Security Agreement, dated as of June 12, 2006 by and among Cellu Tissue Holdings, Inc., and certain of its subsidiaries and The Bank of New York Trust Company, N.A., as Collateral Agent

10.34	*	Corporate Bonus Plan, Fiscal Year 2009

10.35		Corporate Bonus Plan, dated June 21, 2007 (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K/A, filed with the SEC on February 3, 2009)

14.1		Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2005)

Exhibit No.
21.1	*	List of subsidiaries of the Company

31.1	*	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	*	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

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

May 8, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RUSSELL C. TAYLOR Russell C. Taylor, President (Principal Executive Officer), Director	/s/ DAVID J. MORRIS Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ SEAN HONEY Chairman and Director	/s/ DAVID FERGUSON Director
/s/ SCOTT BELL Director

FORM 10-K
ITEM 15(a) (1) and (2)
CELLU TISSUE HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets—February 28, 2009 and February 29, 2008	F-4

Consolidated Statements of Operations—for the fiscal years ended February 28, 2009 and February 29, 2008 (post-merger), for the period from June 13, 2006 to February 28, 2007 (post-merger) and for the period from March 1, 2006 to June 12, 2006 (pre-merger)

F-5

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)—for the fiscal years ended February 28, 2009 and February 29, 2008 (post-merger), for the period from June 13, 2006 to February 28, 2007 (post-merger) and for the period from March 1, 2006 to June 12, 2006 (pre-merger)

F-6

Consolidated Statements of Cash Flows—for the fiscal years ended February 28, 2009 and February 29, 2008 (post-merger), for the period from June 13, 2006 to February 28, 2007 (post-merger), and for the period from March 1, 2006 to June 12, 2006 (pre-merger)

F-7
Notes to Consolidated Financial Statements	F-8
Schedule II—Valuation and Qualifying Accounts of Cellu Tissue Holdings, Inc. is included in Item 15	F-35

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Cellu Tissue Holdings, Inc. and Subsidiaries:

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity (deficiency) and of cash flows present fairly, in all material respects, the financial position of Cellu Tissue Holdings, Inc. and its subsidiaries (the Company) at February 28, 2009, and the results of their operations and their cash flows for the year ended February 28, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule information for the year ended February 28, 2009 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinions.

PricewaterhouseCoopers LLP
Atlanta, Georgia
May 8, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Cellu Tissue Holdings, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheet of Cellu Tissue Holdings, Inc. and Subsidiaries (the "Company") as of February 29, 2008, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the fiscal year ended February 29, 2008 (post-merger) and for the periods from June 13, 2006 to February 28, 2007 (post-merger) and from March 1, 2006 to June 12, 2006 (pre-merger). Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cellu Tissue Holdings, Inc. and Subsidiaries at February 29, 2008, and the consolidated results of their operations and their cash flows for the fiscal year ended February 29, 2008 (post-merger) and for the periods from June 13, 2006 to February 28, 2007 (post-merger), and from March 1, 2006 to June 12, 2006 (pre-merger), in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 8 to the Consolidated Financial Statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109", effective March 1, 2007.

/s/ Ernst & Young LLP
Hartford, Connecticut
January 28, 2009

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	February 28, 2009	February 29, 2008
Assets
Current assets:
Cash and cash equivalents	$361,035	$883,388
Receivables, net of allowance of $385,323 in 2009 and $169,811 in 2008	54,065,899	44,542,337
Inventories	47,216,049	33,996,439
Prepaid expenses and other current assets	1,847,398	3,745,989
Reserved cash	238,376	209,057
Income tax receivable	174,084	177,281
Deferred income taxes	3,515,295	7,157,191

Total current assets	107,418,136	90,711,682
Property, plant and equipment, net	301,987,941	310,488,081
Goodwill	41,020,138	11,334,755
Other intangibles, net	31,672,477	9,400,000
Reserved cash	1,050,417	1,034,899
Other assets	897,691	247,262

Total assets	$484,046,800	$423,216,679

Liabilities and stockholders' equity
Current liabilities:
Bank overdrafts	$3,285,420	$—
Revolving line of credit	18,530,824	9,800,000
Accounts payable	16,726,143	24,055,782
Accrued expenses	26,548,639	19,085,912
Accrued interest	10,160,124	8,253,915
Other current liabilities	17,448,707	15,000,000
Current portion of long-term debt	760,000	760,000

Total current liabilities	93,459,857	76,955,609
Long-term debt, less current portion	242,361,944	198,086,944
Deferred income taxes	75,110,277	81,940,082
Other liabilities	5,378,059	20,148,590
Stockholders' equity:
Common stock, Class A, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding as of February 28, 2009 and February 29, 2008	1	1
Capital in excess of par value	70,948,860	47,035,214
Accumulated earnings (deficit)	3,698,071	(2,862,117)
Accumulated other comprehensive (loss) income	(6,910,269)	1,912,356

Total stockholders' equity	67,736,663	46,085,454

Total liabilities and stockholders' equity	$484,046,800	$423,216,679

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	Fiscal Year Ended February 28, 2009	Fiscal Year Ended February 29, 2008	For the Period June 13, 2006- February 28, 2007	For the Period March 1, 2006- June 12, 2006
	(Post-Merger)	(Post-Merger)	(Post-Merger)	(Pre-Merger)
Net sales	$519,022,843	$443,081,130	$247,411,860	$96,743,812
Cost of goods sold	464,118,066	401,352,016	234,897,497	88,555,692

Gross profit	54,904,777	41,729,114	12,514,363	8,188,120
Selling, general and administrative expenses	20,729,184	18,661,904	7,207,057	4,661,285
Restructuring costs	—	—	240,218	—
Merger-related transaction costs	—	—	142,079	5,933,265
Terminated acquisition-related transaction costs	—	2,078,212	—	—
Stock and related compensation expense	200,275	550,804	3,328,834	—
Vesting of stock option/restricted stock grants	939,530	808,111	497,105	923,580
Amortization expense	2,872,523	—	—	—
Impairment of property, plant and equipment	—	—	488,274	—

Income (loss) from operations	30,163,265	19,630,083	610,796	(3,330,010)
Interest expense, net	(24,709,461)	(19,870,029)	(11,468,975)	(4,896,355)
Foreign currency gain (loss)	562,232	(100,335)	4,802	(133,598)
Other (expense) income	(67,123)	132,623	14,527	27,049

Income (loss) before income tax benefit	5,948,913	(207,658)	(10,838,850)	(8,332,914)
Income tax benefit	(611,275)	(3,909,414)	(4,179,244)	(1,893,683)

Net income (loss)	$6,560,188	$3,701,756	$(6,659,606)	$(6,439,231)

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

	Class A Common Stock	Capital in Excess of Par Value	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficiency)
Balance, February 28, 2006	$1	$615,338	$(11,625,759)	$4,104,860	$(6,905,560)
Net loss 3/1/06-6/12/06			(6,439,231)		(6,439,231)
Foreign currency translation				586,186	586,186

Comprehensive loss 3/1/06-6/12/06					(5,853,045)
Vesting-stock awards 3/1/06-6/12/06		52,658			52,658
Accelerated vesting-stock awards		870,922			870,922
Recapitalization-June 12, 2006		44,223,078	18,064,990	(4,691,046)	57,597,022

Balance, June 12, 2006, after recapitalization	1	45,761,996	—	—	45,761,997
Vesting-stock awards 6/13/06-2/28/07		497,105			497,105
Net loss 6/13/06-2/28/07			(6,659,606)		(6,659,606)
Foreign currency translation			95,733	(942,732)	(846,999)

Comprehensive loss 6/13/06-2/28/07					(7,506,605)

Balance, February 28, 2007	1	46,259,101	(6,563,873)	(942,732)	38,752,497
Vesting-stock awards		776,113			776,113
Net income			3,701,756		3,701,756
Foreign currency translation				2,855,088	2,855,088

Comprehensive income					6,556,844

Balance, February 29, 2008	1	47,035,214	(2,862,117)	1,912,356	46,085,454
Vesting stock awards		939,530			939,530
Equity investment		22,974,116			22,974,116
Net income			6,560,188		6,560,188
Foreign currency translation				(6,105,161)	(6,105,161)
Derivative-unrealized loss				(2,717,464)	(2,717,464)

Comprehensive loss					(2,262,437)

Balance, February 28, 2009	$1	$70,948,860	$3,698,071	$(6,910,269)	$67,736,663

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year Ended February 28, 2009	Fiscal Year Ended February 29, 2008	For the Period June 13, 2006- February 28, 2007	For the Period March 1, 2006- June 12, 2006
	(Post-Merger)	(Post-Merger)	(Post-Merger)	(Pre-Merger)
Cash flows from operating activities
Net income (loss)	$6,560,188	$3,701,756	$(6,659,606)	$(6,439,231)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash inventory charge	—	—	909,264	—
Amortization of debt issuance costs	306,668	—	—	405,568
Amortization of intangibles	2,872,523	—	—	—
Derivative (gain) loss	242,686	(170,564)	(78,295)	—
Depreciation	23,656,245	24,146,137	16,758,505	4,226,643
Deferred income taxes	(2,232,976)	(6,964,358)	(6,891,107)	(396,024)
Accretion of debt discount	1,835,001	616,437	380,560	85,471
Stock-based compensation	939,530	808,111	497,105	923,580
Impairment of property and equipment	—	—	488,274	—
Changes in operating assets and liabilities net of effects of business acquisitions:
Receivables	(3,017,970)	(4,829,995)	2,908,202	(1,994,674)
Inventories	(6,702,780)	(3,696,311)	1,373,920	(2,208,757)
Prepaid expenses and other current assets	1,778,988	1,226,090	1,618,316	(683,329)
Other assets	(123,460)	552,555	(48,517)	(5,328)
Income tax receivable	3,197	137,153	—	—
Accounts payable, accrued expenses, accrued interest and other liabilities	(2,057,997)	4,268,868	(1,471,604)	(298,327)

Total adjustments	17,499,655	16,094,123	16,444,623	54,823

Net cash provided by (used in) operating activities	24,059,843	19,795,879	9,785,017	(6,384,408)
Cash flows from investing activities
Cash paid for acquisition, net of cash received	(64,154,906)	(43,663,270)	—	—
Capital expenditures	(16,401,848)	(20,477,426)	(7,677,141)	(1,937,610)

Net cash used in investing activities	(80,556,754)	(64,140,696)	(7,677,141)	(1,937,610)
Cash flows from financing activities
Equity investment by shareholders	15,001,463	(32,000)	45,761,997	—
Merger consideration paid to former shareholders	—	—	(45,761,997)	—
Cash portion of earnout payment	(7,027,346)	—	—	—
Bank overdrafts	3,285,420	—	—	—
Payments of long-term debt	(760,000)	(575,000)	—	(290,000)
Borrowings on revolving credit facility	85,448,141	69,600,000	—	—
Repayments on revolving credit facility	(76,717,317)	(59,800,000)	—	—
Proceeds from note offering	36,900,000	20,000,000	—	—
Debt issuance costs	(885,958)	—	—	—

Net cash provided by (used in) financing activities	55,244,403	29,193,000	—	(290,000)
Effect of foreign currency	730,155	(225,396)	(266,119)	206,800

Net (decrease) increase in cash and cash equivalents	(522,353)	(15,377,213)	1,841,757	(8,405,218)
Cash and cash equivalents at beginning of period	883,388	16,260,601	14,418,844	22,824,062

Cash and cash equivalents at end of period	$361,035	$883,388	$16,260,601	$14,418,844

Supplemental disclosure of cash flow information
Cash paid during the year for Interest	$18,939,787	$18,397,690	$8,000,787	$8,000,000
Cash paid during the year for Income taxes	$2,373,871	$2,828,444	$248,476	$20,804

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

        On June 12, 2006, the Parent consummated an Agreement and Plan of Merger with Cellu Parent Corporation ("Cellu Parent"), a corporation organized and controlled by Weston Presidio V, L.P. ("Weston Presidio"), and Cellu Acquisition Corporation ("Merger Sub"), a wholly owned subsidiary of Cellu Parent and a newly formed corporation indirectly controlled by Weston Presidio. Pursuant to the agreement, on June 12, 2006, Merger Sub was merged with and into Parent, with the Parent surviving (the "Merger"). Accordingly, the operating results and cash flows for the fiscal year 2007 are presented in the accompanying financial statements on a pre-merger (period from March 1, 2006 to June 12, 2006) and post-merger (period from June 13, 2006 to February 28, 2007) basis. The current and prior year operating results and cash flows are post-merger.

        The Company accounted for the Merger as a purchase in accordance with the provisions of Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, which resulted in a new valuation for the assets and liabilities of the Company based upon fair values as of the date of the Merger. As allowed under SEC Staff Accounting Bulletin No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances ("Push Down Accounting"), the Company has reflected all applicable purchase accounting adjustments in the Company's consolidated financial statements for all periods subsequent to the Merger date. Push Down Accounting requires the Company to establish a new basis for its assets and liabilities based on the amount paid for its equity at the close of business on June 12, 2006. Accordingly, Cellu Parent's ownership basis is reflected in the Company's consolidated financial statements beginning upon completion of the Merger. In order to apply Push Down Accounting, Cellu Parent's purchase price of $280.1 million, including assumption of $162.0 million in aggregate principal amount of the Company's outstanding 9.75% senior secured notes (the "Original Notes"), and $39.0 million of operating liabilities and an additional $35 million of contingent consideration was allocated to the assets and liabilities based on their fair values. With respect to the contingent consideration, the Company has the option to settle contingent consideration due to certain members of management in preferred stock of Cellu Parent in lieu of cash if such individuals are no longer employed by the Company at the time of payout. If these individuals are not employed at the time of the payout, it is at the Company's discretion if the individual receives cash or stock. As noted above, the total consideration includes an adjustment for up to an additional $35.0 million in contingent earnout consideration based upon the achievement of certain financial targets. If any portion of the earned contingent payment is unable to be made by the Company, then Weston Presidio has agreed to provide the necessary funds to former holders of the Parent's capital stock, options and warrants through an equity investment in the Parent or otherwise. In accordance with SFAS 141, the $35.0 million has been recognized as a liability as of the date of the Merger, of which $15.0 million was paid in fiscal year 2009. Of the remaining $20.0 million, $15.0 million is expected to be paid in fiscal year 2010 and is recorded in other current liabilities as of February 28, 2009. The remaining $5.0 million is recorded in other liabilities as of February 28, 2009. The Merger has resulted in the recognition of goodwill, which has been allocated to the Tissue and Machine-glazed paper segments based on the relative fair values of the net assets acquired. Goodwill reflects the future

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Organization and Nature of Operations (Continued)

earnings and cash flow potential of the acquired business in excess of fair values that are assigned to all other identifiable assets and liabilities.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

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

Inventories

        Inventories are stated at the lower of cost (average cost method) or market. The Company provides allowances for materials or products that are determined to be obsolete, or for quantities on hand in excess of expected normal, future requirements. Included in packaging materials and supplies are felts and wires. These component parts are kept in inventory until they are installed on the machines. Once installed, felts and wires are amortized over their useful lives of approximately three months.

Maintenance and Repairs

        Maintenance and repair expenses that do not qualify to be capitalized are expensed as incurred.

Property, Plant and Equipment

        Property, plant and equipment acquired in connection with the Merger, the CityForest Acquisition and the APF Acquisition (see Note 3) were valued at fair value at the date of acquisition. All other property, plant and equipment acquired is stated at cost. Gains and losses on disposals of fixed assets are included in results of operations at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Depreciation of equipment and amortization of leasehold improvements are computed using the straight-line method over the estimated useful lives of the related assets or the life of the lease term, whichever is shorter. The estimated useful lives of the principal classifications of depreciable assets are as follows:

Life in Years
Buildings and improvements	20-30
Machinery and equipment	15-30
Furniture and fixtures	10
Land improvements	5
Computer software	5

Asset Impairment

        The Company evaluates the appropriateness of the carrying amounts of its long-lived assets at least annually, or whenever indicators of impairment are deemed to exist. In the fourth quarter of fiscal year 2007, the Company shut down its machine-glazed paper machine at its Interlake facility permanently (see Note 14) and, accordingly, recorded an impairment charge of $488,274, which is reflected as a separate line item in the Company's statements of operations for fiscal year 2007. The Company believes that, as of February 28, 2009, there are no significant impairments of the carrying amounts of such assets and no reduction in their estimated useful lives is warranted.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Goodwill and Trademarks

        Goodwill represents cash paid in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized, but tested for impairment annually at year-end, and at any time when events suggest impairment may have occurred. The Company's goodwill impairment test is performed by comparing the fair value of the reporting unit to the carrying value of the reporting unit. The Company has two reporting units (tissue and machine-glazed paper) to which the goodwill is assigned and tested for impairment. The Company incorporates assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows. In the event the carrying value of a reporting unit exceeds its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit's goodwill exceeds its implied fair value. Goodwill as of February 28, 2009 was approximately $41.0 million of which $29.6 million was recorded in connection with an acquisition in the current year (see Note 3). No goodwill impairment has been recorded during fiscal year 2009, fiscal year 2008 or the period from June 13, 2006 to February 28, 2007 (post-merger).

        Trademarks are not amortized, except in connection with the APF Acquisition, but tested for impairment annually at the end of the Company's second quarter and at any time when events suggest impairment may have occurred. The impairment test is performed by comparing the carrying amount to its fair market value at the time of the assessment. In the event the carrying value of the trademark exceeds its fair value, an impairment loss would be recognized. No trademark impairments were recorded during fiscal year 2009, fiscal year 2008 or the period from June 13, 2006 to February 28, 2007 (post-merger).

Stock-Based Compensation

        The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), Share-Based Payments, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using the fair-value-based method and the recording of compensation expense in the Company's consolidated statements of operations. Cellu Parent has one share-based payment arrangement under the 2006 Stock Option and Restricted Stock Plan (the "Plan"). Under the Plan, the administrator of the Plan (the "Plan Administrator") may make awards of options to purchase shares of common stock of Cellu Parent and/or awards of restricted shares of common stock of Cellu Parent. A maximum of 8,095 shares of common stock of Cellu Parent may be delivered in satisfaction of awards under the Plan, determined net of shares of common stock withheld by Cellu Parent in payment of the exercise price of an award or in satisfaction of tax withholding requirements. Key employees and directors of, and consultants and advisors to, Cellu Parent or its affiliates who, in the opinion of the Plan Administrator, are in a position to make a significant contribution to the success of Cellu Parent and its affiliates are eligible to participate in the Plan.

        Stock options are granted with a strike price at the estimated fair value of Cellu Parent's stock on the date of grant and have a 10-year term. Generally, stock option grants vest ratably over four years from the date of grant. The following describes how certain assumptions affecting the estimated fair value of stock options are determined. The dividend yield is zero; the volatility is based on historical market value of Cellu Parent's stock (55%); the risk-free interest rate is based on U.S. Treasury securities (1.4%); and 10-year expected life. The Company uses historical data in order to estimate exercise, termination and holding period behavior for valuation purposes. The fair value of the stock

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

option grant was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of stock options granted was $498.18 per share and the unrecognized total compensation cost as of February 28, 2009 related to nonvested awards is $446,383. A summary of the outstanding options as of February 28, 2009 and for the fiscal year then ended is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, beginning of year	1,125	$733.67	7.80 Years
Forfeited	(125)	$979.25	7.80 Years
Granted	444	$942.99	9.10 Years

Outstanding, end of year	1,444	$776.77	8.20 Years

Exercisable, end of year	375	$610.88	7.70 Years

        On September 1, 2008, Cellu Parent entered into a Restricted Stock Agreement with the Company's newly appointed VP, Sales pursuant to which Cellu Parent granted 300 restricted shares of its common stock to the named individual pursuant to the Plan. The shares will vest and cease to be restricted in four equal annual installments commencing on September 1, 2009, as long as the named individual is continuously employed by the Company until such vesting date with respect to his shares. Any restricted stock outstanding at the time of a Covered Transaction (as defined in the Plan) shall become vested and cease to be restricted stock at the time of a change in control. Additionally, Cellu Parent has agreed to pay an amount to the named individual equal to an amount that would be included in such individual's gross income and payable as income tax as a result of making a Section 83(b) election under the Internal Revenue Code of 1986, as amended. The named individual has made a timely Section 83(b) election and the Company has paid and recorded as compensation expense $200,275 related to the taxes noted above.

        On August 6, 2007, Cellu Parent entered into a Restricted Stock Agreement with the Company's newly appointed Chief Financial Officer, pursuant to which Cellu Parent granted 700 restricted shares of its common stock to the named individual pursuant to the Plan. The shares will vest and cease to be restricted in four equal annual installments commencing on August 6, 2008, as long as the named individual is continuously employed by the Company until such vesting date. with respect to his shares. Any restricted stock outstanding at the time of a Covered Transaction (as defined in the Plan) shall become vested and cease to be restricted stock at the time of a change in control. Additionally, the Parent has agreed to pay an amount to the named individual equal to an amount that would be included in such individual's gross income and payable as income tax as a result of making a Section 83(b) election under the Internal Revenue Code of 1986, as amended (the "Code"). The named individual has made a timely Section 83(b) election. In connection with this election, the Company has recorded compensation expense of $501,853 in the third quarter fiscal year 2008.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        On June 12, 2006, Cellu Parent entered into Restricted Stock Agreements with the Company's Chief Executive Officer, Chief Operating Officer and the then Chief Financial Officer, pursuant to which Cellu Parent granted 3,778 restricted shares of its common stock to its Chief Executive Officer and 1,349 restricted shares of its common stock to each of the other two named individuals pursuant to the Plan. The shares will vest and cease to be restricted in four equal annual installments commencing on June 12, 2007, as long as the named individual, as the case may be, is continuously employed by the Company until each such vesting date with respect to his or her shares. Any restricted stock outstanding at the time of a Covered Transaction shall become vested and cease to be restricted stock at the time of a change in control. Additionally, the Parent has agreed to pay an additional amount to each of the named individuals equal to an amount that would be included in such individual's gross income and payable as income tax as a result of making a Section 83(b) election under the Code. All named individuals have made a timely Section 83(b) election.

        Effective July 31, 2007, the then Chief Financial Officer resigned and forfeited three-fourths of the individual's restricted stock grant and, accordingly, the Company only recorded compensation expense associated with this individual's grant through June 12, 2007, as all other shares were forfeited and no compensation expense was required to be recognized for forfeited shares.

        For fiscal year 2009, for the fiscal year 2008 and for the period from June 13, 2006 to February 28, 2007, the Company has recorded $753,350, $685,100 and $489,661, respectively, of compensation expense related to the vesting of the above grants in accordance with SFAS 123R. Immediately prior to consummation of the Merger, there were 341.3 restricted shares of Parent's common stock. In accordance with the terms of the Old Plan, the restricted stock immediately vested. Accordingly, for the period from March 1, 2006 to June 12, 2006, the Company recorded $923,580 of compensation expense related to the vesting of the above restricted stock in accordance with SFAS 123R.

Derivatives and Hedging

        The Company uses derivative financial instruments to offset a substantial portion of its exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as hedges of specific quantities of natural gas expected to be purchased in future months. These contracts are held for purposes other than trading and are designated as cash flow hedges. The Company measures fair value of its derivative financial instruments in accordance with Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows: level 1-inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access; level 2-inputs utilize data points that are observable such as quoted prices, interest rate and yield curves; level 3-inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

        Our derivative contracts, natural gas forward contracts, are valued using industry-standard models that use observable market inputs (forward market prices for natural gas) as their basis. We classify these instruments within level 2 of the valuation hierarchy. SFAS 157 requires that for level 2 and 3 of

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (non performance risk). The fair value of these cash flow hedging instruments was a liability of $2.7 million, of which $2.4 million is included in other current liabilities and $0.3 million is included in other liabilities, and an asset of $0.2 million, which is included in other current assets, as of February 28, 2009 and as of February 29, 2008, respectively. Prior to the third quarter of the fiscal year ended February 28, 2009, these contracts have not been designated as hedges and accordingly, for the nine months ended November 27, 2008 and for the fiscal year ended February 29, 2008 and February 28, 2007, $0.9 million loss, $0.2 million gain and less than $0.1 million gain, respectively have been recorded to earnings. Hedging activities transacted in the last six months of the fiscal year ended February 28, 2009 have been designated as hedges and during the next 12 months, $2.4 million of the $2.7 million remains to be reclassified to earnings (cost of goods sold) consistent with the underlying hedging transactions.

Foreign Currency Translation

        The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." All balance sheet accounts are translated at current exchange rates; income and expenses are translated using weighted average exchange rates during the applicable fiscal year. Resulting translation adjustments are reported in other comprehensive income (loss) with the exception of the remeasurement of the portion of an intercompany loan account functioning as a short-term settlement account and not deemed to be of a long-term nature, which is recorded to earnings.

Customer Concentrations

        For fiscal year 2009, no one customer comprised more than 10% of sales. For fiscal year 2008, one customer comprised 13.4% of sales. For the period from June 13, 2006 to February 28, 2007, no customer comprised more than 10% of sales. For the period March 1, 2006 to June 12, 2006, one customer comprised 10.3% of sales. These sales were in the Company's tissue segment for fiscal year 2008 and for the period from March 1, 2006 to June 12, 2006.

Labor Concentration

        At February 28, 2009, approximately 54% of the Company's active full-time employees were represented by either the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union (the "USW") or Independent Paper Workers of Canada through various collective bargaining agreements that expire between October 2009 and June 2013. In July 2005, the USW was elected to represent 76 hourly employees at the Company's Mississippi facility and was certified by the National Labor Relations Board as the exclusive collective bargaining representative of such employees. On June 29, 2007, a collective bargaining agreement with the USW was ratified.

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

Financial Instruments

        The Company estimates the fair value of financial instruments for financial statement disclosure. For these purposes, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The carrying amount of the Company's borrowings under its revolving line of credit approximates its fair value due to its varying interest rate. While there were limited trades of some of the Company's outstanding debt, the illiquidity in the credit markets and the minimal number of trades points to the fact that these trades may or may not be indicative of the fair value of the debt on the Company's books. The Company's fair value estimate for the senior notes was based on quoted trade prices. The estimated fair value as of February 28, 2009 was $177,804,000.

New Accounting Standards

        In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements (See Note 2, Derivatives and Hedging). In February 2008, the FASB issued FSP 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company does not expect the adoption of FSP 157-2 to have a material impact on its financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities; Including an Amendment of FASB Statement No. 115" ("SFAS 159") This Standard permits entities to chose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was effective as of the beginning of 2009. The Company evaluated its existing eligible financial assets and liabilities and elected not to adopt the fair value option for any eligible items for the fiscal year ended February 28, 2009.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"), and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

statements. SFAS 141 (R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently assessing the impact that SFAS 141 (R) and SFAS 160 will have on its results of operations and financial position.

        In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires entities to provide enhanced disclosures about derivative instruments and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008. As SFAS 161 relates specifically to disclosure, it will have no impact on the Company's results of operations and financial position.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3, "Determination of the Useful Life of Intangible Assets". This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other generally accepted accounting principles. This FSP applies prospectively to all intangible assets acquired after the effective date, which is fiscal years beginning after December 15, 2008, whether acquired in a business combination or otherwise. Early adoption is prohibited. The Company is evaluating this guidance but does not expect it to have a significant impact on its financial position or results of operations.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 was effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The adoption of this statement had no impact.

3. Acquisitions

        On July 2, 2008, the Company, through two newly created, wholly-owned subsidiaries, Cellu Tissue—Hauppauge, LLC ("Cellu Hauppauge") and Cellu Tissue—Thomaston, LLC ("Cellu Thomaston") consummated the acquisition of certain assets, and assumption of certain liabilities, from Atlantic Paper & Foil Corp. of N.Y., Atlantic Lakeside Properties, LLC, Atlantic Paper & Foil, LLC, Atlantic Paper & Foil of Georgia, LLC and Consumer Licensing Corporation (collectively, the "Sellers") pursuant to a definitive asset purchase agreement (the "Purchase Agreement") between the Company and the Sellers. The aggregate purchase price paid was $68.0 million, including a cash payment at closing of $61.7 million and the issuance of a promissory note by the Company to Atlantic Paper & Foil Corp. of N.Y. in the principal amount of $6.3 million (the "Seller Note"), plus the assumption of certain liabilities. The Company also incurred $2.5 million of transaction related costs. The purchase price, which was subject to certain post-closing working capital adjustments, was adjusted

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions (Continued)

downward by approximately $63,000 for the working capital adjustment settlement that was finalized in the third quarter 2009. The acquisition of assets and assumption of liabilities is referred to as the "APF Acquisition" and the acquired business is referred to as "APF". The Company financed the cash portion of the purchase price with cash on-hand, the borrowings described at Note 6 and an equity contribution from the Parent.

        The APF Acquisition has been accounted for as a purchase in accordance with the provisions of SFAS 141 and, accordingly, the consolidated statement of operations includes the results of APF for the fiscal year ended February 28, 2009 from the date of acquisition. The acquisition has resulted in the recognition of goodwill, which is attributable to our tissue segment and will be deductible for tax purposes. Goodwill reflects the future earnings and cash flow potential of the acquired business in excess of fair values that are assigned to all other identifiable assets and liabilities. Goodwill arises because the purchase price paid reflects factors including the strategic fit and expected synergies this business brings to existing operations. The Company has allocated the purchase price to the net assets acquired in the acquisition based on its estimates of the fair value of assets and liabilities as follows:

Purchase price allocated to:
Current assets, primarily accounts receivable and inventories	$15,241,036
Property, plant and equipment	5,306,225
Goodwill	29,685,383
Noncompete agreements	12,770,000
Customer lists	12,319,000
Trademarks	56,000
Current liabilities	(4,922,736)

Total	$70,454,908

        The Company has estimated the fair value of the assets and liabilities of the APF Acquisition, utilizing information available at the time of acquisition and these estimates are subject to refinement until all pertinent information has been obtained. The purchase price allocations are preliminary with respect to finalizing the transferability of certain tax credits and other minor items. The Company considered outside third-party appraisals of the tangible and intangible assets to determine the applicable fair market values. Depreciation has been calculated on the fair value assigned to the tangible fixed assets based on an average remaining useful life. Intangible assets are being amortized on a straight-line basis, assuming no significant residual value, over the following lives: noncompete agreements—5 years, customer lists—7 years and trademarks—3 years.

        The results of APF's operations from the July 2, 2008 date of acquisition are primarily included in the Company's tissue segment. Part of the acquisition related to the foam business, which the Company will show as a separate segment (see Note 12). Unaudited pro forma results of operations for the fiscal years ended February 28, 2009 and February 29, 2008, as if the Company and APF had been combined at the beginning of the periods presented, are presented below. The pro forma results include estimates and assumptions, which the Company's management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of APF and are not

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions (Continued)

necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Fiscal Year Ended February 28, 2009(1)		Fiscal Year Ended February 29, 2008(2)
	Actual	Pro Forma	Actual	Pro Forma
	(in thousands)		(in thousands)
Net sales	$519,023	$552,017	$443,081	$522,522
Operating income	$30,163	$33,676	$19,630	$33,265
Net income	$6,560	$9,430	$3,702	$12,288

    (1)
    Pro forma operating results include the operating results for APF for the period March 1, 2008 to June 30, 2008, prior to its acquisition on July 2, 2008. The actual operating results include the operating results for APF for the period from the acquisition date (July 2, 2008) to February 28, 2009.

    (2)
    Pro forma operating results include the operating results for APF for the year ended December 31, 2007, as APF was previously a calendar year-end company.

        On March 21, 2007, the Company executed a definitive merger agreement (the "Acquisition Agreement") with CityForest Corporation ("CityForest"), Cellu City Acquisition Corporation ("Cellu City Merger Sub") and Wayne Gullstad as the shareholders' representative. Pursuant to the Acquisition Agreement, and subject to the terms and conditions therein, Cellu City Merger Sub, a wholly owned subsidiary of the Company, merged with and into CityForest, with CityForest surviving and becoming a wholly owned subsidiary of the Company (the "CityForest Acquisition"). The aggregate merger consideration (including assumption of $18.4 million in aggregate principal amount of industrial revenue bonds) was approximately $61.0 million subject to certain working capital and net cash adjustments. Total cash paid for the acquisition of $46.8 million (purchase price of $61.0 million less assumed indebtedness of $18.4 million plus restricted cash and other miscellaneous adjustments of $1.6 million and acquisition costs of $2.6 million) was financed in part by issuance of unregistered 9 3/4% Senior Secured Notes due 2010 (the "Additional Notes") of approximately $20.0 million, borrowings on a revolving line of credit ($17.4 million) and available cash on hand.

        The CityForest Acquisition has been accounted for as a purchase in accordance with the provisions of SFAS 141 and, accordingly, the consolidated statements of operations includes the results of CityForest for fiscal year 2009 and for fiscal year 2008 from the date of acquisition. The Company has allocated the excess of purchase price to the net assets acquired in the acquisition based on its estimates of the fair value of assets and liabilities as follows:

Excess Purchase Price Allocated to:
Property, plant and equipment	$32,854,514
Trademarks	2,200,000
Goodwill	6,970,001
Long-term debt	(1,724,684)
Deferred income taxes	(17,238,509)

Total	$23,061,322

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions (Continued)

        The results of CityForest's operations from the date of acquisition (March 21, 2007) are included in the Company's tissue segment. Unaudited pro forma results of operations for fiscal year 2008, as if the Company and CityForest had been combined at the beginning of the period presented, are presented below. The pro forma results include estimates and assumptions, which the Company's management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of CityForest and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Year Ended February 29, 2008(1)
	Actual	Pro Forma (Unaudited)
	(in thousands)
Net sales	$443,081	$445,792
Operating income	$19,630	$20,216
Net income	$3,702	$4,262

    (1)
    Pro forma operating results include the operating results for CityForest for fiscal year 2008. The actual operating results include the operating results for CityForest for the period from the acquisition date (March 21, 2007) to February 29, 2008.

4. Inventories

        Components of inventories are as follows:

	February 28, 2009	February 29, 2008
Finished goods	$30,608,649	$17,961,802
Raw materials	5,133,206	7,073,131
Packaging materials and supplies	12,326,731	9,082,592

	48,068,586	34,117.525
Reserve for obsolescence	(852,537)	(121,086)

	$47,216,049	$33,996,439

5. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	February 28, 2009	February 29, 2008
Land and improvements	$4,307,317	$3,982,298
Buildings and improvements	35,907,105	36,325,911
Machinery and equipment	312,775,269	301,631,048
Furniture and fixtures	113,699	91,723
Computer hardware and software	4,856,580	4,420,076
Construction-in-progress	7,867,380	5,620,003

	365,827,350	352,071,059
Less accumulated depreciation	(63,839,409)	(41,582,978)

	$301,987,941	$310,488,081

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Long-Term Debt

        Long-term debt consists of the following:

	February 28, 2009	February 29, 2008
Senior secured 9 3/4% notes due 2010	$222,255,572	$182,255,572
Less discount	(2,548,628)	(1,283,628)

	219,706,944	180,971,944
Industrial revenue bond payable, in semi-annual installments, plus interest ranging from 1.38% to 4.15%, due in 2028	17,115,000	17,875,000
Seller Note payable, quarterly interest payments only at 12% annum with principal due July 2, 2011	6,300,000	—

	243,121,944	198,846,944
Less current portion of debt	760,000	760,000

	$242,361,944	$198,086,944

        The maturities of long-term debt for the next five years are as follows: 2010—$760,000; 2011—$223,015,572; 2012—$7,060,000; 2013—$760,000; 2014—$760,000 and thereafter—$13,315,000.

        In March 2004, the Company completed the private offering of $162.0 million aggregate principal amount of 9 3/4% senior secured notes due 2010 (the "Original Notes") pursuant to and governed by the Indenture, dated as of March 12, 2004 (as amended and supplemented, the "Cellu Tissue Indenture") among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as successor trustee to the Bank of New York (the "Trustee"). In connection with the CityForest Acquisition (see Note 3), the Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Wingate Capital Ltd. ("the Purchaser"), dated March 21, 2007, pursuant to which it issued and sold $20.3 million aggregate principal amount of 9 3/4% senior secured notes due 2010 ("First Additional Notes") to the Purchaser for the purchase price of $20.0 million, which is equal to 98.7383% of the aggregate principal amount of the Additional Notes. The First Additional Notes were issued pursuant to and are governed by the Cellu Tissue Indenture.

        In connection with the APF Acquisition (see Note 3) the Company entered into Note Purchase Agreements (the "Note Purchase Agreements", or "Second Additional Notes") with each of (i) GMAM Investment Funds Trust II, for the account of the Promark Alternative High Yield Bond Fund (Account No. 7M2E), GMAM Investment Funds Trust, General Motors Welfare Benefit Trust (VEBA), GMAM Investment Funds Trust II for the account of the Promark Alternative High Yield Bond Fund (Account No. 7MWD), DDJ High Yield Fund, Multi-Style, Multi-Manager Funds PLC The Global Strategic Yield Fund (f/k/a Multi-Style, Multi-Manager Funds PLC The Global High Yield Fund), DDJ Capital Management Group Trust, Stichting Pensioenfonds Hoogovens, Caterpillar Inc. Master Retirement Trust, J.C. Penney Corporation, Inc. Pension Plan Trust, Stichting Bewaarder Interpolis Pensioenen Global High Yield Pool, DDJ/Ontario OS Investment Sub II, Ltd. and Stichting Pensioenfonds Metaal en Techniek, (ii) Claren Road Credit Master Fund, Ltd. and (iii) UBS High Yield Relationship Fund, a series of the UBS Relationship funds (the "Purchasers"), dated July 2, 2008, pursuant to which the Company issued and sold $40,000,000 aggregate principal amount of unregistered 9 3/4% Senior Secured Notes due 2010 ("Second Additional Notes") to the Purchasers for the purchase price of $36,900,000 which is equal to 92.25% of the aggregate principal amount of the

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Long-Term Debt (Continued)

Second Additional Notes (together with the Original Notes and the First Additional Notes, the "Notes"). The Second Additional Notes were issued pursuant to and are governed by the Cellu Tissue Indenture.

        The Notes mature on March 15, 2010 and require semi-annual interest payments on March 15 and September 15. The Notes are collateralized by a senior secured interest in substantially all of the Company's assets. The Cellu Tissue Indenture contains certain covenants, including limitations on certain restricted payments, the incurrence of additional indebtedness and the sale of certain assets. The Cellu Tissue Indenture has been amended by three subsequent amendments pursuant to which CityForest, Cellu Happauge and Cellu Thomaston became parties to the Cellu Tissue Indenture as guarantors (collectively, the "Additional Guarantors"). As guarantors, the Additional Guarantors, on a joint and several basis, with all the existing guarantors, fully, unconditionally and irrevocably guarantee the obligations of Cellu Tissue under the Cellu Tissue Indenture and Notes. Cellu Tissue has no independent assets or operations and the Notes are unconditionally guaranteed by all of the Company's subsidiaries.

        In connection with the Merger (see Note 1), the Company solicited consents with respect to the Original Notes. Consents were received with respect to 100% of the aggregate outstanding principal amount of the Original Notes. The Company accepted all of the consents delivered in the consent solicitation and paid to the consenting noteholders a consent fee of $40 per $1,000 principal amount of Original Notes for which they delivered consents. These payments were made in the Company's second quarter of fiscal year 2007. These payments, along with other transaction costs totaling $5.9 million, are reflected as merger-related transaction costs on the statement of operations for the period March 1, 2006-June 12, 2006. The Company had previously incurred $0.1 million in the first quarter of fiscal year 2007. As a result of the acceptance by the Company of the consents delivered by noteholders and the completion of the consent solicitation, the amendments to the Cellu Tissue Indenture described in the Consent Solicitation Statement dated May 9, 2006 and related Supplement dated May 24, 2006 became operative and the Company was not required to make a change of control offer to purchase any Notes in connection with the Merger.

        The Company entered into a Credit Agreement, dated as of June 12, 2006 (the "Credit Agreement"), among the Company, as U.S. Borrower, Interlake Acquisition Corporation Limited ("Interlake"), a subsidiary of the Company, as Canadian Borrower, Parent, the other loan guarantors party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and the other lenders party thereto. The Credit Agreement provides for a $35.0 million working capital facility, which was subsequently increased to $60.0 million (see discussion following), including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. In the event that the Notes are not refinanced by December 2009, the borrowings under the credit agreement are due and payable and accordingly, outstanding borrowings as of February 28, 2009 are classified as current. An amount equal to $32.0 million, which was subsequently increased to $57.0 million (see discussion following), is available, in U.S. dollars, to the U.S. Borrower under the facility, and an amount equal to $3.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility. Borrowings of $17.4 million were made to finance a portion of the CityForest Acquisition and borrowings of $12.1 million were made to finance a portion of the APF Acquisition. As of February 28, 2009, $18.5 million of borrowings remained outstanding under the

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Long-Term Debt (Continued)

working capital facility and excess availability was $37.3 million. The weighted average interest rates on short-term borrowings at February 28, 2009 and February 29, 2008 were 9.72% and 9.49%, respectively.

        Cellu Tissue has entered into a First Amendment, dated March 21, 2007 (the "First Amendment"), to the Credit Agreement dated June 12, 2006 (as amended by the First Amendment, the "Amended Credit Agreement") among Cellu Tissue, as U.S. Borrower, Interlake, certain subsidiaries of Cellu Tissue, Parent, the U.S. Administrative Agent and the Canadian Administrative Agent.

        The First Amendment (1) increases the working capital facility from $35.0 million to $40.0 million, (2) permits the issuance and sale by the Company of the First Additional Notes, (3) provides for the consummation of the CityForest Acquisition and the conversion by CityForest from a Minnesota corporation to a Minnesota limited liability company, (4) permits the assumption of approximately $18.4 million in aggregate principal amount of indebtedness of CityForest in connection with the CityForest Acquisition in accordance with the terms of the CityForest Bond Documents (as defined below under "CityForest Industrial Revenue Bonds") and (5) permits the guarantee by Cellu Tissue of certain obligations of CityForest under the CityForest Bond Documents. In connection with the First Amendment, CityForest became a guarantor of the obligations of the borrowers under the Amended Credit Agreement.

        The Company has entered into a Second Amendment, dated July 2, 2008 (the "Second Amendment"), to the Credit Agreement dated June 12, 2006 (as amended by the First Amendment and the Second Amendment, "Credit Agreement, as Amended"), among Cellu Tissue, Interlake, certain subsidiaries of Cellu Tissue, the Parent, the U.S. Administrative Agent and the Canadian Administrative Agent. The Second Amendment (1) increases the working capital facility from $40.0 million to $60.0 million, (2) permits the issuance and sale by Cellu Tissue of the Second Additional Notes, (3) provides for the consummation of the APF Acquisition and (4) permits the issuance of the Seller Note. In connection with the Second Amendment, Cellu Hauppauge and Cellu Thomaston became guarantors of the obligations of the borrowers under the Credit Agreement, as Amended.

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

CityForest Industrial Revenue Bonds

        CityForest is party to a Loan Agreement, dated March 1, 1998 (the "Loan Agreement"), with the City of Ladysmith, Wisconsin (the "Issuer"). Pursuant to the Loan Agreement, the Issuer loaned the proceeds of the Issuer's Variable Rate Demand Solid Waste Disposal Facility Revenue Bonds, Series 1998 (CityForest Corporation Project) (the "Bonds") to CityForest to finance the construction by CityForest of a solid waste disposal facility. Approximately $18.4 million in aggregate principal amount of the Bonds was outstanding as of the date of the CityForest Acquisition. CityForest is required, under the terms of the Indenture of Trust governing the Bonds (the "CityForest Indenture"), to provide a

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Long-Term Debt (Continued)

letter of credit in favor of the trustee under the CityForest Indenture (the "Bonds Trustee"). CityForest has entered into an Amended and Restated Reimbursement Agreement, dated March 21, 2007 (the "Reimbursement Agreement" and, together with the CityForest Indenture and the Loan Agreement, the "CityForest Bond Documents"), with Associated Bank, National Association ("Associated Bank"), pursuant to which Associated Bank has extended the required letter of credit (the "Associated Bank Letter of Credit") and has provided a revolving credit facility to CityForest in an aggregate principal amount of up to $3.5 million (the "Associated Bank Revolving Credit Facility").

        The Bonds Trustee is permitted to draw upon the Associated Bank Letter of Credit to pay principal and interest due on the Bonds, and to provide liquidity to purchase Bonds put to CityForest by bondholders and not remarketed; and CityForest is obligated under the Reimbursement Agreement to reimburse Associated Bank for any such draws. CityForest is also obligated to pay a fee in respect of the aggregate amount available to be drawn under the Associated Bank Letter of Credit at a rate per annum initially equal to 1.25%, subject to adjustment on a quarterly basis based on CityForest's leverage. The expiration date of the Associated Bank Letter of Credit is February 15, 2011.

        Amounts borrowed by CityForest under the Associated Bank Revolving Credit Facility bear interest at a rate per annum equal to the LIBOR Rate (as defined in the Reimbursement Agreement), plus an applicable margin. The applicable margin percentage initially is 1.75%, subject to adjustment on a quarterly basis based upon CityForest's leverage. During the continuance of an event of default, the outstanding principal balance bears interest at a rate per annum equal to the then applicable interest rate plus 2.00%. CityForest is also obligated to pay a commitment fee in respect of any unused commitment under the Associated Bank Revolving Credit Facility in an amount equal to 0.50% per annum. In addition, subject to certain exceptions, if CityForest terminates the Associated Bank Revolving Credit Facility prior to February 15, 2009, CityForest is obligated to pay to Associated Bank a fee equal to 1.00% of the commitment then being terminated. The maturity date of the Associated Bank Revolving Credit Facility is February 15, 2011.

        The Reimbursement Agreement requires scheduled semi-annual payments of principal of the Bonds equal to approximately 2.00% of the principal amount outstanding as of the date of the CityForest Acquisition, with the balance payable at maturity of the Bonds on March 1, 2028. The Reimbursement Agreement also contains a number of other provisions regarding reserve funds and other mandatory and optional repayments in connection with the Bonds. In connection therewith, the Company has $1.3 million and $1.2 million, respectively of reserved cash as of February 28, 2009 and February 29, 2008, which is separately stated on the balance sheet. In addition, the Reimbursement Agreement provides that in certain circumstances where the Company incurs indebtedness, as defined, in excess of amounts currently permitted under the CityForest Indenture or refinances the indebtedness issued under the Indenture, Associated Bank may require CityForest to repay all of its obligations to Associated Bank under the Reimbursement Agreement and either to cause the Bonds to be redeemed or to replace the Associated Bank Letter of Credit with a Substitute Credit Facility, as such term is defined in the CityForest Indenture.

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

        The Company has guaranteed all of the obligations of CityForest under the Reimbursement Agreement, pursuant to a Guaranty, dated March 21, 2007 (the "Cellu Tissue Guaranty"), executed by the Company in favor of Associated Bank. In addition, the obligations of CityForest under the Reimbursement Agreement are secured by first-priority liens in favor of Associated Bank in all of CityForest's assets. The U.S. Administrative Agent, the Canadian Administrative Agent, Associated Bank and CityForest have entered into an Intercreditor Agreement, dated March 21, 2007, which sets forth the respective rights and priorities of Associated Bank, on the one hand, and the U.S. Administrative Agent and the Canadian Administrative Agent, on the other hand, as to the collateral of CityForest securing the Reimbursement Agreement and the Amended Credit Agreement.

7. Debt and Note Issuance Costs

        In connection with the financing related to the APF acquisition, the Company incurred approximately $232,000 and $654,000 of costs related to the amendment to the credit agreement and note issuance, respectively. These costs have been capitalized as of the date of financing and are being amortized over the respective terms of the financing. The debt issuance costs and related accumulated amortization balances as of February 28, 2009 are as follows:

February 28, 2009
Debt issuance costs-credit agreement	$231,651
Note issuance costs	654,307

885,958
Accumulated amortization	(306,668)

$579,290

        These costs, net of accumulated amortization, are included in other assets on the balance sheet as of February 28, 2009.

8. Income Taxes

        The components of pretax income (loss) consist of the following:

	Year Ended February 28, 2009	Year Ended February 29, 2008	For the Period June 13, 2006- February 28, 2007	For the Period March 1, 2006- June 12, 2006
	(Post-merger)			(Pre-Merger)
United States	$3,998,310	$(2,750,715)	$(12,859,315)	$(8,234,898)
Foreign	1,950,603	2,543,057	2,020,465	(98,016)

Total pretax income (loss)	$5,948,913	$(207,658)	$(10,838,850)	$(8,332,914)

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

        The provision for income tax benefit consisted of the following:

	Year Ended February 28, 2009	Year Ended February 29, 2008	For the Period June 13, 2006- February 28, 2007	For the Period March 1, 2006- June 12, 2006
	(Post-Merger)			(Pre-Merger)
Current:
Federal	$(28,473)	$1,753,405	$1,346,860	$(1,449,814)
State	468,503	49,000	27,750	9,250
Foreign	1,181,671	1,282,657	1,337,253	(57,095)

	1,621,701	3,085,062	2,711,863	(1,497,659)
Deferred:
Federal	1,132,974	(3,183,542)	(5,885,474)	(404,831)
State	(2,883,138)	(2,053,590)	(362,209)	(14,288)
Foreign	(482,812)	(1,757,344)	(643,424)	23,095

	(2,232,976)	(6,994,476)	(6,891,107)	(396,024)

	$(611,275)	$(3,909,414)	$(4,179,244)	$(1,893,683)

        The foreign portion of the provision for income taxes is a result of operations at one of the Company's subsidiaries, Interlake Acquisition Corporation Limited ("Interlake"), in Canada. The Company provides for U.S. income tax and foreign withholding tax on the undistributed earnings of Interlake, as these earnings are not considered permanently reinvested outside the U.S. The reconciliation of income tax benefit on income (loss) at the U.S. federal statutory tax rates to the effective income tax rates is as follows:

	Year Ended February 28, 2009	Year Ended February 29, 2008	For the Period June 13, 2006- February 28, 2007	For the Period March 1, 2006- June 12, 2006
	(Post-Merger)			(Pre-Merger)
Tax at U.S. statutory rate	$1,359,425	$(955,416)	$(4,405,542)	$(2,793,026)
Tax at foreign statutory rate	663,205	867,691	707,163	(34,306)
State taxes, net of federal benefit	323,534	(521,065)	(377,954)	24,994
Foreign non-deductible expense	1,260	1,024	525	175
U.S. non-deductible items	698,542	(148,240)	2,060	908,480
Provision to return changes	(64,443)	(867,460)	—	—
AMT credit	—	(290,979)	—	—
Foreign tax credit	(1,103,183)	—	—	—
FIN 48 Provision	232,279	845,668	—	—
State deferred rate change	(2,864,838)	(1,500,184)	—	—
Canadian deferred rate change	—	(1,383,386)	—	—
Other	142,944	42,933	(105,496)	—

Income tax benefit	$(611,275)	$(3,909,414)	$(4,179,244)	$(1,893,683)

        Included in the income tax benefit for fiscal year 2009 is $1.1 million benefit related to foreign tax credits generated in the current year and $2.9 million benefit associated with changes in the Company's

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

effective state tax rates which are expected to be realized in the future. Included in the income tax benefit for fiscal year 2008 is $1.4 million and $1.5 million, respectively, of benefit associated with future changes in Canadian tax rates due to legislative changes and changes in the Company's effective state tax rates which are expected to be realized in the future.

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	February 28, 2009	February 29, 2008
Deferred tax assets:
Compensation and benefits	$1,199,632	$1,237,579
NOL carryforward	784,625	4,612,901
Accounts receivable	140,536	133,646
Refinancing costs	1,677,092	2,484,857
Capitalized transaction costs	(336,038)	670,678
AMT credit	25,831	334,979
Foreign tax credit	3,612,331	—
Other	552,632	196,663

	7,656,641	9,671,303
Valuation allowance	(730,778)	—

Total deferred tax assets	6,925,863	9,671,303
Deferred tax liabilities:
Goodwill/trademarks	(290,882)	(900,216)
Restricted stock	(1,412,035)	(918,469)
Interest	(514,530)	—
Property, plant and equipment	(75,662,864)	(82,511,728)
Other	(640,534)	(123,781)

Total deferred tax liabilities	(78,520,845)	(84,454,194)

Net deferred tax liability	$(71,594,982)	$(74,782,891)

	February 28, 2009	February 29, 2008
As presented on the balance sheet:
Current deferred income tax assets	$3,515,295	$7,157,191
Noncurrent deferred income tax liabilities	(75,110,277)	(81,940,082)

	$(71,594,982)	$(74,782,891)

        The temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are net operating loss carryforwards, differences between financial statement and tax bases of property, plant and equipment, foreign tax credit carryforwards and other miscellaneous accruals and reserves.

        As of February 28 2009, the Company had state NOLs of approximately $9,946,000 which begin to expire in 2019 and foreign tax credit carryforwards of approximately $3,612,000.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

        We adopted the provisions of FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" as of March 1, 2007. A reconciliation of the beginning and ending amount of the unrecognized tax benefits for the years ended February 28, 2009 and February 29, 2008 is as follows:

	Fiscal Year Ended February 28, 2009	Fiscal Year Ended February 29, 2008
Beginning of year	$1,509,000	$706,000
Increase in unrecognized tax benefits resulting from:
Positions taken in prior period		803,000
Positions taken in the current period	104,279	—

End of year	$1,613,279	$1,509,000

        We recognize interest and penalties accrued related to unrecognized tax benefits as components of income tax expense (benefit). The interest and penalties recorded in income tax expense for fiscal year 2009 and fiscal year 2008 was approximately $128,000 and $43,000, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.6 million. If recognized, these items would impact the consolidated statement of operations and the effective tax rate. The Company does not anticipate that the total amount of unrecognized tax benefits will change during the next twelve months due to certain U.S. federal and state statute of limitations expiring. The fiscal tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

9. Retirement Plan

        The Company has a Savings Incentive and Profit-Sharing Plan (the "Plan") qualified under Section 401(k) of the Code. The Plan covers all employees who are 21 years of age or older with one or more years of service. Employees may contribute up to 20% of their annual compensation (subject to certain statutory limitations) to the Plan through voluntary salary deferred payments. The Company matches 100% of the employees' contribution up to 2% of the employees' salary and 70% of the remaining employees' contribution up to 6% of the employees' salary. The Company contributed $1,685,643, $1,620,998, $1,096,118 and $471,808 to the Plan for fiscal year 2009, for fiscal year 2008, from June 13, 2006 to February 28, 2007 and from March 1, 2006 to June 12, 2006, respectively.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingencies

        The Company leases certain warehouses, vehicles and equipment under noncancelable operating leases, which expire at varying times through February 2016. Future minimum lease obligations at February 28, 2009 are as follows:

Year ending:
2010	$3,136,422
2011	3,393,787
2012	2,700,104
2013	2,298,318
2014 and thereafter	1,477,997

$13,006,628

        Operating lease and rental expenses aggregated $2,885,145, $2,667,485, $1,918,784 and $764,573 for fiscal year 2009, fiscal year 2008, from June 13, 2006 to February 28, 2007 and from March 1, 2006 to June 12, 2006, respectively.

        In connection with the APF Acquisition, the Company entered into three leases with the former owners with respect to the converting facility in Thomaston, Georgia, converting facility in Hauppauge, New York and a warehousing facility in Hauppauge, New York. The Company also assumed a lease with a third party for another warehousing facility in Hauppauge, New York. With respect to the three leases with the former owners, the initial term of the leases is 5 years, with three additional options for 5 years each. The aggregate annual rent under these 3 leases is approximately $1,510,992. With respect to the assumed lease, the initial lease is approximately $273,948 annually. All three of the leases for property located in New York were terminated effective March 1, 2009 as the Company relocated the converting operations and warehousing to another facility in Islip, New York and entered into a lease for a 178,916 square foot facility. The initial term of this lease is 5 years with an annual rent expense of approximately $1,073,496. The above table reflects the future minimum lease obligations under the new lease. No additional costs were incurred by the Company to terminate the abovementioned leases.

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

        The Company enters into agreements with various pulp vendors to purchase various amounts of pulp over the next two to three years. These commitments require purchases of pulp up to approximately 153,000 metric tons per year, at pulp prices below published list prices and allow the Company to shift a portion of its pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall. The Company believes that its current commitment under these arrangements or their equivalent approximates 51% of its annual budgeted pulp needs. The future purchase value of the contracts valued at the February 28, 2009 price is $141,076,000.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Related Party Transactions

        On June 12, 2006, the Company, Cellu Parent and Merger Sub entered into a Management Agreement with Weston Presidio Service Company, LLC ("Weston Presidio Service Company") pursuant to which Weston Presidio Service Company has agreed to provide the Company with certain management, consulting and financial and other advisory services. Weston Presidio Service Company is an affiliate of Weston Presidio, which is the controlling shareholder of Cellu Parent, which is the sole shareholder of the Parent. In consideration for such services, the Company and Cellu Parent have jointly and severally agreed to pay Weston Presidio Service Company an annual fee of $450,000, to be paid in equal quarterly installments, and to reimburse out-of-pocket expenses of Weston Presidio Service Company and its affiliates. In addition, in connection with the consummation of the Merger and as required by the Management Agreement, the Company paid Weston Presidio Service Company a fee in the amount of $2,000,000. This amount has been capitalized through purchase accounting as part of total merger consideration. The Management Agreement expires on June 12, 2016, but will be automatically extended on each anniversary of such date for an additional year, unless one of the parties provides written notice of its desire not to automatically extend the term at least 90 days prior to such anniversary.

        Management fees paid to Weston Presidio Service Company of $450,000 for fiscal year 2009, and fiscal year 2008 and $302,812 for the period June 13, 2006 to February 28, 2007 are reflected in selling, general and administrative expenses.

        Management fees and out-of-pocket expenses paid to Charterhouse Group International, Inc. ("Charterhouse") (the former majority stockholder of the Parent) of $153,482 for the period March 1, 2006 to June 12, 2006 are reflected in selling, general and administrative expenses.

12. Business Segments

        The Company operates in three business segments: tissue, machine-glazed paper and foam. The foam business segment was added in connection with the APF Acquisition (see Note 3). The Company assesses the performance of its business segments using segment income from operations. Segment income from operations excludes interest income, interest expense, income tax expense (benefit), amortization expense and the impact of foreign currency gains and losses. A portion of corporate and shared expenses is allocated to each segment.

        Included in income from operations for fiscal year 2008 is $2,078,212 of terminated acquisition related costs, of which $1,350,838 impacts the tissue segment and $727,374 impacts the machine-glazed paper segment. Also, included in income from operations for fiscal year 2008 is $808,111 of compensation charges related to non-cash compensation expense in connection with the vesting of restricted stock and stock option awards. Of this amount, $525,272 and $282,839 impacts the tissue segment and machine-glazed paper segment, respectively.

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

        Included in loss from operations for the period March 1, 2006 to June 12, 2006 is $5,933,265 of merger-related transaction costs. Of this amount, $3,856,622 impacts the tissue segment and $2,076,643 impacts the machine-glazed paper segment. Also included in loss from operations for the period March 1, 2006 to June 12, 2006 are compensation charges of $923,580 related to restricted stock grants prior to the Merger that vested immediately upon the Merger and normal vesting related to restricted stock grants made after the Merger. Of this amount, $323,253 impacts the machine-glazed paper segment and $600,327 impacts the tissue segment Segment assets primarily include mill property, plant and equipment, raw material, packaging and finished product inventories and accounts receivable. Corporate assets primarily include prepaid expenses, other current assets and income taxes.

	Year Ended February 28, 2009 (Post-Merger)	Year Ended February 29, 2008 (Post-Merger)	For the Period June 13, 2006- February 28, 2007 (Post-Merger)	For the Period March 1, 2006- June 12, 2006 (Pre-Merger)
Net Sales
Tissue	$400,640,192	$333,341,679	$174,073,458	$68,714,100
Machine-glazed paper	114,376,045	109,739,451	73,338,402	28,029,712
Foam	4,006,606

Consolidated	$519,022,843	$443,081,130	$247,411,860	$96,743,812
Segment income (loss) from Operations
Tissue	$29,423,668	$19,775,402	$1,917,384	$(1,210,487)
Machine-glazed paper	3,114,212	(145,319)	(1,306,588)	(2,119,523)
Foam	497,908

Total segment income (loss) from operations	33,035,788	19,630,083	610,796	(3,330,010)
Amortization expense	2,872,523	—	—	—

Consolidated income (loss) from operations	30,163,265	19,630,083	610,796	(3,330,010)
Interest expense, net	(24,709,461)	(19,870,029)	(11,468,975)	(4,896,355)
Net foreign currency transaction gain (loss)	562,232	(100,335)	4,802	(133,598)
Other (expense) income	(67,123)	132,623	14,527	27,049

Pretax income (loss)	$5,948,913	$(207,658)	$(10,838,850)	$(8,332,914)

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Business Segments (Continued)

	Year Ended February 28, 2009 (Post-Merger)	Year Ended February 29, 2008 (Post-Merger)	For the Period June 13, 2006- February 28, 2007 (Post-Merger)	For the Period March 1, 2006- June 12, 2006 (Pre-Merger)
Capital Expenditures
Tissue	13,683,190	17,797,901	$5,579,855	$691,503
Machine-glazed paper	1,348,695	1,729,662	1,402,324	256,642
Foam	—	—	—	—
Corporate	1,369,963	949,863	694,962	989,465

Consolidated	$16,401,848	$20,477,426	$7,677,141	$1,937,610

Depreciation
Tissue	$17,035,344	$17,512,477	$11,655,304	$2,981,837
Machine-glazed paper	5,694,571	5,977,162	4,777,553	1,129,705
Foam	56,769	—	—	—
Corporate	869,561	656,498	325,648	115,101

Consolidated	$23,656,245	$24,146,137	$16,758,505	$4,226,643

	February 28, 2009	February 29, 2008
Segment assets
Tissue	$390,692,040	$325,526,456
Machine-glazed paper	88,130,140	91,007,538
Foam	2,268,112	—
Corporate assets	2,956,508	6,682,685

Consolidated	$484,046,800	$423,216,679

Goodwill
Tissue	$39,935,135	$10,249,752
Machine-glazed paper	1,085,003	1,085,003
Foam	—	—

Consolidated	$41,020,138	$11,334,755

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Geographic Data

        Net sales and long-lived assets by geographic area are as follows:

	Year Ended February 28, 2009	Year Ended February 29, 2008	For the Period June 13, 2006- February 28, 2007	For the Period March 1, 2006- June 12, 2006
	(Post-Merger)	(Post-Merger)	(Post-Merger)	(Pre-Merger)
Net Sales
United States	$469,072,849	$394,019,201	$208,880,170	$80,395,283
Other, primarily Canada	57,730,655	56,994,578	42,990,743	17,787,863

Sub-total	526,803,504	451,013,779	251,870,913	98,183,146
Sales deductions	7,780,661	7,932,649	4,459,053	1,439,334

Consolidated	$519,022,843	$443,081,130	$247,411,860	$96,743,812

	February 28, 2009	February 29, 2008
Property, Plant and Equipment
United States	$280,596,007	$278,010,209
Canada	21,391,934	32,477,872

Consolidated	$301,987,941	$310,488,081

14. Other Costs

        During fiscal year 2008, the Company incurred $2.1 million in costs associated with a potential acquisition that did not transpire. This amount is shown as a separate line item on the fiscal year 2008 statement of operations.

        In the fourth quarter of fiscal year 2007, the Company shut down one of its paper machines at its Interlake facility in Ontario, Canada. This decision was due to significant increases in manufacturing costs that the Company was unable to pass on to the machine-glazed segment market. As a result, the Company recorded an impairment charge of $488,274, which is reflected as a separate line item in the Company's statement of operations for fiscal year 2007.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Goodwill and Other Intangibles, Net

        Goodwill, trademarks and other intangibles and related accumulated amortization as of February 28, 2009 and February 29, 2008 are as follows:

	February 28, 2009	February 29, 2008
Goodwill	$41,020,138	$11,334,755

Trademarks	$9,456,000	$9,400,000
Noncompete agreements	12,770,000	—
Customer lists	12,319,000	—

	34,545,000	9,400,000
Accumulated amortization	(2,872,523)	—

Other Intangibles, Net	$31,672,477	$9,400,000

        The increase in goodwill is attributable to the APF Acquisition. Intangible assets are being amortized on a straight-line basis, assuming no significant residual value, over the following lives: noncompete agreements—5 years, customer lists—7 years and trademarks ($56,000)—3 years. Trademarks of $9.4 million related to prior transactions are not be amortized and have been determined to have indefinite lives. Annual aggregate amortization expense estimated for each of the 5 succeeding years is approximately $4.3 million for fiscal year 2010-2013 and $2.6 million for fiscal year 2014. Amortization expense for the fiscal year ended February 28, 2009 was $2,872,523.

16. Earnout Payment

        On August 29, 2008, $15.0 million in contingent consideration in connection with the Agreement and Plan of Merger that the Parent consummated on June 12, 2006 with Cellu Parent, a corporation organized and controlled by Weston Presidio, and Cellu Acquisition Corporation ("Merger Sub"), a wholly owned subsidiary of Cellu Parent and a newly formed corporation indirectly controlled by Weston Presidio was paid out due to the achievement of certain financial targets for fiscal year 2008. Of the $15.0 million, $1.3 million was issued in stock of Cellu Parent, which was accounted for by the Company as a capital contribution from its Parent. The remaining $13.7 million was paid out in cash and funded by an equity contribution of $6.7 million by Weston Presidio to Cellu Parent and $7.0 million by Cellu Tissue, which was funded through borrowings on the Company's revolving line of credit. The Company anticipates paying out the remaining $20.0 million as follows: $15.0 million in fiscal year 2010 and the remaining $5.0 million in fiscal year 2011.

17. Quarterly Results of Operations (Unaudited)

Year Ended February 28, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$114,527,561	$133,012,856	$143,042,017	$128,440,409	$519,022,843
Gross profit	$11,787,904	$10,999,929	$16,100,895	$16,016,049	$54,904,777
Income from operations	$6,534,556	$5,742,113	$9,372,342	$8,514,254	$30,163,265
Net income (loss)	$992,470	$(247,083)	$1,838,748	$3,976,053	$6,560,188

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

17. Quarterly Results of Operations (Unaudited) (Continued)

Year Ended February 29, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Year
Net sales	$106,226,949	$112,026,009	$112,194,182	$112,633,990	$443,081,130
Gross profit	$7,885,765	$10,864,996	$11,716,337	$11,262,016	$41,729,114
Income from operations	$3,169,909	$6,158,801	$6,166,310	$4,135,063	$19,630,083
Net (loss) income	$(1,141,841)	$541,149	$1,645,049	$2,657,399	$3,701,756

(1)
Income from operations for fiscal year 2008 includes $2.1 million related to the write-off of terminated acquisition-related transaction costs.

Schedule II—Valuation and Qualifying Accounts
Cellu Tissue Holdings, Inc.
Fiscal years ended February 28, 2009, February 29, 2008 and
February 28, 2007

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
February 28, 2009	$169,811	$857,021	$641,509	$385,323
February 29, 2008	408,314	202,064	440,567	169,811
February 28, 2007	300,314	328,405	220,405	408,314
Inventory Obsolescence Reserve:
February 28, 2009	$121,086	$762,054	$30,603	$852,537
February 29, 2008	133,588	113,996	126,498	121,086
February 28, 2007	223,218	50,841	140,471	133,588
Income Tax Valuation Allowance:
February 28, 2009	$—	$730,778	$—	$730,778
February 29, 2008	—	—	—	—
February 28, 2007	—	—	—	—