Form 10-Q
period 2009-05-28
Cellu Tissue Holdings, Inc.
filed 2009-07-02
CIK 1295976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 28, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☐ (Note:  As a voluntary filer, not subject to the filing requirements, the registrant filed all reports under Section 13 or 15(d) of the Exchange Act during the preceding twelve months.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company in Rule 12b-2 of the Exchange Act (Check One):.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐No☒

The number of shares outstanding of each of the registrant’s classes of common stock as of June 26, 2009:

Title of Class	Shares Outstanding
Common Stock, $.01 par value	100

CELLU TISSUE HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED MAY 28, 2009

PART I FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CELLU TISSUE HOLDINGS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	May 28	May 29
	2009	2008

Net sales	$118,928,222	$114,527,561
Cost of goods sold	99,114,910	102,739,657
Gross profit	19,813,312	11,787,904

Selling, general and administrative expenses	5,269,934	4,959,842
Terminated acquisition-related transaction costs	—	75,000
Stock and related compensation expense	231,220	218,506
Amortization expense	1,056,424	—
Income from operations	13,255,734	6,534,556

Interest expense, net	6,506,553	4,979,688
Foreign currency loss (gain)	356,941	(43,080)
Other expense (income)	(16,578)	29,508
Income before income tax	6,408,818	1,568,440

Income tax expense	4,097,953	575,970
Net income	$2,310,865	$992,470

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 28	February 28
	2009	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,369,985	$361,035
Receivables, net	49,360,010	54,065,899
Inventories	48,287,665	47,216,049
Prepaid expenses and other current assets	2,846,963	2,085,774
Income tax receivable	114,077	174,084
Deferred income taxes	3,515,295	3,515,295
TOTAL CURRENT ASSETS	105,493,995	107,418,136
PROPERTY, PLANT AND EQUIPMENT, NET	305,304,800	301,987,941
GOODWILL	41,020,138	41,020,138
Other Intangibles, net	30,616,053	31,672,477
OTHER ASSETS	1,826,619	1,948,108
TOTAL ASSETS	$484,261,605	$484,046,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank overdrafts	$—	$3,285,420
Revolving line of credit	16,000,000	18,530,824
Accounts payable	17,963,833	16,726,143
Accrued expenses	27,762,965	26,548,639
Accrued interest	4,606,991	10,160,124
Other current liabilities	16,963,319	17,448,707
Current portion of long-term debt	760,000	760,000
TOTAL CURRENT LIABILITIES	84,057,108	93,459,857
LONG-TERM DEBT, LESS CURRENT PORTION	242,578,859	242,361,944
DEFERRED INCOME TAXES	77,397,907	75,110,277
OTHER LIABILITIES	5,378,865	5,378,059
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Capital in excess of par value	71,180,080	70,948,860
Accumulated earnings	6,008,936	3,698,071
Accumulated other comprehensive loss	(2,340,151)	(6,910,269)
TOTAL STOCKHOLDERS’ EQUITY	74,848,866	67,736,663
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$484,261,605	$484,046,800

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	May 28	May 29
	2009	2008
Cash flows from operating activities
Net income	$2,310,865	$992,470
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	231,220	218,506
Deferred income taxes	2,287,630	67,077
Accretion of debt discount	596,915	155,069
Amortization of intangibles	1,056,424	—
Amortization of debt issuance costs	112,783	—
Derivatve loss	—	119,802
Depreciation	5,928,005	5,854,038
Changes in operating assets and liabilities
Receivables	5,402,133	(7,654,871)
Inventories	(453,669)	(903,874)
Prepaid expenses and other current assets and income tax receivable	(641,016)	774,279
Other	52,314	(145,252)
Accounts payable, accrued expenses and accrued interest	(3,427,546)	(4,103,876)
Total adjustments	11,145,193	(5,619,102)
Net cash provided by (used in) operating activities	13,456,058	(4,626,632)

Cash flows from investing activities
Capital expenditures, net	(6,262,050)	(2,474,891)
Net cash used in investing activities	(6,262,050)	(2,474,891)

Cash flows from financing activities
Bank overdrafts	(3,285,420)	—
Payments of long-term debt	(380,000)	(380,000)
Payments on revolving line of credit	(24,245,095)	(18,300,000)
Borrowings on revolving line of credit	21,714,271	26,500,000
Net cash (used in) provided by financing activities	(6,196,244)	7,820,000

Effect of foreign currency on cash	11,186	23,559

Net increase in cash and cash equivalents	1,008,950	742,036
Cash and cash equivalents at beginning of period	361,035	883,388
Cash and cash equivalents at end of period	$1,369,985	$1,625,424

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

May 28, 2009

Note 1 Basis of Presentation and Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements include the accounts of Cellu Tissue Holdings, Inc.  (“Cellu Tissue” or the “Company”) and its wholly-owned subsidiaries.  The Company is a wholly-owned subsidiary of Cellu Paper Holdings, Inc. (the “Parent”), which is a wholly-owned subsidiary of Cellu Parent Corporation (“Cellu Parent”).

These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.  Operating results for the quarter ended May 28, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2010.  For further information, refer to the Company’s consolidated financial statements and footnotes thereto as of February 28, 2009 and for the year then ended included in the Company’s Annual Report on Form 10-K, from which the consolidated balance sheet at February 28, 2009 has been derived, as filed with the Securities and Exchange Commission (“SEC”).

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share-Based Payment, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using the fair-value-based method and the recording of such expense in the Company’s consolidated statement of operations.  The Company has one share-based payment arrangement under the 2006 Stock Option and Restricted Stock Plan (the “Plan”).  Under the Plan, the administrator of the Plan (the “Plan Administrator”) may make awards of options to purchase shares of common stock of Cellu Parent and/or awards of restricted shares of common stock of Cellu Parent.  A maximum of 12,095 shares of common stock of Cellu Parent may be delivered in satisfaction of awards under the Plan, determined net of shares of common stock withheld by Cellu Parent in payment of the exercise price of an award or in satisfaction of tax withholding requirements.   The maximum number was increased from 8,095 to accommodate the grant made during the quarter (see below).  Key employees and directors of, and consultants and advisors to, Cellu Parent or its affiliates who, in the

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 1 Basis of Presentation and Significant Accounting Policies (continued)

opinion of the Plan Administrator, are in a position to make a significant contribution to the success of Cellu Parent and its affiliates are eligible to participate in the Plan.   Stock options are granted at a strike price at the estimated fair value of Cellu Parent’s stock on the date of grant and have a 10-year term.  Generally, stock option grants vest ratably over four years from the date of grant.  The following describes how certain assumptions affecting the estimated fair value of stock options are determined.  The dividend yield is zero; the volatility is based on historical market value of Cellu Parent’s stock; and the risk-free interest rate is based on U.S. Treasury securities.  The Company uses historical data to estimate exercise, termination and holding period behavior for valuation purposes.  The weighted average fair value of stock options granted was $336.55 per share and the unrecognized total compensation cost as of May 28, 2009 related to nonvested awards is $646,732.  A summary of the outstanding options as of May 28, 2009 and the activity during the three months then ended is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, February 28, 2009	1,444	$776.77	8.20 Years
Forfeited	(377)	$824.52	8.78 Years
Granted	3,726	$883.27	9.84 Years
Outstanding, May 28, 2009	4,793	$855.81	9.38 Years
Exercisable, May 28, 2009	516	$745.11	7.83 Years

On April 13, 2009, Cellu Parent granted 1,600 stock options to non-executive employees, 35% of each individual’s stock options vest ratably over 4 years and 65% are earned only upon attainment of certain market conditions relative to a change in ownership of the Company.  Furthermore, Cellu Parent granted 574 stock options, 829 stock options and 723 stock options to the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, respectively, which are earned only upon attainment of certain market conditions relative to a change in ownership of the Company.  The fair value of the stock option grants related to service (35% of 1,600 or 562) was estimated on the date of grant using the Black-Scholes option pricing model.  The assumptions used to value the grants were: no dividend yield; 40% volatility; 1.4% risk free interest rate; and 10-year expected life.  With respect to the remaining stock options granted associated with the attainment of certain market conditions, the Company has determined the fair value of these stock options at the date of grant using the Monte-Carlo model and the followings assumptions:  no dividend yield; 40% volatility; 1.4% risk-free interest rate;

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 1 Basis of Presentation and Significant Accounting Policies (continued)

and 3.5 year expected term.  The total fair value estimated for these options was $.7 million.

On September 1, 2008, Cellu Parent entered into a Restricted Stock Agreement with the Company’s newly appointed VP, Sales pursuant to which Cellu Parent granted 300 restricted shares of its common stock to the named individual pursuant to the Plan.  The shares will vest and cease to be restricted in four equal annual installments commencing on September 1, 2009, as long as the named individual is continuously employed by the Company until such vesting date with respect to his shares.  Any restricted stock outstanding at the time of a Covered Transaction (as defined in the Plan) shall become vested and cease to be restricted stock at the time of a change in control.  Additionally, Cellu Parent has agreed to pay an amount to the named individual equal to an amount that would be included in such individual’s gross income and payable as income tax as a result of making a Section 83(b) election under the Internal Revenue Code of 1986, as amended.  The named individual has made a timely Section 83(b) election and the Company has paid and recorded as compensation expense $200,275 related to the taxes noted above during September 2008.

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

On June 12, 2006, Cellu Parent entered into Restricted Stock Agreements with the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, pursuant to which Cellu Parent granted 3,778 restricted shares of its common stock to the Chief Executive Officer and 1,349 restricted shares of its common stock to each of the other two named individuals pursuant to the Plan.  The shares will vest and cease to be restricted in four equal annual installments commencing on June 12, 2007, as long as the named individual, as the case may be, is continuously employed by the Company until each such vesting date with respect to his or her shares.  Any restricted stock outstanding at the time of a Covered Transaction (as defined in the Plan) shall become vested and cease to be restricted stock at that time.  Additionally, the Parent has

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 1 Basis of Presentation and Significant Accounting Policies (continued)

agreed to pay an amount to the named individual equal to an amount that would be included in gross income and payable as income tax as a result of making a Section 83(b) election under the Internal Revenue Code of 1986, as amended.  All named individuals have made a timely Section 83(b) election.  Effective July 31, 2007, the then Chief Financial Officer resigned and forfeited three-fourths of the individual’s restricted stock grant.  Accordingly, the Company only recorded compensation expense associated with this individual’s grant through June 12, 2007 as all other shares were forfeited and no compensation expense is required to be recognized for forfeited shares.

For the three months ended May 28, 2009 and May 29, 2008, the Company has recorded $192,387 and $134,853, respectively of compensation expense related to the vesting of the above grants in accordance with SFAS 123R.

Derivatives and Hedging

The Company uses derivative financial instruments to offset a substantial portion of its exposure to market risk arising from changes in the price of natural gas.  Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as hedges of specific quantities of natural gas expected to be purchased in future months.    These contracts are held for purposes other than trading and are designated as cash flow hedges. The Company measures fair value of its derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:  level 1-inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access; level 2-inputs utilize data points that are observable such as quoted prices, interest rate and yield curves; level 3-inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

Our derivative contracts, natural gas forward contracts, are valued using industry-standard models that use observable market inputs (forward market prices for natural gas) as their basis.  We classify these instruments within level 2 of the valuation hierarchy.  SFAS 157 requires that for level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (non performance risk).  The fair value of these cash flow hedging instruments was a liability of $2.2 million, of which $2.0 million is included in other

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 1 Basis of Presentation and Significant Accounting Policies (continued)

current liabilities and $0.2 million is included in other liabilities and was a liability of $2.7 million, of which $2.4 million is included in other current liabilities and $0.3 million is included in other liabilities as of May 28, 2009 and as of February 28, 2009, respectively.  Prior to the third quarter of the fiscal year ended February 28, 2009, these contracts have not been designated as hedges and accordingly, for the three months ended May 29, 2008 a $0.1 million loss has been recorded to earnings.  Hedging activities transacted since the third quarter of fiscal year 2009 have been designated as hedges and during the next 12 months, $2.0 million of the $2.2 million remains to be reclassified to earnings (cost of goods sold) consistent with the underlying hedging transactions.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements (see Derivatives and Hedging above).  In February 2008, The FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS 157 for non financial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The adoption of SFAS 157-2 did not have a material impact on the Company’s results of operations and financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (R), “Business Combinations” (“SFAS 141 (R)”), and Financial Accounting Standards No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.  SFAS 141 (R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.  The Company is currently assessing the impact that SFAS 141 (R) and SFAS 160 will have on our results of operations and financial position for future acquisitions.

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

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 1 Basis of Presentation and Significant Accounting Policies (continued)

The adoption of this statement did not have a material effect on the Company’s results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other generally accepted accounting principles.  This FSP applies prospectively to all intangible assets acquired after the effective date, which are fiscal years beginning after December 15, 2008, whether acquired in a business combination or otherwise.  Early adoption is prohibited.  The adoption of this statement did not have a significant impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements.  SFAS 165 introduces the concept of financial statements being available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS 165 will apply to both interim financial statements and annual financial statements after June 15, 2009.  Adoption of SFAS 165 would not result in a significant impact to the Company’s financial condition or results of operations.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 2 Inventories

Components of inventories are as follows:

	May 28, 2009	February 28, 2009
Finished goods	$32,866,996	$30,608,649
Raw materials	3,298,849	5,133,206
Packaging materials and supplies	13,516,838	12,326,731
	49,682,683	48,068,586
Inventory reserves	(1,395,018)	(852,537)
	$48,287,665	$47,216,049

Note 3 Acquisition

On July 2, 2008, the Company, through two newly created, wholly-owned subsidiaries, Cellu Tissue — Hauppauge, LLC (“Cellu Hauppauge”) and Cellu Tissue — Thomaston, LLC (“Cellu Thomaston”) consummated the acquisition of certain assets, and assumption of certain liabilities, from Atlantic Paper & Foil Corp. of N.Y., Atlantic Lakeside Properties, LLC, Atlantic Paper & Foil, LLC, Atlantic Paper & Foil of Georgia, LLC and Consumer Licensing Corporation (collectively, the “Sellers”) pursuant to a definitive asset purchase agreement (the “Purchase Agreement”) between the Company and the Sellers.  The aggregate purchase price paid was $68.0 million, including a cash payment at closing of $61.7 million and the issuance of a promissory note by the Company to Atlantic Paper & Foil Corp. of N.Y. in the principal amount of $6.3 million (the “Seller Note”), plus the assumption of certain liabilities.  The Company also incurred $2.5 million of transaction related costs.  The purchase price, which was subject to certain post-closing working capital adjustments, was adjusted downward by approximately $63,000 for the working capital adjustment settlement that was finalized in the third fiscal quarter 2009.  The acquisition of assets and assumption of liabilities is referred to as the “APF Acquisition” and the acquired business is referred to as “APF”.  The Company financed the cash portion of the purchase price with cash on-hand, the borrowings described at Note 4 and an equity contribution from the Parent.

The APF Acquisition has been accounted for as a purchase in accordance with the provisions of SFAS 141 and, accordingly, the consolidated statement of operations includes the results of APF from the date of acquisition.  The acquisition has resulted in the recognition of goodwill, which is attributable to our tissue segment and will be

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 3 Acquisition (continued)

deductible for tax purposes.  Goodwill reflects the future earnings and cash flow potential of the acquired business in excess of fair values that are assigned to all other identifiable assets and liabilities.  Goodwill arises because the purchase price paid reflects factors including the strategic fit and expected synergies this business brings to existing operations.  The Company has allocated the purchase price to the net assets acquired in the acquisition based on its estimates of the fair value of assets and liabilities as follows:

Purchase price allocated to:
Current assets, primarily accounts receivable and inventories	$15,241,036
Property, plant and equipment	5,306,225
Goodwill	29,685,383
Noncompete agreements	12,770,000
Customer lists	12,319,000
Trademarks	56,000
Current liabilities	(4,922,736)
Total	$70,454,908

The Company has estimated the fair value of the assets and liabilities of the APF Acquisition, utilizing information available at the time of acquisition.  The purchase price allocations are preliminary with respect to finalizing the transferability of certain tax credits and other minor items.  The Company considered outside third-party appraisals of the tangible and intangible assets to determine the applicable fair market values.   Depreciation has been calculated on the fair value assigned to the tangible fixed assets based on an average remaining useful life.   Intangible assets are being amortized on a straight-line basis, assuming no significant residual value, over the following lives:  noncompete agreements-5 years, customer lists-7 years and trademarks- 3 years.

The results of APF’s operations from the July 2, 2008 date of acquisition are primarily included in the Company’s tissue segment.  Part of the acquisition related to the foam business, which the Company reports as a separate segment (see Note 7).  Unaudited pro forma results of operations for the three months ended May 29, 2008, as if the Company and APF had been combined at the beginning of the period presented, are presented below.  The pro forma results include estimates and assumptions, which the Company’s management believes are reasonable.  However, the pro forma results do not include any cost savings or other effects of the planned integration of APF and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 3 Acquisition (continued)

	Three Months Ended May 29, 2008 (1)
	Actual	Pro Forma
	(in thousands)
Net sales	$114,528	$134,851

Operating income	$6,535	$8,115
Net income	$992	$915

(1) Pro forma operating results include the operating results for APF for the three months ended March 31, 2008, as APF was previously a calendar year-end company.

Note 4 Long-Term Debt

Long-term debt consists of the following:

	May 28, 2009	February 28, 2009
9 ¾% senior secured notes due 2010	$222,255,572	$222,255,572
Less discount	(1,951,713)	(2,548,628)
	220,303,859	219,706,944
Industrial revenue bond payable in semi-annual installments, plus variable interest, due March 1, 2028	16,735,000	17,115,000
Seller Note payable, quarterly interest payments only at 12% annum with principal due July 2, 2011	6,300,000	6,300,000
	243,338,859	243,121,944
Less current portion of debt	760,000	760,000
	$242,578,859	$242,361,944

9 ¾% Senior Secured Notes due 2010

In March 2004, the Company completed a private offering of $162.0 million aggregate principal amount of 9 ¾% senior secured notes due 2010 (the “Original Notes”) pursuant to and governed by the Indenture, dated as of March 12, 2004 (as amended and

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 4 Long-Term Debt (continued)

supplemented, the “Cellu Tissue Indenture”) among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as successor trustee to the Bank of New York (the “Trustee”).  In connection with the Company’s acquisition of CityForest Corporation (“CityForest”) in fiscal year 2008 (the “CityForest Acquisition”), the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Wingate Capital Ltd.  (the “Purchaser”), dated March 21, 2007, pursuant to which it issued and sold $20.3 million aggregate principal amount of 9 ¾% senior secured notes due 2010 (“First Additional Notes”) to the Purchaser for the purchase price of $20.0 million, which is equal to 98.7383% of the aggregate principal amount of the Additional Notes.  The First Additional Notes were issued pursuant to and are governed by the Cellu Tissue Indenture.

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

The Notes mature on March 15, 2010 and require semi-annual interest payments on March 15 and September 15.  The Notes are collateralized by a senior secured interest in substantially all of the Company’s assets.  The Cellu Tissue Indenture contains certain covenants, including limitations on certain restricted payments, the incurrence of additional indebtedness and the sale of certain assets. The Cellu Tissue Indenture has been amended by subsequent amendments pursuant to which CityForest, Cellu Happauge and Cellu Thomaston became parties to the Cellu Tissue Indenture as subsidiary guarantors (collectively, the “Additional Guarantors”).  As subsidiary guarantors, the Additional Guarantors, on a joint and several basis, with all the existing

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 4 Long-Term Debt (continued)

subsidiary guarantors, fully, unconditionally and irrevocably guarantee the obligations of Cellu Tissue under the Cellu Tissue Indenture and Notes.  Cellu Tissue has no independent assets or operations and the Notes are unconditionally guaranteed by all of the Company’s subsidiaries.

Seller Note Payable

As part of the financing of the APF acquisition, the Company entered into the Seller Note in the principal amount of $6,300,000.  Interest only at 12% is payable on the note in quarterly installments with the principal due July 2, 2011.

Credit Agreement

The Company entered into a Credit Agreement, dated as of June 12, 2006 (the “Credit Agreement”), among Cellu Tissue, as U.S. Borrower, Interlake Acquisition Corporation Limited (“Interlake”), a subsidiary of Cellu Tissue, as Canadian Borrower, Parent, the other loan guarantors party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent the “U.S. Administrative Agent”), JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent (the “Canadian Administrative Agent”) and the other  lenders party thereto.  The Credit Agreement provides for a $35.0 million working capital facility, which was subsequently increased to $60.0 million (see discussion following), including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011.  An amount equal to $32.0 million, which was subsequently increased to $57.0 million (see discussion following), is available, in U.S. dollars, to the U.S. Borrower under the facility and an amount equal to $3.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility.  Borrowings of $17.4 million were made to finance a portion of the CityForest Acquisition and borrowings of $12.1 million were made to finance a portion of the APF Acquisition.  As of May 28, 2009, there was $16.0 million of borrowings outstanding under the working capital facility and excess availability was $36.0 million.

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

On September 29, 2008 the Company entered into the Third Amendment to the Credit  Agreement,dated as of June 12, 2006.  This Amendment increases the amount of the Canadian Commitments by $2.0 million and reduces the amount of the US Commitments by the same amount.

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

The Reimbursement Agreement requires scheduled semi-annual payments of principal of the Bonds equal to approximately 2.00% of the principal amount outstanding as of the date of the CityForest Acquisition, with the balance payable at maturity of the Bonds on March 1, 2028. The Reimbursement Agreement also contains a number of other provisions regarding reserve funds and other mandatory and optional repayments in connection with the Bonds.  In connection therewith, the Company has $1.3 million of reserved cash as of May 28, 2009 and May 29, 2008, which

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 4 Long-Term Debt (continued)

is included in other assets on the balance sheet. In addition, the Reimbursement Agreement provides that in certain circumstances where the Company incurs indebtedness, as defined, in excess of amounts currently permitted under the CityForest Indenture or refinances the indebtedness issued under the CityForest Indenture, Associated Bank may require CityForest to repay all of its obligations to Associated Bank under the Reimbursement Agreement and either to cause the Bonds to be redeemed or to replace the Associated Bank Letter of Credit with a Substitute Credit Facility, as such term is defined in the CityForest Indenture.

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

Note 5 Debt and Note Issuance Costs

In connection with the financing related to the APF Acquisition, the Company incurred approximately $232,000 and $654,000 of costs related to the amendment to the credit

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 5 Debt and Note Issuance Costs (continued)

agreement and note issuance, respectively.  These costs have been capitalized as of the date of financing and are being amortized over the respective terms of the financing.  The debt issuance costs and related accumulated amortization balances as of May 28, 2009 and February 28, 2009 are as follows:

	May 28, 2009	February 28, 2009
Debt issuance costs-credit agreement	$231,651	$231,651
Note issuance costs	654,307	654,307
	885,958	885,958
Accumulated amortization	(419,453)	(306,668)
	$466,505	$579,290

These costs, net of accumulated amortization, are included in other assets on the balance sheet as of May 28, 2009 and February 28, 2009.

Note 6 Comprehensive Income

The components of comprehensive income for the three months ended May 28, 2009 and May 29, 2008 are as follows:

	Three Months Ended
	May 28, 2009	May 29, 2008
Net income	$2,310,865	$992,470
Derivative gain	482,928	—
Foreign currency translation adjustments	4,087,190	(148,594)
Comprehensive income	$6,880,983	$843,876

Note 7 Business Segments

The Company operates in three business segments:  tissue, machine-glazed paper and foam.  The foam business segment was added in connection with the APF Acquisition (see Note 3).  The Company assesses the performance of its business segments using income from operations. Income from operations for the three months ended May 29, 2008 includes $0.3 million of bad debt expense associated with a customer bankruptcy and $0.3 million related to additional sales tax incurred at one of our facilities.  Of this $0.6 million, $0.2 million impacts the machine-glazed paper segment and $0.4 million impacts the tissue segment.  Income from operations excludes interest income, interest expense, other income (expense), income tax expense (benefit) and the impact of foreign currency gains and losses.  A portion of corporate and shared expenses is allocated to

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 7 Business Segments (continued)

each segment.  Segment information for the three months ended May 28, 2009 and May 29, 2008 is as follows:

	Three Months Ended
	May 28, 2009	May 29, 2008
Net Sales
Tissue	$93,467,361	$85,797,050
Machine-glazed paper	23,594,065	28,730,511
Foam	1,866,796	—
Consolidated	$118,928,222	$114,527,561

Segment income from operations
Tissue	$12,354,854	$6,052,591
Machine-glazed paper	1,340,387	481,965
Foam	616,917	—
Total segment income from operations	14,312,158	6,534,556
Amortization expense	(1,056,424)	—
Interest expense, net	(6,506,553)	(4,979,688)
Net foreign currency transaction (loss) gain	(356,941)	43,080
Other income (expense)	16,578	(29,508)
Pretax income	$6,408,818	$1,568,440

Capital Expenditures
Tissue	$5,589,016	$2,029,529
Machine-glazed paper	302,801	254,830
Foam	—	—
Corporate	382,410	190,532
Consolidated	$6,274,227	$2,474,891

Depreciation
Tissue	$4,439,143	$4,318,726
Machine-glazed paper	1,467,984	1,535,312
Foam	20,878	—
Consolidated	$5,928,005	$5,854,038

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 8 Income Taxes

The effective income tax rate for the three months ended May 28, 2009 is 63.9% compared to 36.7% for the three months ended May 29, 2008.  Included in the income tax expense for the three months ended May 28, 2009 is discrete tax expense of $1.8 million associated with a change in the Company’s effective federal tax rate from 34% to 35% which is expected to be incurred in the current fiscal year based on projected taxable income.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  The fiscal tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.  As of May 28, 2009, the Company does not expect any material changes to unrecognized tax positions within the next 12 months.

Note 9 Goodwill and Other Intangibles, Net

Goodwill, trademarks and other intangibles and related accumulated amortization as of May 28, 2009 and February 28, 2009 are as follows:

	May 28, 2009	February 28, 2009
Goodwill	$41,020,138	$41,020,138

Trademarks	$9,456,000	$9,456,000
Noncompete agreements	12,770,000	12,770,000
Customer lists	12,319,000	12,319,000
	34,545,000	34,545,000
Accumulated amortization	(3,928,947)	(2,872,523)
Other Intangibles, Net	$30,616,053	$31,672,477

Intangible assets are being amortized on a straight-line basis, assuming no significant residual value, over the following lives:  noncompete agreements-5 years, customer lists-7 years and trademarks- 3 years.  Amortization expense for the three months ended May 28, 2009 was $1,056,424.  As the amortizable intangible assets arose as part of the APF Acquisition, no amortization expense was applicable for the three months ended May 29, 2008 as the acquisition date was July 2, 2008.

Note 10 Subsequent Event

On June 3, 2009 the Company issued $255.0 million in aggregate principal amount of 11 ½% Senior Secured Notes due 2014 (the “New Notes”), which mature on June 1, 2014, pursuant to an indenture, dated as of June 3, 2009 (the “New Indenture”), among the Company, the subsidiary guarantors party thereto and The Bank of New York Mellon

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 10 Subsequent Event (continued)

Trust Company, N.A., as trustee.  Interest on the New Notes is payable semiannually on June 1 and December 1 of each year, commencing on December 1, 2009. The New Notes were offered in the United States to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, and outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended.  In connection with the issuance of the New Notes, the Company, and the Subsidiary Guarantors entered into a registration rights agreement, dated as of June 3, 2009, with the initial purchasers of the New Notes (“the Registration Rights Agreement”), obligating the Company to use its reasonable best efforts to file with the SEC and cause to become effective a registration statement (the “Exchange Offer Registration Statement”) relating to an offer to exchange the New Notes for exchange notes with terms substantially identical in all material respects with the New Notes on or before June 4, 2010.  Once the Exchange Offer Registration Statement has been declared effective, the Company will offer the exchange notes in exchange for surrender of the New Notes.

The Company used the net cash proceeds from the offering of the New Notes to pre-fund the redemption of its $222,255,572 in aggregate principal amount outstanding of its 9 ¾% Senior Secured Notes due 2010 and satisfy and discharge its obligations under the Cellu Tissue Indenture.  As the Company issued new debt to payoff the old debt, the classification of the long-term debt as of May 28, 2009 is shown as long-term on the balance sheet and footnote disclosure (see Note 5).  In addition, in connection with the offering of the New Notes, the Company amended its Credit Agreement to allow for the incurrence of indebtedness under the New Indenture in replacement of indebtedness under the Cellu Tissue Indenture.  The Company also received the written consent of Associated Bank, the lender under the loan agreement related to CityForest’s industrial revenue bonds, in connection with the transaction.

As of May 28, 2009, the Company had incurred and capitalized approximately $1.2 million of costs associated with the refinancing.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Certain statements contained in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and, as such, may involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations are generally identifiable by use of the words “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “believe”, “intend”, “project”, or comparable terminology.  Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, those set forth in “Forward-Looking Statements” in our Annual Report on Form 10-K for our fiscal year ended February 28, 2009.  These risks and uncertainties should be considered in evaluating any forward-looking statements contained herein.

We produce converted tissue products, tissue hard rolls and machine-glazed paper, and we believe we are one of the leaders in the value retail converted tissue product market.  Our customers include leading consumer retailers and away-from-home distributors of tissue products, vertically integrated manufacturers and third-party converters serving the tissue and machine-glazed segments.  Most of the tissue products we convert are internally sourced from the tissue hard rolls that we manufacture to the specifications requested by our customers.  The tissue hard rolls that we manufacture, but do not convert, are marketed to customers for use in various end products, including diapers, bath and facial tissue, assorted paper towels and napkins.  In addition to converted tissue products and tissue hard rolls, we also manufacture machine-glazed paper and polystyrene foam used in various end products, including food wraps and foam plates, although foam products are not a significant portion of our business.

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

APF Acquisition

On July 2, 2008, we consummated the APF Acquisition.  The aggregate purchase price paid was $68.0 million, including a cash payment at closing of $61.7 million and the issuance of a promissory note by us to Atlantic Paper & Foil Corp. of N.Y. in the principal amount of $6.3 million (the “Seller Note”), plus the assumption of certain liabilities.  We also incurred $2.5 million of transaction related costs.  The purchase price, which was subject to post-closing working capital adjustments, was adjusted downward by approximately $63,000 by the working capital adjustment settlement that was finalized in the third quarter of fiscal year 2009.

The results of operations of the APF entities from the July 2, 2008 date of acquisition are primarily included in our tissue segment.  Part of the acquisition related to the foam business, which we report as a separate segment.  Unaudited pro forma results of operations for the three months ended May 29, 2008, as if we and APF had been combined at the beginning of the period presented, are presented in the notes to the consolidated financial statements (see Note 3).

Subsequent Event

On June 3, 2009 we issued $255.0 million in New Notes, which mature on June 1, 2014, pursuant to the New Indenture.   Interest on the New Notes is payable semiannually on June 1 and December 1 of each year, commencing on December 1, 2009.  The New Notes were offered in the United States to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, and outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended.  In connection with the issuance of the New Notes, we, and the our Subsidiary Guarantors entered into the Registration Rights Agreement, dated as of June 3, 2009, with the initial purchasers of the New Notes, obligating us to use our reasonable best efforts to file with the SEC and cause to become effective the Exchange Offer Registration Statement relating to an offer to exchange the New Notes for exchange notes with terms substantially identical in all material respects with the New Notes on or before June 4, 2010.  Once the Exchange Offer Registration Statement has been declared effective, we will offer the exchange notes in exchange for surrender of the New Notes.

We used the net cash proceeds from the offering of the New Notes to pre-fund the redemption of our $222,255,572 in aggregate principal amount outstanding of our 9 ¾% senior secured Notes due 2010 and satisfy and discharge our obligations under the Cellu Tissue Indenture.  In addition, in connection with the offering of the New Notes, we amended our Credit Agreement to allow for the incurrence of indebtedness under the New Indenture in replacement of indebtedness under the Cellu Tissue Indenture.  We also received the written consent of Associated Bank, the lender under the loan agreement related to CityForest’s industrial revenue bonds, in connection with the transaction.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended May 28, 2009 (the fiscal 2010 three-month period) compared to the Three Months Ended May 29, 2008 (the fiscal 2009 three-month period)

Net sales for the fiscal 2010 three-month period increased $4.4 million, or 3.8%, to $118.9 million from $114.5 million for the comparable period in the prior year.   For the fiscal 2010 three-month period, we sold 78,008 tons of tissue hard rolls, machine-glazed paper hard rolls and converted paper products.  This is an increase of 559 tons, or approximately 1%, from the comparable period in the prior year.  During the quarter, we in-sourced approximately 6,500 tons of hardrolls for our converting operations that we had previously purchased on the hardroll market, which served to reduce external shipments by a similar amount.  This is consistent with our strategy to increase the vertical integration of the acquired operations, supporting improved quality control and profitability.  Net selling price per ton increased from $1,479 for the fiscal 2009 three-month period to $1,501 for the fiscal 2010 three-month period.  This slight increase in price primarily reflects significant improvements in product mix associated with APF Acquisition.  The impact of mix improvements is partially offset by downward pricing pressure associated with declines in pulp prices, particularly in machine-glazed and tissue hardrolls.

Net sales for our tissue segment for the fiscal 2010 three-month period were $93.5 million, an increase of $7.7 million, or 8.9%, from the comparable period in the prior year.  This increase is the result of the APF Acquisition partially offset by downward pressure on prices as noted above.

Net sales for our machine-glazed segment for the fiscal 2010 three-month period were $23.6 million, a decrease of $5.1 million, or 17.9%, from the comparable period in the prior year.  This decrease is attributable to a decrease in tonnage sold and a decrease in net selling price per ton over the comparable period in the prior year.

Net sales for our foam segment for the fiscal 2010 three-month period were $1.8 million.  We started reporting with respect to the foam segment following the APF Acquisition  and therefore, do not have comparable period information.

Gross profit for the fiscal 2010 three-month period increased to $19.8 million from $11.8 million, an increase of $8.0 million, or 68.1%, from the comparable period in the

prior year.   As a percentage of net sales, gross profit increased to 16.7% in the fiscal 2010 three-month period from 10.2% in the fiscal 2009 three-month period.  The increase in gross profit in the fiscal 2010 three-month period is primarily attributable to the improvements in product mix, decreases in net pulp cost and net energy cost per ton, partially offset by the downward pressure on prices noted above.

Gross profit for our tissue segment for the fiscal 2010 three-month period increased to $16.6 million from $10.1 million, an increase of $6.5 million, or 65.1%, from the comparable period in the prior year.  Gross profit for our machine-glazed segment for the fiscal 2010 three-month period increased to $2.6 million, an increase of $0.9 million, or 49.5%, from the comparable period in the prior year.  Gross profit for our foam segment for the fiscal 2010 three-month period was $0.6 million.  As a percentage of net sales, gross profit for the tissue segment increased to 17.8% in the fiscal 2010 three-month period from 11.7% in the fiscal 2009 three-month period.  As a percentage of net sales, gross profit for the machine-glazed segment increased to 11.1% in the fiscal 2010 three-month period from 6.1% in the fiscal 2009 three-month period.  As a percentage of net sales, gross profit for the foam segment was 33.5%.

Selling, general and administrative expenses in the fiscal 2010 three-month period increased $0.3 million, or 6.3%, to $5.3 million from $5.0 million in the fiscal 2009 three-month period.  As a percentage of net sales, selling general and administrative expenses increased slightly to 4.4% for the fiscal 2010 three-month period from 4.3% for the comparable period in the prior year.

Terminated acquisition-related transaction costs in the fiscal 2009 three-month period of less than $0.1 million related to costs incurred related to an acquisition that did not transpire.

Stock and related compensation expense in the fiscal 2010 and 2009 three-month periods of $0.2 million relates primarily to the accounting for restricted stock and stock option grants.

Amortization expense in the fiscal 2010 three-month period of $1.1 million relates to the amortization of the intangible assets recorded in connection with the APF Acquisition.

Interest expense, net in the fiscal 2010 three-month period was $6.5 million compared to $5.0 million in the fiscal 2009 three-month period.  This increase is due to the additional debt incurred in connection with the APF Acquisition.

Foreign currency loss (gain) in the fiscal 2010 three-month period was a loss of $0.4 million compared to a gain of less than $0.1 million in the fiscal 2009 three-month period.  The fluctuation relates to the change in the Canadian currency exchange rate period over period.

Income tax expense for the fiscal 2010 three-month period was $4.1 million or an effective tax rate of 63.9% compared to income tax expense of $0.6 million or an effective tax rate 36.7% benefit for the fiscal 2009 three-month period.  Included in the income tax expense for the fiscal 2010 three-month period is discrete tax expense of $1.8 million associated with a change in our effective federal tax rate from 34% to 35% which is expected to be incurred in the current fiscal year based on projected taxable income.

Net income for the fiscal 2010 three-month period was $2.3 million compared to $1.0 million for the comparable period in the prior year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal liquidity requirements are to service debt and meet working capital, tax and capital expenditure needs.  Our total debt at May 28, 2009 was $259.3 million.  We fund our working capital requirements, capital expenditure needs and tax liabilities from net cash provided by operating activities and borrowings under our working capital facility.  Additionally, in the past, we have issued debt securities to fund acquisitions.

The following is a summary of our outstanding indebtedness.  For additional information regarding our indebtedness, see the notes to consolidated financial statements.

Working capital facility

We have a $60.0 million working capital facility that matures June 12, 2011.  As of May 28, 2009, $16.0 million of borrowings remained outstanding under the working capital facility and excess availability was $36.0 million, including letters of credit of $5.8 million in the aggregate principal amount.

2010 Notes

As of May 28, 2009, approximately $222.3 million in aggregate principal amount of the Notes were outstanding.  See Refinancing below.

APF Note

As part of the financing of the APF Acquisition, we entered into a subordinated, unsecured promissory note in the amount of $6.3 million that bears interest at 12% per year payable in monthly installments with the principal due July 2, 2011.

CityForest Industrial Revenue Bonds

Our subsidiary, CityForest, had approximately $16.7 million in aggregate principal amount of industrial revenue bonds outstanding as of May 28, 2009.  We have guaranteed all of the obligations of CityForest.  We are required to annually pay $760,000 of principal of the bonds in semi-annual payments.

Refinancing

On June 3, 2009 we issued $255.0 million in New Notes, which mature on June 1, 2014, pursuant to the New Indenture.  Interest on the New Notes is payable semiannually on June 1 and December 1 of each year, commencing on December 1, 2009.

We used the net cash proceeds from the offering of the New Notes to pre-fund the redemption of our $222,255,572 in aggregate principal amount outstanding of our 9 ¾% senior secured notes due 2010 and satisfy and discharge our obligations under the Cellu Tissue Indenture.  In addition, in connection with the offering of the New Notes, we amended our Credit Agreement to allow for the incurrence of indebtedness under the New Indenture in replacement of indebtedness under the Cellu Tissue Indenture.  We also received the written consent of Associated Bank, the lender under the loan agreement related to our subsidiary, CityForest’s industrial revenue bonds, in connection with the transaction.

Cash Flows

Net cash provided by operations was $13.5 million for the fiscal 2010 three-month period, compared to net cash used in operations of $4.6 million for the fiscal 2009 three-month period.  Non-cash items, consisting primarily of depreciation, stock-based compensation and amortization for the fiscal 2010 three-month period totaled $10.2 million compared to $6.4 million for the 2009 fiscal three-month period.    Cash flows provided by changes in working capital totaled $0.9 million for the fiscal 2010 three-month period compared to cash flows used by changes in working capital of $12.0 million in the fiscal 2009 three-month period.  With respect to the changes in accounts receivable and inventory, cash provided by these items was $4.9 million for the fiscal 2010 three-month period, compared to cash used by these items of $8.5 million for the comparable period in the prior fiscal year.   Cash used by changes in prepaid expenses and other current assets was $0.6 million for the 2010 fiscal three-month period compared to cash provided of $0.6 million for the comparable period in the prior fiscal year.   Cash used in changes in accounts payable, accrued expenses and accrued interest for the fiscal 2010 three-month period was $3.4 million, compared to cash used of $4.1 million for the comparable period in the prior year.

Net cash used in investing activities for the fiscal 2010 three-month period was $6.3 million compared to $2.5 million used in the fiscal 2009 three-month period, which is reflective of the level of capital spending period over period.

Net cash used in financing activities for the fiscal 2010 three-month period was $6.2 million compared to net cash provided of $7.8 million for the fiscal 2009 three-month period.  Net cash used for the fiscal 2010 three-month period relates primarily to net payments on our working capital facility and payments on CityForest’s industrial revenue bonds.   Net cash provided for the fiscal 2009 three-month period relates to net borrowings on our working capital facility offset by payment on CityForest’s industrial revenue bond.

Balance Sheet

Cash as of May 28, 2009 increased to $1.4 million from $0.4 million as of the end of fiscal year 2009.

Receivables, net as of May 28, 2009 decreased to $49.4 million from $54.1 million as of the end of fiscal year 2009 primarily as a result of declines in price levels of some products in the quarter compared to the fourth quarter of fiscal year 2009.

Property, plant and equipment, net as of May 28, 2009 increased to $305.3 million from $302.0 million as of the end of fiscal year 2009.  This increase relates to capital expenditures for the period offset partially by depreciation expense for the period.

Other intangibles, net as of May 28, 2009 decreased to $30.6 million from $31.7 million as of the end of fiscal year 2009 due to amortization expense for the fiscal 2010 three-month period.

Bank overdrafts as of May 28, 2009 were zero compared to $3.3 million as of the end of fiscal year 2009.  As of the end of the prior fiscal year—end checks outstanding exceeded cash balances in our lockbox account by this amount due to timing of payments.

Revolving line of credit amount outstanding as of May 28, 2009 decreased to $16.0 million from $18.5 million as of the end of fiscal year 2009 as cash generated during the period was used to pay down the revolver.

Accrued interest as of May 28, 2009 decreased to $4.6 million from $10.2 million as of the end of fiscal year 2009 due primarily to the timing of semi-annual interest payments on the Notes.

Stockholders’ equity as of May 28, 2009 was $74.8 million compared to $67.7 million as of the end of fiscal year 2009.   The increase is primarily attributable to the net income generated for the three-month period and the change in accumulated other comprehensive income due to the change in the Canadian foreign currency in the fiscal 2010 three-month period.

Critical Accounting Policies

Our critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.  The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities.  We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances.  However, actual results may vary from these estimates under different assumptions or conditions.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements (see Derivatives and Hedging above).  In February 2008, The FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS 157 for non financial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The adoption of SFAS 157 did not have a material impact on our results of operations and financial position.

In December 2007, the FASB issued SFAS 141 (R ), and SFAS 160.  These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements.  SFAS 141 (R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is prohibited.  We are currently assessing the impact that SFAS 141 (R) and SFAS 160 will have on our results of operations and financial position for future acquisitions.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires entities to provide enhanced disclosures about derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008.  The adoption of this statement did not have a material effect on our results of operations and financial position.

In April 2008, the FASB issued FSP  No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other generally accepted accounting principles.  This FSP applies prospectively to all intangible assets acquired after the effective date, which are fiscal years beginning after December 15, 2008, whether acquired in a business combination or otherwise.  Early adoption is prohibited.  The adoption of this statement did not have a significant impact on our financial position or results of operations.

In April 2009, the FASB issued FSP No.107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have an impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS 165.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements.  SFAS 165 introduces the concept of financial statements being available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  SFAS 165 will apply to both interim financial statements and annual financial statements after June 15, 2009.  Adoption of SFAS 165 would not result in a significant impact on our financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In March 2004, we completed a private offering of the Notes.  At the same time, we entered into a $30.0 million revolving working capital facility.  In connection with the acquisition of CityForest in March 2007, we issued and sold approximately $20.0 million of First Additional Notes and assumed $18.4 million of additional debt.  In connection with the APF Acquisition, we issued and sold approximately $40.0 million of Second Additional Notes. These Notes were due to mature on March 15, 2010.  On June 3, 2009, we used the net cash proceeds from the offering of the New Notes (see below) to pre-fund the redemption of our $222,255,572 in aggregate principal amount outstanding of our 9 ¾% senior secured notes due 2010 and satisfy and discharge our obligations under the Cellu Tissue Indenture.

On June 3, 2009 we issued $255.0 million in New Notes, which mature on June 1, 2014, pursuant to the New Indenture.  Interest on the New Notes is payable semiannually on June 1 and December 1 of each year, commencing on December 1, 2009.

We also have the ability to borrow under our revolving working capital facility, up to $60.0 million, of which as of May 28, 2009 we have outstanding borrowings of $16.0 million and excess availability of $36.0 million.  As a result, we are highly leveraged.    The interest on our revolving working capital facility fluctuates based on prime plus .50% or LIBOR plus 1.75% depending on whether our borrowing is based on prime or LIBOR rates.

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

Item 4T.  Controls and Procedures

(a)  Disclosure Controls and Procedures.  We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial

Officer, as appropriate, to allow timely decisions regarding required disclosure.  Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of May 28, 2009.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

There are have been no significant developments with respect to the legal proceedings included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

Item 1A.  Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 have not materially changed.

Item 6.  Exhibits

(a)     Exhibits

3.1

Certificate of Incorporation of Cellu Tissue Holdings, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

3.2	By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

4.1

Indenture, dated as of June 3, 2009, by and among Cellu Tissue Holdings, Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 5, 2009)

4.2	Form of 11½% Senior Secured Note due 2014 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 5, 2009)

10.1 *	Performance Stock Option Agreement by Cellu Parent Corporation to David Morris, dated April 13, 2009

10.2*	Performance Stock Option Agreement by Cellu Parent Corporation to Steven Ziessler, dated April 13, 2009

10.3*	Performance Stock Option Agreement by Cellu Parent Corporation to Russell Taylor, dated April 13, 2009

10.4

Note Security Agreement, dated as of June 3, 2009, by and among Cellu Tissue Holdings, Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as collateral agent

(incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 5, 2009)

10.5

Second Amended and Restated Intercreditor Agreement, dated as of June 3, 2009, by and among the Cellu Tissue Holdings, Inc., The Bank of New York Mellon Trust Company, N.A., as note collateral agent, JPMorgan Chase Bank, N.A., as U.S. administrative agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian administrative agent and The Bank of New York Trust Company, N.A., as prior agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8- K filed on June 5, 2009)

10.6

Registration Rights Agreement, dated as of June 3, 2009, by and among Cellu Tissue Holdings, Inc., the subsidiary guarantors party thereto, and J.P. Morgan Securities Inc. and Goldman, Sachs & Co., as the initial purchasers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 5, 2009)

31.1*	Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2*	Certification by Senior Vice President, Finance and Chief Financial Officer pursuant to Rule 13a-14(a)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cellu Tissue Holdings, Inc.

Date:	July 2 , 2009	/s/ Russell C. Taylor
Mr. Russell C. Taylor
President and Chief Executive Officer

Date:	July 2, 2009	/s/ David J. Morris
Mr. David J. Morris
Senior Vice President, Finance and Chief
Financial Officer