Form 10-Q
period 2009-08-27
Cellu Tissue Holdings, Inc.
filed 2009-10-09
CIK 1295976

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 27, 2009
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares outstanding of each of the registrant's classes of common stock as of October 2, 2008:

Title of Class	Shares Outstanding
Common Stock, $.01 par value	100

CELLU TISSUE HOLDINGS, INC.
FORM 10-Q
QUARTER ENDED AUGUST 28, 2008

INDEX

Part 1 FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended		For the six months ended
	August 27, 2009	August 28, 2008	August 27, 2009	August 28, 2008
Net sales	$137,796,650	$133,012,856	$256,724,872	$247,540,417
Cost of goods sold	115,154,471	122,012,927	214,269,375	224,752,584

Gross profit	22,642,179	10,999,929	42,455,497	22,787,833
Selling, general and administrative expenses	5,164,488	4,163,350	10,434,429	9,123,192
Terminated acquisition-related transaction costs	—	65,044	—	140,044
Stock compensation expense	191,260	226,987	422,480	445,493
Amortization expense	1,079,268	802,435	2,135,692	802,435

Income from operations	16,207,163	5,742,113	29,462,896	12,276,669
Interest expense, net	12,331,443	6,061,057	18,837,994	11,040,745
Foreign currency loss	356,287	127,700	713,226	84,620
Other expense (income)	(355,871)	8,910	(372,445)	38,418

Income before income tax (benefit) expense	3,875,304	(455,554)	10,284,121	1,112,886
Income tax (benefit) expense	1,157,830	(208,471)	5,255,782	367,499

Net income (loss)	$2,717,474	$(247,083)	$5,028,339	$745,387

See accompanying notes to consolidated financial statements

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	August 27, 2009	February 28, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$22,026,586	$361,035
Receivables, net	50,608,827	54,065,899
Inventories	39,240,582	47,216,049
Prepaid expenses and other current assets	2,762,231	2,085,774
Income tax receivable	114,076	174,084
Deferred income taxes	6,076,578	3,515,295

Total Current Assets	120,828,880	107,418,136
Property, Plant and Equipment, net	304,560,737	301,987,941
Goodwill	41,020,138	41,020,138
Other intangibles	29,536,785	31,672,477
Other assets	10,501,950	1,948,108

Total Assets	$506,448,490	$484,046,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank overdrafts	$—	$3,285,420
Revolving line of credit	—	18,530,824
Accounts payable	22,200,416	16,726,143
Accrued expenses	26,334,867	26,548,639
Accrued interest	7,042,583	10,160,124
Other current liabilities	16,730,056	17,448,707
Current portion of long-term debt	760,000	760,000

Total Current Liabilities	73,067,922	93,459,857
Long-term debt, less current portion	268,352,692	242,361,944
Deferred income taxes	80,065,490	75,110,277
Other liabilities	6,091,431	5,378,059
Stockholders' Equity:
Common stock, Class A, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Capital in excess of par value	71,371,341	70,948,860
Accumulated earnings	8,726,410	3,698,071
Accumulated other comprehensive loss	(1,226,797)	(6,910,269)

Total Stockholders' Equity	78,870,955	67,736,663

Total Liabilities and Stockholders' Equity	$506,448,490	$484,046,800

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	August 27, 2009	August 28, 2008
	(Unaudited)
Cash flows from operating activities
Net income	$5,028,339	$745,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,050,067	11,722,167
Amortization of intangibles	2,135,692	802,435
Amortization of deferred financing fees	479,707	70,197
Accretion of debt discount	976,448	600,929
Loss from write-off of discount on notes	1,911,471	—
Write-off of deferred financing fees	299,803	—
Stock-based compensation	422,480	445,493
Deferred income taxes	2,393,930	183,283
Loss on disposal of fixed asset	147,241	—
Loss from natural gas swaps	—	835,484
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	4,287,654	(10,094,518)
Inventories	8,699,026	(611,272)
Prepaid expenses, other current assets and income tax receivable	(757,153)	254,655
Other	368,092	(665,725)
Accounts payable, accrued expenses and accrued interest	2,429,452	2,436,384

Total adjustments	35,843,910	5,979,512

Net cash provided by operating activities	40,872,249	6,724,899
Cash flows from investing activities
Cash paid for acquisition, net of cash acquired	—	(63,829,401)
Capital expenditures	(11,162,014)	(4,820,549)

Net cash used in investing activities	(11,162,014)	(68,649,950)
Cash flows from financing activities
Equity investment by shareholders	—	15,001,466
Bank overdrafts	(3,285,420)	—
Borrowings on revolving line of credit,net	22,350,147	51,000,000
Payments on revolving line of credit, net	(40,880,971)	(37,800,000)
Payments on long-term debt	(380,000)	(380,000)
Retirement of long-term debt	(222,255,572)	—
Payment of deferred financing fees	(9,346,462)	(847,813)
Net proceeds from bond offering	245,738,400	36,900,000

Net cash (used in) provided by financing activities	(8,059,878)	63,873,653
Effect of foreign currency	15,194	(228,359)

Net increase in cash and cash equivalents	21,665,551	1,720,243
Cash and cash equivalents at beginning of period	361,035	883,388

Cash and cash equivalents at end of period	$22,026,586	$2,603,631

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

August 27, 2009

Note 1. Basis of Presentation

        Cellu Tissue Holdings, Inc., a Delaware corporation, together with its consolidated subsidiaries, primarily produces converted tissue products, tissue hard rolls and machine-glazed tissue that are sold to leading consumer retailers and away-from-home distributors of tissue products, vertically integrated manufacturers and third-party converters serving the tissue and machine glazed tissue segments.

        The accompanying unaudited interim consolidated financial statements include the accounts of Cellu Tissue Holdings, Inc. ("Cellu Tissue" or the "Company") and its wholly-owned subsidiaries. The Company is a wholly-owned subsidiary of Cellu Paper Holdings, Inc. (the "Parent"), which is a wholly-owned subsidiary of Cellu Parent Corporation ("Cellu Parent").

        These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended August 27, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2010. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In addition, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 165, Subsequent Events, the accompanying condensed consolidated financial statements of the Company reflect the evaluation of subsequent events through the date of this filing as disclosed in Note 15.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSP 157-2, "Effective Date of FASB Statement 157", which delayed the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS 157-2 did not have a material impact on the Company's results of operations and financial position.

        In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (APB) 28-1, "Interim Disclosures about Fair Value of Financial Instruments". This FSP amends Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a significant impact on the Company's consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 2. APF Acquisition

        On July 2, 2008, the Company, through two newly created, wholly-owned subsidiaries, Cellu Tissue—Hauppauge, LLC ("Cellu Hauppauge") and Cellu Tissue—Thomaston, LLC ("Cellu Thomaston"), consummated the acquisition of certain assets and assumption of certain liabilities, from Atlantic Paper & Foil Corp. of N.Y., Atlantic Lakeside Properties, LLC, Atlantic Paper & Foil, LLC, Atlantic Paper & Foil of Georgia, LLC and Consumer Licensing Corporation (collectively, the "Sellers") pursuant to a definitive asset purchase agreement (the "Purchase Agreement") between the Company and the Sellers. The aggregate purchase price paid was $68.0 million, including a cash payment at closing of $61.7 million and the issuance of a promissory note by the Company to Atlantic Paper & Foil Corp. of N.Y. in the principal amount of $6.3 million (the "Seller Note"), plus the assumption of certain liabilities. The Company also incurred $2.5 million of transaction related costs. The purchase price, which was subject to certain post-closing working capital adjustments, was adjusted downward by approximately $63,000 for the working capital adjustment settlement that was finalized in the third fiscal quarter 2009. The acquisition of assets and assumption of liabilities is referred to as the "APF Acquisition" and the acquired business is referred to as "APF". The Company financed the cash portion of the purchase price with cash on-hand, the borrowings described at Note 4 and an equity contribution from the Parent.

        The APF Acquisition has been accounted for as a purchase in accordance with the provisions of SFAS No.141, "Business Combinations" and, accordingly, the consolidated statement of operations includes the results of APF from the date of acquisition. The acquisition has resulted in the recognition of goodwill, which is attributable to our tissue segment and will be deductible for tax purposes. Goodwill reflects the future earnings and cash flow potential of the acquired business in excess of fair values that are assigned to all other identifiable assets and liabilities. Goodwill arises because the purchase price paid reflects factors including the strategic fit and expected synergies this business brings to existing operations. The Company has allocated the purchase price to the net assets acquired in the acquisition based on its estimates of the fair value of assets and liabilities as follows:

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

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 2. APF Acquisition (Continued)

        The results of APF's operations from the July 2, 2008 date of acquisition are primarily included in the Company's tissue segment. Part of the acquisition related to the foam business, which the Company reports as a separate segment. Unaudited pro forma results of operations for the three and six months ended August 28, 2008, are treated as if the Company and APF had been combined at the beginning of the period presented and are presented below. The pro forma results include estimates and assumptions, which the Company's management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of APF and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Three Months Ended August 28, 2008(1)		Six Months Ended August 28, 2008(1)
	Actual	Pro Forma	Actual	Pro Forma
	(in thousands)		(in thousands)
Net sales	$133,013	$143,709	$247,540	$278,560
Operating income	$5,742	$6,442	$12,277	$14,347
Net income (loss)	$(247)	$245	$745	$971

(1)
Pro forma operating results include the operating results for APF for the three and six months ended June 30, 2008, as APF was previously a calendar year-end company.

Note 3. Stock Based Compensation

        The Company accounts for stock based compensation in accordance with SFAS No. 123R, "Share-Based Payment", which requires the measurement of all share-based payments to employees, including grants of employee stock options, using the fair-value-based method and the recording of such expense in the Company's consolidated statements of operations. The Company has one share-based payment arrangement under the 2006 Stock Option and Restricted Stock Plan (the "Plan"). Under the Plan, the administrator of the Plan (the "Plan Administrator") may make awards of options to purchase shares of common stock of Cellu Parent and/or awards of restricted shares of common stock of Cellu Parent. A maximum of 12,095 shares of common stock of Cellu Parent may be delivered in satisfaction of awards under the Plan, determined net of shares of common stock withheld by Cellu Parent in payment of the exercise price of an award or in satisfaction of tax withholding requirements. The maximum number was increased from 8,095 to accommodate the grant made during the first quarter of fiscal 2010. Key employees and directors of, and consultants and advisors to, Cellu Parent or its affiliates who, in the opinion of the Plan Administrator, are in a position to make a significant contribution to the success of Cellu Parent and its affiliates are eligible to participate in the Plan. Stock options are granted at a strike price at the estimated fair value of Cellu Parent's stock on the date of grant.

        On April 13, 2009, Cellu Parent granted 1,600 stock options to non-executive employees whereby 35% of each individual's stock options vest ratably over 4 years and 65% are earned only upon attainment of certain market conditions relative to a change in ownership of the Company. Furthermore, Cellu Parent granted 2,126 stock options which are earned only upon attainment of certain market conditions relative to a change in ownership of the Company. The fair value of the stock option grants related to service (35% of 1,600, or 562) was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the grants were: no dividend yield; 40% volatility; 1.4% risk free interest rate; and 10-year expected life. With respect to the remaining stock options granted associated with the attainment of certain market conditions, the

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 3. Stock Based Compensation (Continued)

Company has determined the fair value of these stock options at the date of grant using the Monte-Carlo model and the followings assumptions: no dividend yield; 40% volatility; 1.4% risk-free interest rate; and 3.5 year expected term. The total fair value estimated for these options was $0.7 million and is not recognized as expense until the change in ownership occurs.

        Total stock compensation expense for the three months ended August 27, 2009 and August 28, 2008 was $0.2 million and for the six months ended August 27, 2009 and August 28, 2008 was $0.4 million.

Note 4. Long-Term Debt

        During May 2009, through a series of transactions, the Company refinanced its debt, which resulted in higher overall interest rates and extended the overall maturity of its long-term debt. The new 11 1/2% Senior Secured Notes due in 2014 ("2014 Notes") generated cash proceeds of $245,738,400. These proceeds were used to retire all of the 9 3/4% Senior Secured Notes due in 2010 ("2010 Notes"). In connection with the refinancing, the Company recorded a loss of $2,211,273 for the early extinguishment of debt. Long-term debt consists of the following:

	August 27, 2009	February 28, 2009
2014 Notes	246,077,692	—
2010 Notes	—	219,706,944
City Forest Industrial Bonds	16,735,000	17,115,000
Seller Note Payable	6,300,000	6,300,000

	269,112,692	243,121,944
Less current portion of debt	760,000	760,000

	$268,352,692	$242,361,944

        2014 Notes:    In May 2009, the Company completed a private placement of $255 million principal face amount of 11 1/2% senior secured notes maturing on June 1, 2014 (the "2014 Notes"), the 2014 Notes with an effective interest rate of 12.48%. The 2014 Notes pay interest in arrears on June 1 and December 1 of each year, commencing on December 1, 2009. The 2014 Notes are secured by liens on substantially all of the Company's assets. The Indenture in connection with the 2014 Notes contains customary covenants and events of default, including limitations on certain restricted payments, the incurrence of additional indebtedness and the sale of certain assets. The Company is compliant with these covenants as of August 27, 2009. All of the Company's subsidiaries guarantee the 2014 Notes. Subsequent to the end of the second quarter of fiscal year 2010, the Company exchanged all of the original 2014 Notes for new 2014 Notes substantially identical to the old notes, except that the new 2014 Notes are registered with the Securities and Exchange Commission. Cellu Tissue has no independent assets or operations and the 2014 Notes are unconditionally guaranteed by all of the Company's subsidiaries.

        2010 Notes:    In March 2004, the Company completed a private offering of $162.0 million aggregate principal amount of 9 3/4% senior secured notes due 2010 pursuant to and governed by the Indenture, dated as of March 12, 2004. Subsequently, in fiscal year 2008 and fiscal 2009, in connection with the acquisition of CityForest Corporation and APF, the Company issued and sold $60.3 million aggregate principal amount of the 2010 Notes for $56.9 million, which is equal to 94.3615% of the aggregate principal amount. The Company redeemed the entire $222.3 million principal amount

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4. Long-Term Debt (Continued)

outstanding of these notes in July 2009. In connection with this redemption, the company recorded a loss on early extinguishment totaling $2.2 million, which includes $1.9 million for the unaccreted effective discount and $0.3 million related to the unamortized deferred financing fees.

        2006 Credit Agreement:    In June 2006, the Company entered into a Credit Agreement (the "Credit Agreement"), that currently provides for a $60.0 million working capital facility, including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. An amount equal to $55.0 million is available, in U.S. dollars, to the U.S. Borrower under the facility and an amount equal to $5.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility. Borrowings under the working capital facility are secured by substantially all of the Company's assets and guaranteed by the Company's subsidiaries. As of August 27, 2009, there were no borrowings outstanding under the working capital facility. As of February 28, 2009, $18.5 million of borrowings were outstanding under this working capital facility.

        CityForest Industrial Bonds:    In March 1998, Cellu Tissue CityForest LLC ("CityForest"), a consolidated subsidiary of the Company, borrowed $18.4 million of principal face amount of municipal bonds. The municipal bonds have scheduled semi-annual payments of principal equal to approximately 2.00% of the principal amount outstanding as of the date of the acquisition of CityForest ("CityForest Acquisition"). The balance is payable at maturity of the municipal bonds on March 1, 2028. The bonds are guaranteed by the Company and contain various customary covenants and events of default. The proceeds were used to finance the construction of CityForest's solid waste disposal facility.

        In connection with this borrowing, CityForest entered into an Amended and Restated Reimbursement Agreement (the "Reimbursement Agreement") pursuant to which Associated Bank has provided a letter of credit and a revolving credit facility in an aggregate principal amount of up to $3.5 million. The letter of credit and revolving credit facility can be used by the bond trustee to pay principal and interest due on the Bonds, and to provide liquidity to purchase bonds put to CityForest by bondholders and not remarketed; and CityForest is obligated to repay any such draws. CityForest is also obligated to pay a fee in respect of the aggregate amount available to be drawn at a rate per annum initially equal to 1.25%, subject to adjustment on a quarterly basis based on CityForest's leverage. The expiration date of the letter of credit is February 15, 2011.

        Amounts borrowed by CityForest under the revolving credit facility bear interest at a rate per annum equal to the LIBOR Rate (as defined in the Reimbursement Agreement), plus an applicable margin. The applicable margin percentage initially is 1.75%, subject to adjustment on a quarterly basis based upon CityForest's leverage. The interest rate was 2.01% and 2.25% at August 27, 2009 and February 28, 2009. CityForest is also obligated to pay a commitment fee with respect to any unused commitment under the revolving credit facility in an amount equal to 0.50% per annum. The maturity date of the revolving credit facility is February 15, 2011. The revolving credit facility is secured by the assets of CityForest.

        In connection with these CityForest credit facilities, the Company has $1.2 million of restricted cash as of August 27, 2009 and February 28, 2008, which is included in other assets on the balance sheet. In addition, the Reimbursement Agreement provides that in certain circumstances where the Company incurs indebtedness, as defined, in excess of amounts currently permitted under the CityForest Indenture or refinances the indebtedness issued under the CityForest Indenture, CityForest may be required to repay all of its obligations under the revolving line of credit and either cause the bonds to be redeemed or to replace the revolving credit facility and provide a new letter of credit from another lender.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 4. Long-Term Debt (Continued)

        Seller Note Payable:    As part of the financing of the APF Acquisition, the Company entered into a Seller Note in the principal amount of $6,300,000. Interest at 12% is payable on the note in quarterly installments with the principal due July 2, 2011.

Note 5. Deferred Financing Fees

        In connection with the debt refinancing discussed in Note 4, the Company capitalized deferred financing fees of $9.3 million related to the 2014 Notes during the three months ended August 27, 2009, which are being amortized using the effective interest method over their five year life. In addition, in connection with the APF Acquisition, the Company incurred approximately $0.2 million of costs related to the amendment to the Credit Agreement and $0.7 million of costs related to an additional issuance of 2010 Notes.

        As a result of the debt refinancing, the Company wrote off the remaining unamortized 2010 Notes deferred financing fees of $0.3 million during the three months ended August 27, 2009.

        The deferred financing fees and related accumulated amortization balances as of August 27, 2009 and February 28, 2009 are as follows:

	August 27, 2009	February 28, 2009
2014 Notes	$9,346,462	$—
Credit agreement	231,652	231,651
2010 Notes	—	654,307

	9,578,114	885,958
Accumulated amortization	(431,872)	(306,668)

	$9,146,242	$579,290

        These fees, net of accumulated amortization, are included in other assets on the balance sheet as of August 27, 2009 and February 28, 2009.

Note 6. Comprehensive Income

        The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	August 27, 2009	August 28, 2008	August 27, 2009	August 28, 2008
Net income (loss)	$2,717,474	$(247,083)	$5,028,339	$745,387
Change in unrealized gain (loss) on hedges	504,480	—	987,408	—
Foreign currency translation adjustments	608,875	(2,013,492)	4,696,064	(2,162,086)

Comprehensive income (loss)	$3,830,829	$(2,260,575)	$10,711,811	$(1,416,699)

Note 7. Business Segments

        The Company operates in three business segments: tissue, machine glazed tissue and foam. The foam business segment was added in connection with the APF Acquisition (see Note 2). The Company

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 7. Business Segments (Continued)

assesses the performance of its business segments using income from operations. Income from operations excludes interest income, interest expense, other income (expense), income tax expense (benefit) and the impact of foreign currency gains and losses. Corporate and shared expenses are allocated to each segment. Segment information is as follows:

	Three Months Ended		Six Months Ended
	August 27, 2009	August 28, 2008	August 27, 2009	August 28, 2008
Net Sales
Tissue	$107,781,026	$103,413,826	$201,248,387	$189,210,876
Machine glazed tissue	27,925,877	28,718,124	51,519,942	57,448,635
Foam	2,089,747	880,906	3,956,543	880,906

Consolidated	$137,796,650	$133,012,856	$256,724,872	$247,540,417

Segment Income From Operations
Tissue	$15,356,475	$6,112,624	$27,711,329	$12,167,787
Machine glazed tissue	1,326,574	253,267	2,666,960	732,660
Foam	603,382	178,657	1,220,299	178,657

Total segment income from operations	17,286,431	6,544,548	31,598,588	13,079,104
Amortization expense	(1,079,268)	(802,435)	(2,135,692)	(802,435)

Consolidated income from operations	16,207,163	5,742,113	29,462,896	12,276,669
Interest expense, net	(12,331,443)	(6,061,057)	(18,837,994)	(11,040,745)
Foreign currency transaction gain (loss)	(356,287)	(127,700)	(713,226)	(84,620)
Other income (expense)	355,871	(8,910)	372,445	(38,418)

Income (loss) before income tax expense	$3,875,304	$(455,554)	$10,284,121	$1,112,886

Capital Expenditures
Tissue	$4,363,750	$1,779,412	9,952,766	$3,808,941
Machine glazed tissue	458,490	421,940	761,291	676,770
Foam	—	—	—	—
Corporate	65,547	144,306	447,957	334,838

Consolidated	$4,887,787	$2,345,658	$11,162,014	$4,820,549

Depreciation
Tissue	$4,603,188	$4,335,471	$9,042,331	$8,651,625
Machine-glazed tissue	1,497,528	1,519,052	2,965,512	3,056,936
Foam	21,346	13,606	42,224	13,606

Consolidated	$6,122,062	$5,868,129	$12,050,067	$11,722,167

Note 8. Income Taxes

        The Company's estimated annual tax rate is 34.7% for fiscal 2010. Certain beneficial changes in state law were recognized during the three months ended August 27, 2009 which decreased the

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 8. Income Taxes (Continued)

Company's underlying estimated annual effective tax rate from 37.0% to 34.7%. Additionally, the Company recorded discrete tax expense of $1.8 million associated with an increase in the Company's federal tax rate from 34% to 35% based on fiscal 2010 projected taxable income. The resulting effective income tax rate for the six months ended August 27, 2009 is 51.1% compared to 33.0% for the six months ended August 28, 2008.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The fiscal tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. As of August 27, 2009, the Company does not expect any material changes to unrecognized tax positions within the next 12 months.

Note 9. Goodwill and Other Intangibles, Net

	August 27, 2009	February 28, 2009
Goodwill	$41,020,138	$41,020,138
Other Intangible Assets
Trademarks	$9,456,000	$9,456,000
Non-compete agreements	12,770,000	12,770,000
Customer lists	12,319,000	12,319,000

	34,545,000	34,545,000
Accumulated amortization	(5,008,215)	(2,872,523)

Other Intangibles Assets, Net	$29,536,785	$31,672,477

        Intangible assets, except for certain trademarks which have an indefinite life, are being amortized on a straight-line basis, assuming no significant residual value, over the following lives: non-compete agreements-5 years, customer lists-7 years and trademarks with a definite life-3 years.

Note 10. Earnout Payment

        In connection with the acquisition of the Company by the current owners in 2006, the Company was required to pay contingent consideration totaling $35.0 million, consisting of cash and Series A preferred stock, to the former owners and advisors of Cellu Parent in the event certain financial targets were met. Those financial targets were met and the Company recorded a liability for $35.0 million. On August 29, 2008, $15.0 million was paid. As discussed in Note 14, the second payment of $15.0 million of contingent consideration was paid on August 28, 2009. The final payment of $5.0 million is payable on August 27, 2010.

Note 11. Derivatives and Hedging

        The Company uses derivative financial instruments to offset a substantial portion of its exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as hedges of specific quantities of natural gas expected to be purchased in future months. These contracts are held for purposes other than trading and are designated as cash flow hedges. The Company measures fair value of its derivative financial instruments in accordance with SFAS No. 157, "Fair Value Measurements" ("SFAS 157").

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 11. Derivatives and Hedging (Continued)

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows: level 1—inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access; level 2—inputs utilize data points that are observable such as quoted prices, interest rate and yield curves; level 3—inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

        The Company's natural gas forward contracts are valued using industry-standard models that use observable market inputs (forward market prices for natural gas) as their basis. The Company classifies these instruments within level 2 of the valuation hierarchy. SFAS 157 requires that for level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (non performance risk). As of August 27, 2009, the fair value of these cash flow hedging instruments was $1.7 million and is included in other current liabilities. The fair value of cash flow hedges at February 28, 2009 was a liability of $2.7 million, of which $2.4 million is included in other current liabilities and $0.3 million is included in other liabilities. The notional value of the natural gas forward contracts outstanding is $5.3 million as of August 27, 2009.

        The effects of the Company's natural gas swap contracts on the consolidated statements of operations are presented below.

	Three Months Ended		Six Months Ended
	August 27, 2009	August 28, 2008	August 27, 2009	August 28, 2008
Gain (loss) recognized in comprehensive income/loss	$504,480	$—	$987,408	$—
Loss reclassified from accumulated other comprehensive loss into income	$1,468,480	$—	$3,090,744	$—

        The Company's natural gas swaps for the three and six months ended August 28, 2008 did not qualify for hedge accounting treatment, and accordingly, no amounts were recognized in comprehensive income.

Note 12. Fair Value of Financial Instruments

        The following methods and assumptions, as required by SFAS 157 "Fair Value Measurements" and discussed in Note 11, were used to estimate fair value for purposes of disclosure:

        The Company's 2014 Notes are treated as level 1 instruments and are recorded at cost which is $246.1 million at August 27, 2009. The estimated fair value of these notes was $265.2 million at August 27, 2009 based on the quoted market price of this debt.

        The Company's City Forest Industrial Revenue Bonds in the amount of $16.7 million at August 27, 2009 and $17.1 million at February 28, 2009 are carried at cost. These bonds are determined to be level 1 instruments. These bonds always trade at par value, with adjustments to the variable interest

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 12. Fair Value of Financial Instruments (Continued)

rate by our independent third party market maker. The estimated fair value of these bonds was $16.7 million at August 27, 2009 and $17.1 million at February 28. 2009.

        The Company's Seller Note Payable in the amount of $6.3 million at August 27, 2009 and February 28, 2009 is carried at cost. The estimated fair value of this note was $6.3 million at August 27, 2009 and February 28, 2009 based on the discounted cash flows of this instrument. This note has been determined to be a Level 3 instrument. The note payable is between the Company and a private party and has no observable data points to determine fair value.

Note 13. Supplemental Balance Sheet Information

        Selected supplemental balance sheet information is presented below.

	August 27, 2009	February 28, 2009
Finished goods	$26,243,627	$30,608,649
Raw materials	3,459,439	5,133,206
Packaging materials and supplies	11,389,277	12,326,731
Inventory reserves	(1,851,761)	(852,537)

	$39,240,582	$47,216,049

Property, plant and equipment, net:
Land	$4,443,623	$4,307,317
Buildings	36,480,763	35,907,105
Machinery and equipment	325,379,614	312,775,269
Other	5,761,921	4,970,279
Construction in progress	9,341,335	7,867,380

	381,407,255	365,827,350
Accumulated depreciation	(76,846,519)	(63,839,409)

	$304,560,737	$301,987,941

Note 14 Contingencies

Gabayzadeh Litigation

        We were a defendant in a suit filed August 11, 2008 in the United States District Court for the Eastern District of New York by Mahin Gabayzadeh, as trustee for and on behalf of The Diane Gabayzadeh Trust, The Deborah Gabayzadeh Trust and The John Gabayzadeh U.T.M.A. Trust (the "Gabayzadeh Litigation"). The other defendants in the lawsuit were one of the Company's officers; Steven C. Catalfamo; Kimberly-Clark Corporation; and Charterhouse Group, Inc. The complaint alleged that the Company fraudulently acquired American Tissue Co.'s Neenah, Wisconsin plant for $5.85 million, which the plaintiffs alleged was approximately $125 million below the then-current appraised liquidation value. The other defendants were alleged to have participated in the fraud. Plaintiffs sought $250 million in damages and alleged joint and several liability. On September 15, 2009,

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Note 14 Contingencies (Continued)

the United States District Court for the Eastern District of New York entered a judgment dismissing the complaint without prejudice.

Note 15. Subsequent Event

        We have evaluated these financial statements for subsequent events through the filing of these financial statements with the Securities and Exchange Commission on October 9, 2009.

        On August 28, 2009, a $15.0 million contingent consideration payment, accrued in other current liabilities, was made to the former owners and advisors of Cellu Parent, consisting of $13.7 million in cash and 1,274 shares of the Cellu Parent's Series A preferred stock valued at approximately $1.3 million. The contingent consideration was paid out due to the achievement of certain financial targets.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Certain statements contained in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and, as such, may involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," "project," or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, those set forth in Item 1. Business-Forward-Looking Statements and Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended February 28, 2009. These risks and uncertainties should be considered in evaluating any forward-looking statements contained herein.

        We produce converted tissue products, tissue hard rolls and machine glazed tissue, and we believe we are one of the leaders in the value retail converted tissue market. Our customers include leading consumer retailers and away-from-home distributors of tissue products, vertically integrated manufacturers and third-party converters serving the tissue and machine glazed tissue segments. Most of the tissue products we convert are internally sourced from the tissue hard rolls that we manufacture to the specifications requested by our customers. The tissue hard rolls that we manufacture, but do not convert, are marketed to customers for use in various end products, including diapers, bath and facial tissue, assorted paper towels and napkins. In addition to converted tissue products and tissue hard rolls, we also manufacture machine glazed tissue and polystyrene foam used in various end products, including food wraps and foam plates. However, foam products are not a significant portion of our business.

        We operate in three business segments: tissue, machine glazed tissue and foam. In our tissue segment, we derive our revenues from the sale of:

  •
  converted tissue products, including a variety of private label consumer and away-from-home bath and facial tissue, napkins and folded and rolled towels; and

  •
  tissue hard rolls sold as facial and bath tissue, special medical tissue, industrial wipers, napkin and paper towel stock and absorbent cover stock.

        We derive our revenues in our machine glazed tissue segment from the sale of:

  •
  machine glazed tissue paper hard rolls to third-party converters that manufacture fast food and commercial food wrap, as well as niche market products such as gum wrappers, coffee filters, paper used to line packs of cigarettes, wax paper and butter wraps; and

  •
  converted wax products, including wet and dry wax paper, sandwich bags and wax paper.

        We derive our revenues in our foam segment, which was added in fiscal year 2009 in connection with the APF Acquisition, primarily from the sale of foam plates as a private branded product to a single customer.

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

        The results of the APF entities from the July 2, 2008 date of acquisition are primarily included in our tissue segment. Part of the acquisition related to the foam business, which we report as a separate segment. Unaudited pro forma results of operations for the three and six months ended August 28, 2008, as if we and APF had been combined at the beginning of the periods presented, are presented in the notes to the consolidated financial statements.

Subsequent Events

        On August 28, 2009, a $15.0 million contingent consideration payment was made to the former owners and advisors of Cellu Parent, consisting of $13.7 million in cash and 1,274 shares of the Cellu Parent's Series A preferred stock valued at approximately $1.3 million. The contingent consideration was paid out due to the achievement of certain financial targets.

Results of Operations for the Three Months Ended August 27, 2009 (the Fiscal 2010 Three Month Period) compared to the Three Months Ended August 28, 2008 (the Fiscal 2009 Three Month Period)

        Consolidated net sales for the fiscal 2010 three month period increased $4.8 million, or 3.6%, to $137.8 million from $133.0 million for the comparable prior year period. On an overall basis, volume contributed $11.6 million in increased sales and was partially offset by lower pricing of $6.8 million. During the fiscal 2010 three month period, we sold 89,328 tons of tissue hardrolls, machine-glazed tissue hardrolls and converted tissue products, an increase of 4,291 tons, or an increase of 5.0% over the comparable prior year period. During the quarter, we in-sourced an additional 6,046 tons of hardrolls for our converting operations that were previously purchased on the hardroll market. This served to reduce external hardroll shipments by a similar amount and improved our overall sales mix due to higher selling prices for converted tissue products. This is consistent with our strategy to increase the vertical integration of the acquired operations, supporting improved quality control and profitability. Net selling price per ton decreased to $1,519 during the current period from $1,554 during the prior year period. This decrease in price primarily reflects the downward pricing pressure brought on by lower pulp prices, which was partially offset by the impact of mix improvements.

        Net sales for our tissue segment were $107.8 million during the fiscal 2010 three month period, an increase of $4.4 million, or 4.2% from $103.4 million in the comparable prior year period. The increase was due primarily to increased sale volumes, an improved mix with respect to converting tons sold, and moderate price improvement. Net selling price per ton increased to $1,625 for the fiscal 2010 three month period from $1,605 for the fiscal 2009 three month period. This increase in net selling price per ton was primarily the result of improvements in product mix as a result of higher converted tissue sales, and to a smaller extent, an increase in converted product selling prices, partially offset by downward pricing pressure brought on by lower pulp prices. The increase in converting tons sold reflects continued organic growth in our converting business and results from the APF Acquisition for the full three month period in fiscal 2010, compared to only two months of ownership in the fiscal 2009 three month period. For the fiscal 2010 three month period, we sold 66,312 tons of tissue compared to 64,416 tons in the fiscal 2009 three month period.

        Net sales for our machine glazed tissue segment for the fiscal 2010 three month period were $27.9 million, a decrease of $0.8 million or 2.8%, compared to $28.7 million in the comparable prior year period. Tons sold during the fiscal 2010 period increased 11.6%, but this increase was offset by a decline in selling prices associated with lower pulp prices. Net selling price per ton was $1,213 for the fiscal 2010 three month period compared to $1,393 per ton for the fiscal 2009 three month period. For the fiscal 2010 three month period, we sold 23,016 tons of machine-glazed tissue compared to 20,621 tons in the fiscal 2009 three month period.

        Net sales for our foam segment for the fiscal 2010 three month period were $2.1 million compared to $0.9 million in the comparable prior year period. The prior year period included only two months of results, as APF was acquired in July 2008. Additionally, we benefitted from lower resin prices, the primary raw material used to manufacture our foam products.

        Consolidated gross profit was $22.6 million for the fiscal 2010 three month period or an increase of $11.6 million from $11.0 million in the comparable prior year period. As a percentage of net sales, gross profit increased to 16.4% in the fiscal 2010 three month period from 8.3% in the fiscal 2009 three month period. The improvement was primarily driven by the overall volume, mix and selling price changes as discussed above, as well as favorable improvements in pulp pricing and lower energy costs.

        Gross profit by segment is as follows:

	For the three months ended
	August 27, 2009	August 28, 2008	Increase
Tissue	$19,474	$9,547	$9,927
Machine glazed tissue	2,554	1,269	1,285
Foam	614	183	431

Total	$22,642	$10,999	$11,643

        Tissue gross margins increased to 18.1% for the three months ended August 27, 2009 compared to 9.2% in the comparable prior year period. In addition to the factors also noted above for net sales, these favorable results were also due to reduced fiber and energy prices and increased sales of our converted tissue products which leveraged our ability to incrementally use more internally manufactured hardrolls.

        Machine-glazed tissue gross margins increased to 9.1% for the three months ended August 27, 2009 compared to 4.4% in the comparable prior year period. The increase in gross margin was primarily attributable to lower pulp and energy prices, along with favorable machine productivity.

        Foam gross margins were 29.3% for the three months ended August 27, 2009 compared to 20.8% in the comparable prior year period as a result of lower resin prices, the primary raw material used to manufacture our foam products.

        Selling, general and administrative expenses were $5.2 million for the three months ended August 27, 2009 compared to $4.2 million for the comparable three month period in fiscal 2009. As a percentage of net sales, expenses were 3.8% for the current period, compared to 3.1% for the prior period. The increase is primarily attributable to increased incentive compensation expense as a result of achievement of previously established performance goals.

        Stock and related compensation expense in the fiscal 2010 and 2009 three month periods of $0.2 million relates to grants of restricted stock and stock options.

        Amortization expense in the fiscal 2010 three month period of $1.1 million relates to the amortization of the intangible assets recorded in connection with the APF Acquisition.

        Interest expense, net in the fiscal 2010 three month period was $12.3 million compared to $6.1 million in the fiscal 2009 three month period. The fiscal 2010 three month period includes the effects of extinguishing our 2010 Notes and the issuance of our 2014 Notes. Non-recurring costs of extinguishing our 2010 Notes include both the write-off of deferred financing fees of $2.2 million and incremental interest expense of $1.7 million due to the period of time that elapsed between the issuance of the 2014 Notes and the extinguishment of the 2010 Notes. The remaining increase is primarily attributable to the higher interest rate and debt issuance costs related to the 2014 Notes.

        Foreign currency loss (gain) in the fiscal 2010 three month period was a gain of $0.4 million compared to a loss of $0.1 million in the fiscal 2009 three month period. The fluctuation relates to the change in the Canadian currency exchange rate period over period.

        Income tax expense for the fiscal 2010 three month period was $1.2 million or an effective tax rate of 30% compared to income tax benefit of $0.2 million or an effective tax rate of 45.8% for the fiscal 2009 three month period. Included in the income tax expense for the fiscal 2010 three month period are the benefit of certain state tax law changes.

Results of Operations for the Six Months Ended August 27, 2009 (the Fiscal 2010 Six Month Period) compared to the Six Months ended August 28, 2008 (the Fiscal 2009 Six Month Period)

        Consolidated net sales for the fiscal 2010 six month period increased $9.2 million, or 3.7%, to $256.7 million from $247.5 million for the comparable prior year period. On an overall basis, volume contributed $19.0 million in increased sales and was partially offset by lower pricing of $9.8 million. During the fiscal 2010 six month period, we sold 167,336 tons of tissue hard rolls, machine glazed tissue hard rolls and converted paper products. This is an increase of 4,850 tons over the comparable prior year period, which is primarily attributable to the July 2008 acquisition of APF. During the six month 2010 period, we in-sourced an additional 12,546 tons of hardrolls for our converting operation that were previously purchased on the hardroll market. This served to reduce external hardroll shipments by a similar amount and improved our overall sales mix due to higher selling prices for converted tissue products. This is consistent with our strategy to increase the vertical integration of the acquired operations, supporting improved quality control and profitability. Net selling price per ton decreased to $1,511 during the current period from $1,518 during the prior year period. This decrease in price primarily reflects the downward pricing pressure associated with declines in pulp prices, partially offset by improvements in product mix.

        Net sales for our tissue segment were $201.2 million during the current period, an increase of $12.0 million over the prior year. The increase was due primarily to increased sales volumes, an improvement in mix with respect to increased converting tons sold (as a percent of segment tons sold) and moderate overall price improvements in revenue per ton of approximately 3.1%. These price and mix improvements were driven by the APF Acquisition in fiscal 2009 and the achievement of related synergies. Net selling price per ton increased to $1,610 for the fiscal 2010 six month period from $1,562 for the fiscal 2009 six month period. This increase in net selling price per ton was primarily the result of improvements in product mix derived both from the APF Acquisition and organic growth in converted sales and, to a lesser extent, increase in prices. For the fiscal 2010 six month period, we sold 124,967 tons of tissue compared to 121,131 tons in the fiscal 2009 six month period.

        Net sales for our machine glazed tissue segment for the fiscal 2010 six month period were $51.5 million, a decrease of $5.9 million or 10.3%, compared to $57.4 million in the comparable prior year period. Tons sold during the fiscal 2010 period increased 2.5%, but were more than offset by a 12.5% decline in selling prices that resulted from lower pulp prices. Net selling price per ton was $1,216 for the fiscal 2010 six month period compared to $1,389 per ton for the fiscal 2009 six month period. For the fiscal 2010 six month period, we sold 42,369 tons of machine-glazed tissue compared to 41,355 tons in the fiscal 2009 six month period.

        Net sales for our foam segment for the fiscal 2010 six month period were $4.0 million compared to $0.9 million in the prior year period. The prior year period included approximately two months of sales as a result of the APF acquisition in July 2008.

        Consolidated gross profit was $42.5 million for the fiscal 2010 six month period or an increase of $19.7 million from $22.8 million in the comparable prior year period. As a percentage of net sales, gross profit increased to 16.5% in the fiscal 2010 six month period from 9.2% in the fiscal 2009 six month period. The improvement was driven by the overall volume, mix and selling price changes as discussed above, as well as favorable improvements in pulp pricing and lower energy costs.

        Gross profit by segment is as follow, (in thousands):

	For the six months ended
	August 27, 2009	August 28, 2008	Increase
Tissue	$36,055	$19,592	$16,463
Machine glazed tissue	5,161	3,012	2,149
Foam	1,239	183	1,056

Total	$42,455	$22,787	$19,668

        Tissue gross margins increased to 17.9% for the six months ended August 27, 2009 compared to 10.4% in the comparable prior year period. In addition to the factors noted above for net sales, these favorable results were also due to lower fiber and energy costs and increased sales of our converted tissue products, which leveraged our ability to incrementally use more internally manufactured hardrolls.

        Machine-glazed tissue gross margins increased to 10.0% for the six months ended August 27, 2009 compared to 5.2% in the comparable prior year period. The increase in gross margin was primarily attributable to lower pulp, energy and other raw material prices, along with favorable machine productivity.

        Foam gross margins were 31.3% for the six months ended August 27, 2009 compared to 20.8% in the comparable prior year period as a result of reduced resin prices, which is the primary raw material used to manufacture our foam products.

        Selling, general and administrative expenses were $10.4 million for the six months ended August 27, 2009 compared to $9.1 million for the comparable six month period. As a percentage of net sales, expenses were 4.1% for the current period, compared to 3.7% for the prior period. The increase is primarily attributable to increased incentive compensation expense as a result of the achievement of previously established performance goals.

        Stock and related compensation expense in the fiscal 2010 and 2009 six month periods of $0.4 million relates to grants of restricted stock and stock options.

        Amortization expense in the fiscal 2010 six month period of $2.1 million relates to the amortization of the intangible assets recorded in connection with the APF Acquisition.

        Interest expense, net in the fiscal 2010 six month period was $18.8 million compared to $11.0 million in the fiscal 2009 six month period. The fiscal 2010 six month period includes the effects of extinguishing our 2010 Notes and the issuance of our 2014 Notes. Non-recurring costs of extinguishing our 2010 Notes include both the write-off of deferred financing fees of $2.2 million and incremental interest expense of $1.7 million due to the period of time that elapsed between the issuance of the 2014 Notes and the extinguishment of the 2010 Notes. The remaining increase is primarily attributable to the higher interest rates and debt issuance costs related to the 2014 Notes.

        Foreign currency loss (gain) in the fiscal 2010 six month period was a gain of $0.7 million compared to a loss of $0.1 million in the fiscal 2009 six month period. The fluctuation relates to the change in the Canadian currency exchange rate period over period.

        Income tax expense for the fiscal 2010 six month period was $5.3 million, or an effective tax rate of 51%, compared to income tax expense of $0.4 million, or an effective tax rate 33.0%, for the fiscal 2009 six month period. Included in the income tax expense for the fiscal 2010 six month period is discrete tax expense of $1.8 million associated with an increase in the Company's federal tax rate from 34% to 35% for fiscal 2010 based on projected taxable income and the benefit of a change in state tax laws.

FINANCIAL CONDITION

Liquidity and Capital Resources

        Our principal liquidity requirements are to service debt and meet working capital, tax and capital expenditure needs. Our total debt at August 27, 2009 was $269.1 million. We fund our working capital requirements, capital expenditures needs and tax liabilities from net cash provided by operating activities and borrowings under our working capital facility. Additionally, in the past, we have issued debt securities to fund acquisitions.

        Based on current forecasts and anticipated market conditions, we believe that funding generated from operating cash flows and available sources of liquidity will be sufficient to meet all operating needs, to make planned capital expenditures and to make all required interest and principal payments on indebtedness for the next twelve to eighteen months. However, our operating cash flows and liquidity are significantly influenced by numerous factors, including prices of pulp fiber, interest rates and the general economy.

        As a result of the debt financing completed during the three months ended August 27, 2009, our principal debt payments are expected to be $0.8 million in fiscal 2010, $0.8 million in fiscal 2011, $7.1 million in fiscal 2012, $0.8 million in fiscal 2013, $0.8 million in fiscal 2014 and $268.3 million in fiscal 2015 and thereafter. Additionally, cash interest payments are expected to be $22.4 million fiscal 2010, $30.6 million in fiscal 2011, $30.2 million in fiscal 2012, $29.8 million in fiscal 2013, $29.7 million in fiscal 2014 and $18.0 million in fiscal 2015 and thereafter.

        The following is a summary of our indebtedness. For additional information regarding our indebtedness, see the notes to the consolidated financial statements.

Working capital facility

        We have a $60.0 million working capital facility that matures on June 12, 2011. Borrowings under the working capital facility are secured by substantially all of the Company's assets and guaranteed by the Company's subsidiaries. As of August 27, 2009, there were no borrowings outstanding under the working capital facility and excess availability was $50.8 million, including letters of credit of $4.8 million in the aggregate principal amount.

2014 Notes

        In May 2009, we issued $255 million principal face amount of 11 1/2% senior secured notes maturing on June 1, 2014 (the "2014 Notes"), with an effective interest rate of 12.48%. The 2014 Notes pay interest in arrears on June 1 and December 1 of each year, commencing on December 1, 2009. The 2014 Notes are secured by liens on substantially all of the Company's assets and guaranteed by the Company's subsidiaries. The net proceeds of $245.7 million from the issuance of the 2014 Notes were used to primarily redeem the 2010 Notes and fund the contingent earnout payment made on August 28, 2009 in conjunction with the APF Acquisition.

APF Note

        As part of the financing of the APF Acquisition, we entered into a subordinated, unsecured promissory note in the amount of $6.3 million that bears interest at 12% per year payable in monthly installments with the principal due July 2, 2011.

CityForest Industrial Revenue Bonds

        Our subsidiary, CityForest, had approximately $16.7 million in aggregate principal amount of industrial revenue bonds outstanding as of August 27, 2009. We have guaranteed all of the obligations of CityForest. We are required to annually pay $760,000 of principal of the bonds in semi-annual payments.

Contingent Payment

        In connection with the acquisition of the Company by the current owners, the Company was required to pay up to $35.0 million in cash and Series A preferred stock of contingent consideration to the former owners and advisors of Cellu Parent in the event certain financial targets were met. All financial targets were met and $15.0 million in cash and Series A preferred stock was paid in fiscal 2009. The second payment of $15.0 million in cash and Series A preferred stock was paid on August 28, 2009. The final payment of $5.0 million in cash and Series A preferred stock is payable in August 2010.

Cash Flows

        Net cash provided by operations was $40.9 million for the fiscal 2010 six month period compared to $6.7 million for the fiscal 2009 six month period. Net cash flow provided from working capital was $15.0 million for the fiscal 2010 six month period compared to net cash used by working capital of $8.7 million in the fiscal 2009 period. This favorable increase is primarily reflective of an improvement in customer cash collections and a focus on managing inventory production to more closely match the timing of our customers' orders. We also incurred $2.2 million of non-cash expenditures as a result of extinguishing a portion of our debt during the fiscal 2010 period. Additionally, net deferred income tax assets increased $2.2 million during the fiscal 2010 period as a result of an increase in the Company's federal tax rate, and amortization expense increased by $1.3 million in the fiscal 2010 period as a result of the APF Acquisition.

        Net cash used in investing activities for the fiscal 2010 six month period was $11.2 million compared to $68.6 million in the fiscal 2009 six month period. The fiscal 2009 six month period includes $63.8 million of cash paid for the APF Acquisition. The remaining change relates to the level of capital spending period over period.

        Net cash used by financing activities for the fiscal 2010 six month period was $8.1 million compared to cash provided by financing activities of $63.9 million in fiscal 2009 six month period. The activity in the fiscal 2010 period is primarily driven by the refinancing of our debt that was to mature during fiscal 2010 and the excess cash generated by operations. Both were used to reduce borrowings on our revolving line of credit to zero. The financing activity for the fiscal 2009 period was primarily related to financing obtained in connection with the APF Acquisition.

Balance Sheet

        Receivables, net as of August 27, 2009 decreased to $50.6 million from $54.1 million as of the end of fiscal year 2009. Receivables decreased as a result of increased cash collections that resulted from a focus on accelerating certain customer payments, which was partially offset by higher sales during the quarter ended August 27, 2009, compared to the prior year end.

        Inventory as of August 27, 2009 decreased to $39.2 million from $47.2 million as of the end of fiscal year 2009 due to a focus on streamlining production to more closely match customer orders and lower raw material prices.

        Property, plant and equipment, net as of August 27, 2009 increased $2.6 million to $304.6 million from $302.0 million as of the end of fiscal year 2009. Routine capital expenditures were partially offset by depreciation expense.

        Other intangibles, net as of August 27, 2009 decreased to $29.5 million from $31.7 million as of the end of fiscal year 2009 as a result of amortization expense during the current period.

        Other assets as of August 27, 2009 increased to $10.5 million from $1.9 million as of the end of fiscal year 2009 due to payment of deferred financing fees that were capitalized in conjunction with the issuance of the 2014 Notes.

        Bank overdrafts were zero as of August 27, 2009 compared to $3.3 million at February 27, 2009 due to increased cash balances as of August 27, 2009.

        Revolving line of credit was zero as of August 27, 2009 compared to a balance of $21.8 million as a result of cash generated from operations and the issuance of the 2014 Notes during fiscal 2010. Available cash generated during the current period was applied to the revolving line of credit.

        Accounts payable as of August 27, 2009 increased to $22.2 million from $16.7 million as of the end of fiscal year 2009 as a result of the timing of payments and increased volumes.

        Accrued interest as of August 27, 2009 decreased to $7.0 million from $10.2 million at the end of fiscal year 2009 as a result of the issuance of the 2014 Notes which have interest payments due in June and December. The 2010 Notes, which were retired during the quarter ended August 27, 2009, had interest payments due in March and September.

        Deferred income tax assets and liabilities increased as a result of the Company's increase in the statutory federal income rate from 34% to 35%.

        Long-term debt as of August 27, 2009 increased to $268.4 million from $242.4 million as of the end of fiscal year 2009 as a result of the issuance of the 2014 Notes and the redemption of the 2010 Notes during the quarter ended August 27, 2009.

Critical Accounting Policies

        Our critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2009. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions.

New Accounting Pronouncements

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FSP 157-2, "Effective Date of FASB Statement 157", which delayed the effective date of SFAS 157 for non financial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS 157-2 did not have a material impact on the Company's results of operations and financial position.

        In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (APB) 28-1, "Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a significant impact on the Company's consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We used natural gas swap contracts with a cumulative total notional amount of approximately 750,326 MMbtu at August 27, 2009 to hedge against cash flow variability arising from changes in natural gas prices in conjunction with our anticipated purchases of natural gas through August 2010. These swap contracts fix the rates on portions of our natural gas purchases to rates ranging from $8.535 per MMbtu to $2.647 per MMbtu for various periods through August 2010. These swap contracts were accounted for as effective hedges. These natural gas swap contracts had a liability fair value of $1.7 million at August 27, 2009, which was included in other current liabilities.

        We have minimal foreign currency translation risk. All international sales, other than sales originating from our Canadian subsidiary, are denominated in U.S. dollars. Due to our Canadian operations, however, we could be adversely affected by unfavorable fluctuations in foreign currency exchange rates.

        Although as of August 27, 2009 we did not have any outstanding borrowings under our working capital facility, to the extent that we borrow under the working capital facility in the future our interest expense for such borrowings would be affected by changes in interest rates. In addition, amounts borrowed by CityForest under the CityForest revolving credit facility bear interest at a rate per annum equal to the LIBOR Rate (as defined in the Reimbursement Agreement), plus an applicable margin. Accordingly, the interest expense for borrowings under the CityForest revolving credit facility would also be affected by changes in interest rates.

        We are also subject to commodity price risk associated with pulp costs and take advantage of spot prices on pulps to minimize market risk arising from changes in pulp costs.

Item 4.    Controls and Procedures

        (a)   Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

        As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of August 27, 2009.

        (b)   Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended August 27, 2009 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings:

Gabayzadeh Litigation

        We were a defendant in a suit filed August 11, 2008 in the United States District Court for the Eastern District of New York by Mahin Gabayzadeh, as trustee for and on behalf of The Diane Gabayzadeh Trust, The Deborah Gabayzadeh Trust and The John Gabayzadeh U.T.M.A. Trust (the "Gabayzadeh Litigation"). The other defendants in the lawsuit were Russell C. Taylor, our chief executive officer; Steven C. Catalfamo; Kimberly-Clark Corporation; and Charterhouse Group, Inc. The complaint alleged that we fraudulently acquired American Tissue Co.'s Neenah, Wisconsin plant for $5.85 million, which the plaintiffs alleged was approximately $125 million below the then-current appraised liquidation value. The other defendants were alleged to have participated in the fraud. Plaintiffs sought $250 million in damages and alleged joint and several liability. On September 15, 2009, the United States District Court for the Eastern District of New York entered a judgment dismissing the complaint without prejudice.

Item 1A.    Risk Factors

        The risk factors included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 have not materially changed.

Item 6.    Exhibits

  (a)
  Exhibits

  3.1
  Certificate of Incorporation of Cellu Tissue Holdings, Inc. (the "Company") (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

  3.2
  By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

  3.3
  Fourth Amendment dated May 19, 2009 to the Credit Agreement dated June 12, 2006 among the Company, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of the Company, as Canadian Borrower, certain subsidiaries of the Company, Cellu Paper Holdings, Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated June 3, 2009).

  31.1
  Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a)

  31.2
  Certification by Senior Vice President, Finance and Chief Financial Officer pursuant to Rule 13a-14(a)

  32.1
  Certification by President and Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2
  Certification by Senior Vice President, Finance and Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cellu Tissue Holdings, Inc.
Date: October 9, 2009	/s/ RUSSELL C. TAYLOR Mr. Russell C. Taylor President and Chief Executive Officer
Date: October 9, 2009	/s/ DAVID J. MORRIS Mr. David J. Morris Senior Vice President, Finance and Chief Financial Officer