Form 10-Q
period 2009-11-26
Cellu Tissue Holdings, Inc.
filed 2009-12-31
CIK 1295976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 26, 2009

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

The number of shares outstanding of each of the registrant’s classes of common stock as of December 31, 2009:

Title of Class	Shares Outstanding
Common Stock, $.01 par value	100

CELLU TISSUE HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED NOVEMBER 26, 2009

Part 1 FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended		For the nine months ended
	November 26, 2009	November 27, 2008	November 26, 2009	November 27, 2008
Net sales	$130,147,065	$143,042,017	$386,871,937	$390,582,434
Cost of goods sold	109,873,809	126,941,122	324,143,190	351,693,706

Gross profit	20,273,256	16,100,895	62,728,747	38,888,728

Selling, general and administrative expenses	5,014,478	5,469,559	15,871,380	15,038,246
Terminated acquisition-related transaction costs	—	—	—	140,044
Amortization expense	1,080,163	1,258,994	3,215,855	2,061,429

Income from operations	14,178,615	9,372,342	43,641,512	21,649,009
Interest expense, net	8,512,921	6,910,402	27,350,917	17,951,147
Foreign currency (gain) loss	397,491	(241,333)	1,110,719	(156,713)
Other expense (income)	(85,566)	(36,975)	(458,015)	1,443

Income before income tax expense	5,353,769	2,740,248	15,637,891	3,853,132
Income tax expense	3,353,758	901,500	8,609,541	1,268,999

Net income	$2,000,011	$1,838,748	$7,028,350	$2,584,133

Basic and diluted income per share	$20,000.11	$18,387.48	$70,283.50	$25,841.33

Basic and diluted shares outstanding	100	100	100	100

See accompanying notes to consolidated financial statements

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	November 26, 2009	February 28, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$7,149,239	$361,035
Receivables, net	50,590,365	54,065,899
Inventories	46,293,794	47,216,049
Prepaid expenses and other current assets	3,793,227	2,085,774
Income tax receivable	114,077	174,084
Deferred income taxes	6,858,622	3,515,295

Total Current Assets	114,799,324	107,418,136
Property, plant and equipment, net	307,389,840	301,987,941
Goodwill	41,020,138	41,020,138
Other intangibles	28,456,622	31,672,477
Other assets	10,435,170	1,948,108

Total Assets	$502,101,094	$484,046,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank overdrafts	$—	$3,285,420
Revolving line of credit	—	18,530,824
Accounts payable	21,251,246	16,726,143
Accrued expenses	29,043,137	26,548,639
Accrued interest	14,376,826	10,160,124
Other current liabilities	955,155	17,448,707
Current portion of long-term debt	760,000	760,000

Total Current Liabilities	66,386,364	93,459,857
Long-term debt, less current portion	268,322,681	242,361,944
Deferred income taxes	82,004,394	75,110,277
Other liabilities	1,025,426	5,378,059
Stockholders’ Equity:
Common stock, Class A, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	1	1
Capital in excess of par value	73,284,301	70,948,860
Accumulated earnings	10,726,421	3,698,071
Accumulated other comprehensive income	351,506	(6,910,269)

Total Stockholders’ Equity	84,362,229	67,736,663

Total Liabilities and Stockholders’ Equity	$502,101,094	$484,046,800

See accompanying notes to consolidated financial statements.

CELLU TISSUE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	November 26, 2009	November 27, 2008
	(Unaudited)
Cash flows from operating activities
Net income	$7,028,350	$2,584,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,231,462	17,614,651
Amortization of intangibles	3,215,855	2,061,429
Amortization of deferred financing fees	883,013	188,816
Accretion of debt discount	1,326,436	1,211,258
Loss from write-off of discount on notes	1,911,471	—
Write-off of deferred financing fees	299,803	—
Stock-based compensation	636,686	689,534
Deferred income taxes	3,550,790	177,625
Loss on disposal of fixed asset	316,623	—
Loss from natural gas swaps	—	953,523
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	4,424,208	(11,531,614)
Inventories	1,745,955	(3,417,251)
Prepaid expenses, other current assets and income tax receivable	(1,717,083)	645,075
Other assets and liabilities	465,471	(45,630)
Accounts payable, accrued expenses and accrued interest	11,364,625	(1,530,539)

Total adjustments	46,655,315	7,016,877

Net cash provided by operating activities	53,683,665	9,601,010
Cash flows from investing activities
Cash paid for acquisition, net of cash acquired	—	(64,148,096)
Capital expenditures	(19,772,877)	(9,734,100)

Net cash used in investing activities	(19,772,877)	(73,882,196)
Cash flows from financing activities
Equity investment by shareholders	—	21,701,817
Cash portion of earnout payment	(18,301,245)	(13,727,700)
Bank overdrafts	(3,285,420)	1,348,876
Borrowings on revolving line of credit, net	22,411,826	76,600,000
Payments on revolving line of credit, net	(40,942,650)	(57,900,000)
Payments on long-term debt	(760,000)	(760,000)
Retirement of long-term debt	(222,255,572)	—
Payment of deferred financing fees	(9,736,006)	(885,959)
Net proceeds from bond offering	245,738,400	36,900,000

Net cash (used in) provided by financing activities	(27,130,667)	63,277,034
Effect of foreign currency	8,083	634,126

Net increase (decrease) in cash and cash equivalents	6,788,204	(370,026)
Cash and cash equivalents at beginning of period	361,035	883,388

Cash and cash equivalents at end of period	$7,149,239	$513,362

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

November 26, 2009

Note 1. Basis of Presentation

Cellu Tissue Holdings, Inc., a Delaware corporation, together with its consolidated subsidiaries, primarily produces converted tissue products, tissue hard rolls and machine-glazed tissue that are sold to leading consumer retailers and away-from-home distributors of tissue products, vertically integrated manufacturers and third-party converters serving the tissue and machine-glazed tissue segments.

The accompanying unaudited interim consolidated financial statements include the accounts of Cellu Tissue Holdings, Inc. (“Cellu Tissue” or the “Company”) and its wholly-owned subsidiaries. The Company is a wholly-owned subsidiary of Cellu Paper Holdings, Inc. (the “Parent”), which is a wholly-owned subsidiary of Cellu Parent Corporation (“Cellu Parent”).

These statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended November 26, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2010. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Certain amounts have been reclassified from prior year to conform to the current year presentation.

The Financial Accounting Standards Board (“FASB”) is the authoritative body for financial accounting and reporting in the United States. On July 31, 2009, the FASB Accounting Standards Codification (“the Codification”) became the authoritative source of accounting principles to be applied to the financial statements of nongovernmental entities prepared in accordance with GAAP. The following is a list of recent pronouncements recently issued by the FASB and which were adopted by the Company during the second quarter of fiscal 2010:

•

Fair Value Measurements and Disclosures: The pronouncements define fair value, establish guidelines for measuring fair value and expand disclosures regarding fair value measurements. The adoption of fair value measurements and disclosures did not have a material impact on the Company’s results of operations and financial position.

•

Subsequent Events: The pronouncement codifies existing standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the pronouncement in the second quarter of fiscal 2010. The adoption did not have any impact on the Company’s Consolidated Financial Statements. See Note 16 for additional information.

Note 2. APF Acquisition

On July 2, 2008, the Company, through two newly created, wholly-owned subsidiaries, Cellu Tissue—Hauppauge, LLC (“Cellu Hauppauge”) and Cellu Tissue—Thomaston, LLC (“Cellu Thomaston”), consummated the acquisition of certain assets and assumption of certain liabilities, from Atlantic Paper & Foil Corp. of N.Y., Atlantic Lakeside Properties, LLC, Atlantic Paper & Foil, LLC, Atlantic Paper & Foil of Georgia, LLC and Consumer Licensing Corporation (collectively, the “Sellers”) pursuant to a definitive asset purchase agreement (the “Purchase Agreement”) between the Company and the Sellers. The aggregate purchase price paid was $68.0 million, including a cash payment at closing of $61.7 million and the issuance of a promissory note by the Company to Atlantic Paper & Foil Corp. of N.Y. in the principal amount of $6.3 million (the “Seller Note”), plus the assumption of certain liabilities. The Company also incurred $2.5 million of transaction related costs. The purchase price, which was subject to certain post-closing working capital adjustments, was adjusted downward by approximately $63,000 for the working capital adjustment settlement that was finalized in the third fiscal quarter 2009. The acquisition of assets and assumption of liabilities is referred to as the “APF Acquisition” and the acquired business is referred to as “APF”. The Company financed the cash portion of the purchase price with cash on hand, the borrowings described at Note 4 and a $15 million equity contribution from the Parent.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

November 26, 2009

The APF Acquisition has been accounted for as a purchase and, accordingly, the consolidated statement of operations includes the results of APF from the date of acquisition. The acquisition has resulted in the recognition of goodwill, which is attributable to our tissue segment and will be deductible for tax purposes. Goodwill reflects the future earnings and cash flow potential of the acquired business in excess of fair values that are assigned to all other identifiable assets and liabilities. Goodwill arises because the purchase price paid reflects factors including the strategic fit and expected synergies this business brings to existing operations. The Company has allocated the purchase price to the net assets acquired in the acquisition based on its estimates of the fair value of assets and liabilities as follows:

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

The results of APF’s operations from the July 2, 2008 date of acquisition are primarily included in the Company’s tissue segment. Part of the acquisition related to the foam business, which the Company reports as a separate segment. Unaudited pro forma results of operations for the nine-months ended November 27, 2008, are treated as if the Company and APF had been combined at the beginning of the period presented and are presented below. The pro forma results include estimates and assumptions, which the Company’s management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of APF and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Nine Months Ended November 27, 2008(1)
	Actual	Pro Forma
	(in thousands)
Net sales	$390,582	$422,669
Operating income	21,649	25,258
Net income (loss)	2,584	3,368

(1)	Pro forma operating results include the operating results for APF for the period March 1, 2008 to June 30, 2008, prior to its acquisition on July 2, 2008. The actual operating results include the operating results for APF for the period from the acquisition date (July 2, 2008) to November 27, 2008.

Note 3. Stock Based Compensation

The Company accounts for stock based compensation using the fair value-based method and the recording of such expense in the Company’s consolidated statements of operations. The Company has one share-based payment arrangement under the 2006 Stock Option and Restricted Stock Plan (the “Plan”). Under the Plan, the administrator of the Plan (the “Plan Administrator”) may make awards of options to purchase shares of common stock of Cellu Parent and/or awards of restricted shares of common stock of Cellu Parent. A maximum of 12,095 shares of common stock of Cellu Parent may be delivered in satisfaction of awards under the Plan, determined net of shares of common stock withheld by Cellu Parent in payment of the exercise price of an award or in satisfaction of tax withholding requirements. The maximum number was increased from 8,095 to accommodate the grant made during the first quarter of fiscal 2010. Key employees and directors of, and consultants and advisors to, Cellu Parent or its affiliates who, in the opinion of the Plan Administrator, are in a position to make a significant contribution to the success of Cellu Parent and its affiliates are eligible to participate in the Plan. Stock options are granted at a strike price at the estimated fair value of Cellu Parent’s stock on the date of grant.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

November 26, 2009

On April 13, 2009, Cellu Parent granted 1,600 stock options to non-executive employees whereby 35% of each individual’s stock options vest ratably over 4 years and 65% are earned only upon attainment of certain market conditions relative to a change in ownership of the Company. Furthermore, Cellu Parent granted 2,126 stock options which are earned only upon attainment of certain market conditions relative to a change in ownership of the Company. The fair value of the stock option grants related to service (35% of 1,600, or 562) was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the grants were: no dividend yield; 40% volatility; 1.4% risk free interest rate; and 10-year expected life. With respect to the remaining stock options granted associated with the attainment of certain market conditions, the Company has determined the fair value of these stock options at the date of grant using the Monte-Carlo model and the followings assumptions: no dividend yield; 40% volatility; 1.4% risk-free interest rate; and 3.5 year expected term. The total fair value estimated for these options was $0.7 million and is not recognized as expense until the change in ownership occurs.

Total stock compensation expense for the three months ended November 26, 2009 and November 27, 2008 was $0.2 million and for the nine months ended November 26, 2009 and November 27, 2008, was $0.6 million and $0.7 million respectively.

Note 4. Long-Term Debt

During June 2009, through a series of transactions, the Company refinanced its debt, which resulted in higher overall interest rates and extended the overall maturity of its long-term debt. The new 11 1/2% Senior Secured Notes due in 2014 (“2014 Notes”) generated cash proceeds of $245,738,400. These proceeds were used to retire all of the 9 3/4% Senior Secured Notes due in 2010 (“2010 Notes”). In connection with the refinancing, the Company recorded a loss of $2,211,274 for the early extinguishment of debt. Long-term debt consists of the following:

	November 26, 2009	February 28, 2009
2014 Notes	$246,427,681	$—
2010 Notes	—	219,706,944
City Forest Industrial Bonds	16,355,000	17,115,000
Seller Note Payable	6,300,000	6,300,000

	269,082,681	243,121,944
Less current portion of debt	760,000	760,000

	$268,322,681	$242,361,944

2014 Notes: In June 2009, the Company completed a private placement of $255 million principal face amount of 11 1/2% senior secured notes maturing on June 1, 2014 (the “2014 Notes”), which have an effective interest rate of 12.48%. The 2014 Notes pay interest in arrears on June 1 and December 1 of each year, commencing on December 1, 2009. The 2014 Notes are secured by liens on substantially all of the Company’s assets. The Indenture in connection with the 2014 Notes contains customary covenants and events of default, including limitations on certain restricted payments, the incurrence of additional indebtedness and the sale of certain assets. The Company is compliant with these covenants as of November 26, 2009. All of the Company’s subsidiaries guarantee the 2014 Notes. During the third quarter of fiscal year 2010, the Company exchanged all of the original 2014 Notes for new 2014 Notes substantially identical to the old notes, except that the new 2014 Notes are registered with the Securities and Exchange Commission. Cellu Tissue has no independent assets or operations and the 2014 Notes are unconditionally guaranteed by all of the Company’s subsidiaries.

2010 Notes: In March 2004, the Company completed a private offering of $162.0 million aggregate principal amount of 9 3/4% senior secured notes due 2010 pursuant to and governed by an Indenture, dated as of March 12, 2004. Subsequently, in fiscal year 2008 and fiscal 2009, in connection with the acquisition of CityForest Corporation and APF, the Company issued and sold $60.3 million aggregate principal amount of the 2010 Notes for $56.9 million, which is equal to 94.3615% of the aggregate principal amount. The Company redeemed the entire $222.3 million principal amount outstanding of these notes in July 2009. In connection with this redemption, the company recorded a loss on early extinguishment totaling $2.2 million, which includes $1.9 million for the unaccreted effective discount and $0.3 million related to the unamortized deferred financing fees.

2006 Credit Agreement: In June 2006, the Company entered into a Credit Agreement (the “Credit Agreement”), that currently provides for a $60.0 million working capital facility, including a letter of credit sub-facility and swing-line loan

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

November 26, 2009

sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. An amount equal to $55.0 million is available, in U.S. dollars, to the U.S. Borrower under the facility and an amount equal to $5.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility. Borrowings under the working capital facility are secured by substantially all of the Company’s assets and guaranteed by the Company’s subsidiaries. As of November 26, 2009, there were no borrowings outstanding under the working capital facility. As of February 28, 2009, $18.5 million of borrowings were outstanding under this working capital facility.

In connection with a potential initial public equity offering, the Company obtained an amendment to the Credit Agreement, effective upon closing of the initial public offering, to:

•	remove Parent from relevant provisions of the Credit Agreement;

•

revise the definition of the term “change in control” to include, among other items, any person becoming the beneficial owner of more than 50% of the total voting power of Cellu Tissue (other than Weston Presidio V, L.P. and its co-investors) or a change in the majority of our board of directors;

•	revise the definition of the term “prepayment event” to exclude from this definition the issuance of common stock in the offering;

•	revise the definition of the term “swap agreement” to include energy hedging contracts, which we may enter into from time to time to hedge or mitigate risks to which we have actual exposure;

•	permit the reorganization transactions and this offering under the Credit Agreement’s covenants prohibiting certain structural changes and changes to our organizational documents; and

•

permit the payment, redemption or repurchase of any portion of our 2014 Notes, our indebtedness related to our CityForest industrial revenue bonds and our $6.3 million promissory note issued in the APF Acquisition with the proceeds from this offering.

CityForest Industrial Bonds: Cellu Tissue CityForest LLC (“CityForest”) is party to a loan agreement, dated March 1, 1998, with the City of Ladysmith, Wisconsin, pursuant to which the City of Ladysmith loaned the proceeds of its Variable Rate Demand Solid Waste Disposal Facility Revenue Bonds, Series 1998, to CityForest to finance the construction by CityForest of a solid waste disposal facility. Approximately $18.4 million in aggregate principal face amount was outstanding as of the date of the Company’s acquisition of CityForest. The municipal bonds have scheduled semi-annual payments of principal equal to approximately 2.00% of the principal amount outstanding as of the date of the acquisition of CityForest (“CityForest Acquisition”). The balance is payable at maturity of the municipal bonds on March 1, 2028. The bonds are guaranteed by the Company and contain various customary covenants and events of default.

In connection with this borrowing, CityForest entered into an Amended and Restated Reimbursement Agreement (the “Reimbursement Agreement”) pursuant to which Associated Bank has provided a letter of credit and a revolving credit facility in an aggregate principal amount of up to $3.5 million. The letter of credit and revolving credit facility can be used by the bond trustee to pay principal and interest due on the Bonds, and to provide liquidity to purchase bonds put to CityForest by bondholders and not remarketed; and CityForest is obligated to repay any such draws. CityForest is also obligated to pay a fee in respect of the aggregate amount available to be drawn at a rate per annum initially equal to 1.25%, subject to adjustment on a quarterly basis based on CityForest’s leverage. The expiration date of the letter of credit is February 15, 2011.

In connection with a potential initial public equity offering, the Company obtained an amendment to the Reimbursement Agreement, effective upon closing of the initial public offering, which:

•	increases the annual letter of credit fee to 2.5%;

•

revises the definition of the term “change of control” to include, among other items, any person becoming the beneficial owner of more than 50% of the total voting power of Cellu Tissue (other than Weston Presidio V, L.P. and its co-investors) or a change in the majority of our board of directors;

•	decreases the maximum leverage ratio from a ratio of 3.5 to 1.0 to a ratio of 2.5 to 1.0; and

•	increases the minimum fixed charge coverage ratio from a ratio of 1.0 to 1.0 to a ratio of 1.2 to 1.0.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

November 26, 2009

Amounts borrowed by CityForest under the revolving credit facility bear interest at a rate per annum equal to the LIBOR Rate (as defined in the Reimbursement Agreement), plus an applicable margin. The applicable margin percentage initially is 1.75%, subject to adjustment on a quarterly basis based upon CityForest’s leverage. The interest rate was 1.99% and 2.25% at November 26, 2009 and February 28, 2009, respectively. CityForest is also obligated to pay a commitment fee with respect to any unused commitment under the revolving credit facility in an amount equal to 0.50% per annum. The maturity date of the revolving credit facility is February 15, 2011. The revolving credit facility is secured by the assets of CityForest.

In connection with these CityForest credit facilities, the Company has $1.2 million of restricted cash as of November 26, 2009 and February 28, 2008, which is included in other assets on the balance sheet. In addition, the Reimbursement Agreement provides that in certain circumstances where the Company incurs indebtedness, as defined, in excess of amounts currently permitted under the CityForest Indenture or refinances the indebtedness issued under the CityForest Indenture, CityForest may be required to repay all of its obligations under the revolving line of credit and either cause the bonds to be redeemed or to replace the revolving credit facility and provide a new letter of credit from another lender.

Seller Note Payable: As part of the financing of the APF Acquisition, the Company entered into a Seller Note in the principal amount of $6,300,000. Interest at 12% is payable on the note in quarterly installments with the principal due July 2, 2011.

Note 5. Deferred Financing Fees

In connection with the debt refinancing discussed in Note 4, the Company capitalized deferred financing fees of $9.7 million related to the 2014 Notes which are being amortized using the effective interest method over their five year life. In addition, in connection with the APF Acquisition, the Company incurred approximately $0.2 million of costs related to the amendment to the Credit Agreement and $0.7 million of costs related to an additional issuance of 2010 Notes.

As a result of the debt refinancing, the Company wrote off the remaining unamortized 2010 Notes deferred financing fees of $0.3 million during the three months ended August 27, 2009.

The deferred financing fees and related accumulated amortization balances as of November 26, 2009 and February 28, 2009 are as follows:

	November 26, 2009	February 28, 2009
2014 Notes	$9,736,006	$—
Credit agreement	231,651	231,651
2010 Notes	—	654,307

	9,967,657	885,958
Accumulated amortization	(835,179)	(306,668)

	$9,132,478	$579,290

These fees, net of accumulated amortization, are included in other assets on the balance sheet as of November 26, 2009 and February 28, 2009.

Note 6. Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	November 26, 2009	November 27, 2008	November 26, 2009	November 27, 2008
Net income (loss)	$2,000,011	$1,838,748	$7,028,350	$2,584,133
Change in unrealized gain (loss) on hedges	774,901	(570,701)	1,762,309	(570,701)
Foreign currency translation adjustments	803,403	(4,808,189)	5,499,467	(6,970,275)

Comprehensive income (loss)	$3,578,315	$(3,540,142)	$14,290,126	$(4,956,843)

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

November 26, 2009

Note 7. Business Segments

The Company operates in three business segments: tissue, machine-glazed tissue and foam. The foam business segment was added in connection with the APF Acquisition (see Note 2). The Company assesses the performance of its business segments using income from operations. Income from operations excludes interest income, interest expense, other income (expense), income tax expense (benefit) and the impact of foreign currency gains and losses. Corporate and shared expenses are allocated to each segment. Segment information is as follows:

	Three Months Ended		Nine Months Ended
	November 26, 2009	November 27, 2008	November 26, 2009	November 27, 2008
Net Sales
Tissue	$98,631,644	$111,144,412	$299,880,029	$300,355,288
Machine-glazed tissue	29,674,620	30,455,456	81,194,563	87,904,091
Foam	1,840,801	1,442,149	5,797,345	2,323,055

Consolidated	$130,147,065	$143,042,017	$386,871,937	$390,582,434

Segment Income From Operations
Tissue	$12,775,812	$8,590,369	$40,487,145	$20,759,448
Machine-glazed tissue	1,698,158	1,969,014	4,365,119	2,700,380
Foam	784,808	71,953	2,005,103	250,610

Total segment income from operations	15,258,778	10,631,336	46,857,367	23,710,438
Amortization expense	(1,080,163)	(1,258,994)	(3,215,855)	(2,061,429)

Consolidated income from operations	14,178,615	9,372,342	43,641,512	21,649,009
Interest expense, net	(8,512,921)	(6,910,402)	(27,350,917)	(17,951,147)
Foreign currency transaction gain (loss)	(397,491)	241,333	(1,110,719)	156,713
Other income (expense)	85,566	36,975	458,015	(1,443)

Income (loss) before income tax expense	$5,353,769	$2,740,248	$15,637,891	$3,853,132

Capital Expenditures
Tissue	$7,903,501	$4,359,725	$17,856,267	$8,168,666
Machine-glazed tissue	420,074	300,714	1,181,365	977,484
Foam	—	—	—	—
Corporate	287,288	253,112	735,245	587,950

Consolidated	$8,610,863	$4,913,551	$19,772,877	$9,734,100

Depreciation
Tissue	$4,666,446	$4,381,706	$13,708,777	$13,032,038
Machine-glazed tissue	1,493,603	1,489,430	4,459,115	4,547,660
Foam	21,346	21,347	63,570	34,953

Consolidated	$6,181,395	$5,892,483	$18,231,462	$17,614,651

Note 8. Income Taxes

The Company’s tax provision consists primarily of federal, state and foreign taxes. The fiscal 2010 annual effective tax rate is greater than the United States statutory rate due to changes in foreign tax credits and discrete items. During the three months ended November 26, 2009, the Company reduced its estimate of foreign tax credits that will be generated in the current year, which increased the Company’s underlying estimated annual effective tax rate from 34.7% to 36.3%, excluding discrete items. The Company recorded discrete tax expense of $1.2 million associated with the filing of the Company’s 2009 federal income tax return in the current quarter. The differences primarily related to estimates used to calculate foreign subsidiary deemed dividends and estimates affecting the generation and utilization of alternative minimum tax credits. The resulting effective income tax rate for the nine months ended November 26, 2009 is 55.1% compared to 32.9% for the nine months ended November 27, 2008.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The fiscal tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. As of November 26, 2009, the Company does not expect any material changes to unrecognized tax positions within the next 12 months.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

November 26, 2009

Note 9. Goodwill and Other Intangibles, Net

	November 26, 2009	February 28, 2009
Goodwill	$41,020,138	$41,020,138
Other Intangible Assets
Trademarks	$9,456,000	$9,456,000
Non-compete agreements	12,770,000	12,770,000
Customer lists	12,319,000	12,319,000

	34,545,000	34,545,000
Accumulated amortization	(6,088,378)	(2,872,523)

Other Intangibles Assets, Net	$28,456,622	$31,672,477

Intangible assets, except for certain trademarks which have an indefinite life, are being amortized on a straight-line basis, assuming no significant residual value, over the following lives: non-compete agreements-5 years, customer lists-7 years and trademarks with a definite life-3 years.

Note 10. Earnout Payment

In connection with the acquisition of the Company by the current owners in 2006, the Company was required to pay contingent consideration totaling $35.0 million, consisting of cash and shares of Cellu Parent’s Series A preferred stock, to the former owners and advisors of Cellu Parent in the event certain financial targets were met. Those financial targets were met and the Company recorded a liability for $35.0 million. All amounts associated with the earnout were paid as of November 24, 2009 and are listed below:

•

On August 29, 2008, a $15.0 million contingent consideration payment was made to the former owners and advisors of Cellu Parent, consisting of $13.7 million in cash and 1,274 shares of Cellu Parent’s Series A preferred stock valued at approximately $1.3 million.

•

On August 28, 2009, a $15.0 million contingent consideration payment was made to the former owners and advisors of Cellu Parent, consisting of $13.7 million in cash and 1,274 shares of Cellu Parent’s Series A preferred stock valued at approximately $1.3 million.

•

On November 24, 2009, the remaining payment of $5.0 million was paid to the former owners and advisors of Cellu Parent, consisting of $4.6 million in cash and 425 shares of Cellu Parent’s Series A preferred stock valued at approximately $0.4 million.

The contingent consideration was paid out due to the achievement of certain financial targets.

Note 11. Derivatives and Hedging

The Company uses derivative financial instruments to offset a substantial portion of its exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as hedges of specific quantities of natural gas expected to be purchased in future months. These contracts are held for purposes other than trading and are designated as cash flow hedges. The Company measures fair value of its derivative financial instruments using fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Company uses a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows: level 1—inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access; level 2—inputs utilize data points that are observable such as quoted prices, interest rate and yield curves; level 3—inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The Company’s natural gas forward contracts are valued using industry-standard models that use observable market inputs (forward market prices for natural gas) as their basis. The Company classifies these instruments within level 2 of the valuation hierarchy. For level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (non performance risk). As of November 26, 2009, the fair value of these cash flow hedging instruments was $1.0 million and is included in other current liabilities. The fair value of cash flow hedges at February 28, 2009 was a liability of $2.7 million, of which $2.4 million is included in other current liabilities and $0.3 million is included in other liabilities. The notional value of the natural gas forward contracts outstanding is $3.7 million as of November 26, 2009.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

November 26, 2009

The effects of the Company’s natural gas swap contracts on the consolidated statements of operations are presented below.

	Three Months Ended		Nine Months Ended
	November 26, 2009	November 27, 2008	November 26, 2009	November 27, 2008
Gain (loss) recognized in comprehensive income/loss	$774,901	$(570,701)	$1,762,309	$570,701
Loss reclassified from accumulated other comprehensive loss into income	$1,389,478	$—	$4,480,221	$—

The Company’s natural gas swaps for the three and nine months ended November 27, 2008 did not qualify for hedge accounting treatment, and accordingly, no amounts were recognized in other comprehensive income.

Note 12. Fair Value of Financial Instruments

The following methods and assumptions, including those discussed in Note 11, were used to estimate fair value for purposes of disclosure:

The Company’s 2014 Notes are treated as level 1 instruments and are recorded at cost which was $246.4 million at November 26, 2009. The estimated fair value of these notes was $279.9 million at November 26, 2009 based on the quoted market price of this debt.

The Company’s City Forest Industrial Revenue Bonds in the amount of $16.4 million at November 26, 2009 and $17.1 million at February 28, 2009 are carried at cost. These bonds are determined to be level 1 instruments. These bonds always trade at par value, with adjustments to the variable interest rate by our independent third party market maker. The estimated fair value of these bonds was $16.4 million at November 26, 2009 and $17.1 million at February 28, 2009.

The Company’s Seller Note Payable in the amount of $6.3 million at November 26, 2009 and February 28, 2009 is carried at cost. The estimated fair value of this note was $6.3 million at November 26, 2009 and February 28, 2009 based on the discounted cash flows of this instrument. This note has been determined to be a level 3 instrument. The note payable is between the Company and a private party and has no observable data points to determine fair value.

Note 13. Supplemental Balance Sheet Information

Selected supplemental balance sheet information is presented below.

	November 26, 2009	February 28, 2009
Finished goods	$31,453,323	$30,608,649
Raw materials	4,756,769	5,133,206
Packaging materials and supplies	13,151,815	12,326,731
Inventory reserves	(3,068,113)	(852,537)

	$46,293,794	$47,216,049

Property, plant and equipment, net:
Land	$4,548,085	$4,307,317
Buildings	37,066,037	35,907,105
Machinery and equipment	329,708,554	312,775,269
Other	5,802,862	4,970,279
Construction in progress	13,441,511	7,867,380

	390,567,049	365,827,350
Accumulated depreciation	(83,177,209)	(63,839,409)

	$307,389,840	$301,987,941

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

November 26, 2009

Note 14. Commitments and Contingencies

Investment in Converting Capacity

To satisfy increased customer demand for converted tissue products and to further expand the Company’s geographic reach, the Company has accelerated its growth strategy and expects to invest approximately $30 million over the next 18-24 months to increase retail converting capacity by 50,000 tons. It is anticipated that a portion of this investment will be used to add converting capacity to a new 323,000 square foot facility in Oklahoma City, Oklahoma. The balance of this investment is expected to be used to add converting capacity to our three established facilities in Neenah, Wisconsin, Thomaston, Georgia and Long Island, New York.

Gabayzadeh Litigation

The Company was a defendant in a suit filed August 11, 2008 in the United States District Court for the Eastern District of New York by Mahin Gabayzadeh, as trustee for and on behalf of The Diane Gabayzadeh Trust, The Deborah Gabayzadeh Trust and The John Gabayzadeh U.T.M.A. Trust (the “Gabayzadeh Litigation”). The other defendants in the lawsuit were one of the Company’s officers; Steven C. Catalfamo; Kimberly-Clark Corporation; and Charterhouse Group, Inc. The complaint alleged that the Company fraudulently acquired American Tissue Co.’s Neenah, Wisconsin plant for $5.85 million, which the plaintiffs alleged was approximately $125 million below the then-current appraised liquidation value. The other defendants were alleged to have participated in the fraud. Plaintiffs sought $250 million in damages and alleged joint and several liability. On September 15, 2009, the United States District Court for the Eastern District of New York entered a judgment dismissing the complaint without prejudice.

Note 15. Income Per Share

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common share used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive shares outstanding. Basic and diluted shares outstanding are equal for all periods presented as there are no potentially dilutive shares outstanding. The following presents basic net income per share and diluted net income per share:

	Three Months Ended		Nine Months Ended
	November 26, 2009	November 27, 2008	November 26, 2009	November 27, 2008
Basic net income	$2,000,011	$1,838,748	$7,028,350	$2,584,133
Basic and diluted net income per share:
Weighted average basic and diluted shares	100	100	100	100
Basic and diluted net income per share	$20,000.11	$18,387.48	$70,283.50	$25,841.33

Note 16. Subsequent Events

These financial statements have been evaluated for subsequent events through the filing of these financial statements with the Securities and Exchange Commission on December 31, 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Certain statements contained in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, those set forth in Item 1. Business-Forward-Looking Statements and Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended February 28, 2009 and Part II Item IA. Risk Factors in this Form 10-Q for the three months ended November 26, 2009. These risks and uncertainties should be considered in evaluating any forward-looking statements contained herein.

We produce converted tissue products, tissue hard rolls and machine-glazed tissue, and we believe we are one of the leaders in the value retail converted tissue market. Our customers include leading consumer retailers and away-from-home distributors of tissue products, vertically integrated manufacturers and third-party converters serving the tissue and machine-glazed tissue segments. Most of the tissue products we convert are internally sourced from the tissue hard rolls that we manufacture to the specifications requested by our customers. The tissue hard rolls that we manufacture, but do not convert, are marketed to customers for use in various end products, including diapers, bath and facial tissue, assorted paper towels and napkins. In addition to converted tissue products and tissue hard rolls, we also manufacture machine-glazed tissue and polystyrene foam used in various end products, including food wraps and foam plates. However, foam products are not a significant portion of our business.

We operate in three business segments: tissue, machine-glazed tissue and foam, although we generally operate our business as an integrated tissue paper company. In our tissue segment, we derive our revenues from the sale of:

•	converted tissue products, including a variety of private label consumer and away-from-home bath and facial tissue, napkins and folded and rolled towels; and

•	tissue hard rolls sold as facial and bath tissue, special medical tissue, industrial wipers, napkin and paper towel stock and absorbent cover stock.

We derive our revenues in our machine-glazed tissue segment from the sale of:

•

machine-glazed tissue paper hard rolls to third-party converters that manufacture fast food and commercial food wrap, as well as niche market products such as gum wrappers, coffee filters, paper used to line packs of cigarettes, wax paper and butter wraps; and

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

The results of operations of the APF entities from the July 2, 2008 date of acquisition are primarily included in our tissue segment. Part of the acquisition related to the foam business, which we report as a separate segment. Unaudited pro forma results of operations for the nine months ended November 27, 2008, as if we and APF had been combined at the beginning of the periods presented, are presented in the notes to the consolidated financial statements.

Business Developments and Trends

The Company has recently filed a Form S-1 with the Securities and Exchange Commission in anticipation of an initial public offering of equity securities (“IPO”) in 2010. In the event we complete the IPO, we would raise capital that would be used to repay certain debt obligations, including a portion of our 2014 Notes. In that event, in the reporting period we repay a portion of our 2014 Notes, we will incur one-time non-cash expenses associated with this repayment, including the write-off of a portion of deferred financing fees and a portion of the unaccreted effective debt discount. In the event we do not complete our IPO, we will be required to expense certain IPO costs that have been incurred and capitalized, such as legal and accounting fees.

During the second quarter of fiscal 2010, the Company filled its converting capacity for a number of converted tissue product grades, as strong customer demand reduced inventory below targeted levels. Therefore, to maintain effective customer service levels, improve product mix and support the growth of converted tissue products, the Company rebuilt inventory levels during the third quarter of fiscal 2010 and completed the installation of a new tissue converting line that became fully operational subsequent to November 26, 2009.

Additionally, to satisfy increased customer demand for converted tissue products and to further expand our geographic reach, the Company has accelerated its growth strategy and expects to invest approximately $30 million over the next 18-24 months to increase retail converting capacity by 50,000 tons. It is anticipated that a portion of this investment will be used to add converting capacity to the Company’s new 323,000 square foot facility in Oklahoma City, Oklahoma. We expect that the balance of this investment will be used to add converting capacity to our three established facilities in Neenah, Wisconsin, Thomaston, Georgia and Long Island, New York.

Results of Operations for the Three Months Ended November 26, 2009 (the Fiscal 2010 Three-Month Period)

compared to the Three Months Ended November 27, 2008 (the Fiscal 2009 Three-Month Period)

Consolidated net sales for the fiscal 2010 three month-period decreased $12.9 million, or 9.0%, to $130.1 million from $143.0 million for the comparable prior year period. On an overall basis, volume contributed $10.0 million to the decrease and lower pricing contributed $2.9 million. During the fiscal 2010 three-month period, we sold 82,012 tons of tissue hardrolls, machine-glazed tissue hardrolls and converted tissue products, a decrease of 6,010 tons, or a decrease of 6.8% over the comparable prior year period. During the fiscal 2010 three-month period, we in-sourced an additional 5,484 tons of hardrolls for our converting operations that were previously purchased on the hardroll market in the prior year period. This served to reduce external hardroll shipments by a similar amount and improved our overall sales mix due to higher selling prices for converted tissue products. This is consistent with our strategy to increase the vertical integration of our acquired operations, supporting improved quality control and profitability. Net selling price per ton decreased to $1,564 during the current period from $1,609 during the comparable prior year period. This decrease in price primarily reflects the downward pricing pressure brought on by lower pulp prices, which was partially offset by the impact of mix improvements.

Net sales for our tissue segment were $98.6 million during the fiscal 2010 three-month period, a decrease of $12.5 million, or 11.3% from $111.1 million in the comparable prior year period. The decrease was due primarily to in-sourcing an additional 5,484 tons of hardrolls into our converting operations, partially offset by our October 2009 hardroll price increase and an improved mix with respect to converted tissue products sold. Net selling price per ton increased to $1,675 for the fiscal 2010 three-month period from $1,661 for the fiscal 2009 three-month period. This increase in net selling price per ton was primarily the result of improvements in product mix and an increase in converted product selling prices, partially offset by downward pricing pressure brought on by lower pulp prices. For the fiscal 2010 three-month period, we sold 58,884 tons of tissue, of which 30,920 tons were sold as hardrolls and 27,964 tons were sold as converted tissue products, compared to the fiscal 2009 three-month period when we sold 66,903 tons of tissue, of which 39,188 tons were sold as hardrolls and 27,715 tons were sold as converted tissue products.

Net sales for our machine-glazed tissue segment for the fiscal 2010 three-month period were $29.7 million, a decrease of $0.8 million or 2.6%, compared to $30.4 million in the comparable prior year period. Tons sold during the fiscal 2010 period increased 9.5%, but this increase was offset by a decline in selling prices associated with lower pulp prices. Net selling price per ton was $1,283 for the fiscal 2010 three-month period compared to $1,442 per ton for the fiscal 2009 three-month period. For the fiscal 2010 three-month period, we sold 23,128 tons of machine-glazed tissue, of which 21,057 tons were sold as hardrolls and 2,071 tons were sold as converted machine-glazed tissue products, compared to the fiscal 2009 three-month period when we sold 21,119 tons of machine-glazed tissue, of which 19,452 tons were sold as hardrolls and 1,667 tons were sold as converted machine-glazed tissue products.

Net sales for our foam segment for the fiscal 2010 three-month period were $1.8 million compared to $1.4 million in the comparable prior year period, due to higher prices and volumes.

Consolidated gross profit was $20.3 million for the fiscal 2010 three-month period or an increase of $4.2 million from $16.1 million in the comparable prior year period. As a percentage of net sales, gross profit increased to 15.6% in the fiscal 2010 three-month period from 11.3% in the fiscal 2009 three-month period. The improvement was primarily driven by an increase in converted product selling prices, sales mix, as well as lower pulp and energy costs.

Gross profit by segment is as follows (in thousands):

	For the three months ended
	November 26, 2009	November 27, 2008	Increase (Decrease)
Tissue	$16,645	$12,736	$3,909
Machine-glazed tissue	2,833	3,287	(454)
Foam	795	78	717

Total	$20,273	$16,101	$4,172

Tissue gross margins increased to 16.9% for the three months ended November 26, 2009 compared to 11.5% in the comparable prior year period. In addition to the factors also noted above for net sales, these favorable results were also due to reduced fiber and energy prices and increased sales of our converted tissue products, which leveraged our ability to incrementally use more internally manufactured hardrolls.

Machine-glazed tissue gross margins decreased to 9.5% for the three months ended November 26, 2009 compared to 10.8% in the comparable prior year period. The decrease in gross margin was primarily attributable to lower selling prices, partially offset by lower fiber costs.

Foam gross margins were 43.2% for the three months ended November 26, 2009 compared to 5.4% in the comparable prior year period as a result of lower resin prices, the primary raw material used to manufacture our foam products, and an improvement in selling prices.

Selling, general and administrative expenses were $5.0 million for the three months ended November 26, 2009 compared to $5.5 million for the comparable three month period in fiscal 2009. As a percentage of net sales, expenses were 3.9% for the current period, compared to 3.8% for the prior period. Additionally, stock-based compensation was $0.2 million in both the 2010 and 2009 three-month period.

Amortization expense in the fiscal 2010 three-month period of $1.1 million relates to the amortization of the intangible assets recorded in connection with the APF Acquisition.

Interest expense, net in the fiscal 2010 three-month period was $8.5 million compared to $6.9 million in the fiscal 2009 three-month period. The increase in the fiscal 2010 three-month period is primarily attributable to the higher interest rate and debt issuance costs related to the 2014 Notes that were issued in the three-month period ended August 27, 2009.

Foreign currency gain (loss) in the fiscal 2010 three-month period was a loss of $0.4 million compared to a gain of $0.2 million in the fiscal 2009 three-month period. The fluctuation relates to the change in the Canadian currency exchange rate period over period.

Income tax expense for the fiscal 2010 third quarter was $3.4 million compared to income tax expense of $0.9 million for the fiscal 2009 third quarter. During the fiscal 2010 third quarter, the Company reduced its estimate of foreign tax credits that will be generated in the current year, which increased the Company’s underlying estimated annual effective tax rate from 34.7% to 36.3%. In addition, included in income tax expense for the fiscal 2010 third quarter are $1.2 million of discrete tax adjustments that increased income tax expense. These discrete adjustments primarily arose from changes in management estimates relating to the calculation of foreign subsidiary deemed dividends and the generation and utilization of alternative minimum tax credits, which were recorded as tax expense in the current quarter.

Results of Operations for the Nine Months Ended November 26, 2009 (the Fiscal 2010 Nine Month Period)

compared to the Nine Months ended November 27, 2008 (the Fiscal 2009 Nine Month Period)

Consolidated net sales for the fiscal 2010 nine-month period decreased $3.7 million, or 0.9%, to $386.9 million from $390.6 million for the comparable prior year period. On an overall basis, pricing contributed $4.8 million of the decrease and was partially offset by higher volume of $1.1 million. During the fiscal 2010 nine-month period, we sold 249,348 tons of tissue hard rolls, machine-glazed tissue hard rolls and converted paper products. This decrease of 1,130 tons, or 0.5% over the comparable prior year period, which was due to fewer tons of tissue hardrolls sold, partially offset by an increase in tons sold of converted tissue products, a portion of which was due to the July 2008 acquisition of APF, and machine-glazed tissue. During the fiscal 2010 nine-month period, we in-sourced an additional 9,025 tons of hardrolls for our converting operations that were previously purchased on the hardroll market. This served to reduce external hardroll shipments by a similar amount. Net selling price per ton decreased to $1,528 during the current period from $1,550 during the prior year period. This decrease in price primarily reflects the downward pricing pressure associated with declines in pulp prices, partially offset by improvements in product mix.

Net sales for our tissue segment were $299.9 million during the fiscal 2010 nine-month period, a decrease of $0.5 million over the comparable prior year period. Decreased hardroll sales volumes were partially offset by an improvement in mix with respect to increased converting tons sold and moderate overall price improvements in revenue per ton of approximately 2.1%. Price and mix improvements were driven by the APF Acquisition in fiscal 2009 and the achievement of related synergies. Net selling price per ton increased to $1,631 for the fiscal 2010 nine-month period from $1,598 for the fiscal 2009 nine-month period. This increase in net selling price per ton was primarily the result of improvements in product mix derived both from the APF Acquisition and organic growth in converted sales and, to a lesser extent, increase in prices. During the fiscal 2010 nine-month period we in-sourced an additional 9,025 tons of hardrolls into our converting operations that were previously purchased on the hardroll market in the prior year period. This served to reduce external hardroll shipments by a similar amount. For the fiscal 2010 nine-month period, we sold 183,850 tons of tissue, of which 102,010 tons were sold as hardrolls and 81,840 tons were sold as converted tissue products, compared to the fiscal 2009 nine-month period when we sold 188,004 tons of tissue, of which 121,953 tons were sold as hardrolls and 66,051 tons were sold as converted tissue products. Compared to the fiscal 2009 nine-month period, the increase in converted tons sold primarily reflects the APF Acquisition and organic growth in our converted tissue shipments. The reduction in hardroll shipments reflects a mix shift from hardrolls to converted tons within the tissue segment.

Net sales for our machine-glazed tissue segment for the fiscal 2010 nine-month period were $81.2 million, a decrease of $6.7 million or 7.6%, compared to $87.9 million in the comparable prior year period. Tons sold during the fiscal 2010 nine-month period increased 4.8%, but were more than offset by an 11.9% decline in selling prices that resulted from lower pulp prices. Net selling price per ton was $1,240 for the fiscal 2010 nine-month period compared to $1,407 per ton for the fiscal 2009 nine-month period. For the fiscal 2010 nine-month period, we sold 65,498 tons of machine-glazed tissue, of which 61,003 tons were sold as hardrolls and 4,495 tons were sold as converted machine-glazed tissue products, compared to the fiscal 2009 nine-month period where we sold 62,474 tons of machine-glazed tissue, of which 57,960 tons were sold as hardrolls and 4,514 tons were sold as converted machine-glazed tissue products.

Net sales for our foam segment for the fiscal 2010 nine-month period were $5.8 million compared to $2.3 million in the prior year period. The comparable prior year nine-month period consisted of approximately five months of results from APF, which was acquired in July 2008.

Consolidated gross profit was $62.7 million for the fiscal 2010 nine-month period or an increase of $23.8 million from $38.9 million in the comparable prior year period. As a percentage of net sales, gross profit increased to 16.2% in the fiscal 2010 nine-month period from 10.0% in the fiscal 2009 nine-month period. The improvement was driven by the overall volume, mix and selling price changes as discussed above, as well as favorable improvements in pulp pricing and lower energy costs, which were partially offset by a $2.1 million increase in expense to record inventory at the lower of cost or market value.

Gross profit by segment is as follows, (in thousands):

	For the nine months ended
	November 26, 2009	November 27, 2008	Increase
Tissue	$52,700	$32,328	$20,372
Machine-glazed tissue	7,994	6,300	1,694
Foam	2,035	261	1,774

Total	$62,729	$38,889	$23,840

Tissue gross margins increased to 17.6% for the nine months ended November 26, 2009 compared to 10.8% in the comparable prior year period. In addition to the factors noted above for net sales, these favorable results were also due to lower fiber and energy costs and increased sales of our converted tissue products, which leveraged our ability to incrementally use more internally manufactured hardrolls, which were partially offset by a $2.1 million increase in expense to record inventory at the lower of cost or market value.

Machine-glazed tissue gross margins increased to 9.8% for the nine months ended November 26, 2009 compared to 7.2% in the comparable prior year period. In addition to the factors noted above for net sales, the increase in gross margin was primarily attributable to lower pulp, energy and other raw material prices, along with favorable machine productivity.

Foam gross margins were 35.1% for the nine months ended November 26, 2009 compared to 11.2% in the comparable prior year period as a result of reduced resin prices, which is the primary raw material used to manufacture our foam products, and improvement in selling price.

Selling, general and administrative expenses were $15.9 million for the nine months ended November 26, 2009 compared to $15.0 million for the comparable nine month period. As a percentage of net sales, expenses were 4.1% for the current period, compared to 3.9% for the prior period. The increase is primarily attributable to cash-based incentive compensation expense as a result of the achievement of previously established performance goals. Additionally, stock-based compensation was $0.6 million and $0.7 million in the 2010 and 2009 nine-month periods, respectively.

Amortization expense in the fiscal 2010 nine-month period of $3.2 million relates to the amortization of the intangible assets recorded in connection with the APF Acquisition.

Interest expense, net in the fiscal 2010 nine-month period was $27.4 million compared to $18.0 million in the fiscal 2009 nine month period. The fiscal 2010 nine-month period includes the effects of extinguishing our 2010 Notes and the issuance of our 2014 Notes. Non-recurring costs of extinguishing our 2010 Notes include both the write-off of deferred financing fees of $2.2 million and incremental interest expense of $1.7 million due to the period of time that elapsed between the issuance of the 2014 Notes and the extinguishment of the 2010 Notes. The remaining increase is primarily attributable to the higher interest rates and debt issuance costs related to the 2014 Notes.

Foreign currency (gain) loss in the fiscal 2010 nine-month period was a loss of $1.1 million compared to a gain of $0.2 million in the fiscal 2009 nine-month period. The fluctuation relates to the change in the Canadian currency exchange rate period over period.

Income tax expense for the fiscal 2010 nine-month period was $8.6 million compared to income tax expense of $1.3 million for the fiscal 2009 comparable period. During the fiscal 2010 nine-month period, the Company reduced its estimate of foreign tax credits that will be generated in the current year, which increased the Company’s underlying estimated annual effective tax rate from 34.7% to 36.3%. In addition, included in income tax expense for the fiscal 2010 nine-month period are $1.2 million of discrete tax adjustments that increased income tax expense. These discrete adjustments primarily arose from changes in management estimates relating to the calculation of foreign subsidiary deemed dividends and the generation and utilization of alternative minimum tax credits, which were recorded as tax expense in the current quarter. Additionally, the fiscal 2010 nine-month period also includes discrete tax expense of $1.8 million associated with an increase in the Company’s federal tax rate from 34% to 35% for fiscal 2010 based on projected taxable income and the benefit of a change in state tax laws.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal liquidity requirements are to service debt and meet working capital, tax and capital expenditure needs. Our total debt at November 26, 2009 was $269.1 million. We fund our working capital requirements, capital expenditure needs and tax liabilities from net cash provided by operating activities and borrowings under our working capital facility. Additionally, in the past, we have issued debt securities to fund acquisitions.

Based on current forecasts and anticipated market conditions, we believe that funding generated from operating cash flows and available sources of liquidity will be sufficient to meet all of our operating needs, to make planned capital expenditures and to make all required interest and principal payments on indebtedness for the next twelve to eighteen months. However, our operating cash flows and liquidity are significantly influenced by numerous factors, including prices of pulp fiber, interest rates and the general economy.

As a result of the debt financing completed during June 2009, our principal debt payments are expected to be $0.8 million in fiscal 2010, $0.8 million in fiscal 2011, $7.1 million in fiscal 2012, $0.8 million in fiscal 2013, $0.8 million in fiscal 2014 and $268.3 million in fiscal 2015 and thereafter. Additionally, cash interest payments are expected to be $22.4 million fiscal 2010, $30.6 million in fiscal 2011, $30.2 million in fiscal 2012, $29.8 million in fiscal 2013, $29.7 million in fiscal 2014 and $18.0 million in fiscal 2015 and thereafter.

The following is a summary of our indebtedness. For additional information regarding our indebtedness, see the notes to the consolidated financial statements.

Working capital facility

We have a $60.0 million working capital facility that matures on June 12, 2011. Borrowings under the working capital facility are secured by liens on substantially all of the Company’s assets and guaranteed by the Company’s subsidiaries. As of November 26, 2009, there were no borrowings outstanding under the working capital facility and excess availability, less letters of credit of $4.6 million in the aggregate principal amount was $52.2 million.

2014 Notes

In June 2009, we issued $255 million principal face amount of 11 1/2% senior secured notes maturing on June 1, 2014 (the “2014 Notes”), with an effective interest rate of 12.48%. The 2014 Notes pay interest in arrears on June 1 and December 1 of each year, commencing on December 1, 2009. The 2014 Notes are secured by liens on substantially all of the Company’s assets and guaranteed by the Company’s subsidiaries. The net proceeds of $245.7 million from the issuance of the 2014 Notes were primarily used to redeem the 2010 Notes and fund the contingent earnout payment made on August 28, 2009 in conjunction with the 2006 acquisition of Parent by Weston Presidio V, L.P.

APF Note

As part of the financing of the APF Acquisition, we entered into a subordinated, unsecured promissory note in the amount of $6.3 million that bears interest at 12% per year payable in quarterly installments with the principal due July 2, 2011.

CityForest Industrial Revenue Bonds

Our subsidiary, CityForest, had approximately $16.4 million in aggregate principal amount of industrial revenue bonds outstanding as of November 26, 2009. We have guaranteed all of the obligations of CityForest. We are required to annually pay $760,000 of principal of the bonds in two semi-annual payments of $380,000.

Contingent Payment

In connection with the acquisition of the Company by the current owners, the Company was required to pay up to $35.0 million of contingent consideration in cash and shares of Cellu Parent’s Series A preferred stock to the former owners and advisors of Cellu Parent in the event certain financial targets were met. All financial targets were met and $15.0 million, consisting of cash and shares of Series A preferred stock, was paid in fiscal 2009. A second payment of $15.0 million, consisting of cash and shares of Series A preferred stock, was paid on August 28, 2009. The final payment of $5.0 million, consisting of cash and shares of Series A preferred stock, was paid on November 24, 2009.

Cash Flows

Net cash provided by operations was $53.7 million for the fiscal 2010 nine month period compared to $9.6 million for the fiscal 2009 nine month period. Net income for the fiscal 2010 nine-month period was $7.0 million, an increase of $4.4 million over the fiscal 2009 nine-month period. Net cash flow provided from working capital was $16.3 million for the fiscal 2010 nine month period compared to net cash used by working capital of $15.9 million in the fiscal 2009 period. This favorable increase is primarily reflective of the timing of long-term debt interest payments, the timing of payments related to purchases of pulp fiber, an improvement in customer cash collections and a focus on managing inventory production to more closely match the timing of our customers’ orders. We also incurred $2.2 million of non-cash expenditures as a result of extinguishing a portion of our debt during the fiscal 2010 period. Additionally, net deferred income tax assets increased $3.4 million during the fiscal 2010 period as a result of an increase in the Company’s federal tax rate, and amortization expense increased by $1.2 million in the fiscal 2010 period as a result of the APF Acquisition.

Net cash used in investing activities for the fiscal 2010 nine month period was $19.8 million compared to $73.9 million in the fiscal 2009 nine month period. The fiscal 2009 nine month period includes $64.2 million of cash paid for the APF Acquisition. The remaining change relates to the level of capital spending period over period. The increased level of spending is primarily due to expanding our converting capacity and the completion of our East Hartford, Connecticut energy cogeneration facility.

Net cash used by financing activities for the fiscal 2010 nine month period was $27.1 million compared to cash provided by financing activities of $63.3 million in fiscal 2009 nine month period. The activity in the fiscal 2010 period is primarily driven by the refinancing of our debt that was to mature during fiscal 2010 and the excess cash generated by operations. Both were used to reduce borrowings on our revolving line of credit to zero. The financing activity for the fiscal 2009 period was primarily related to financing obtained in connection with the APF Acquisition.

Balance Sheet

Receivables, net as of November 26, 2009 decreased to $50.6 million from $54.1 million as of the end of fiscal year 2009. Receivables decreased as a result of increased cash collections that resulted primarily from a focus on accelerating certain customer payments.

Property, plant and equipment, net as of November 26, 2009 increased $5.4 million to $307.4 million from $302.0 million as of the end of fiscal year 2009. Routine capital expenditures, including deposits made in conjunction with our efforts to expand our converting capacity, were partially offset by depreciation expense.

Other intangibles, net as of November 26, 2009 decreased to $28.5 million from $31.7 million as of the end of fiscal year 2009 as a result of amortization expense during the current period.

Other assets as of November 26, 2009 increased to $10.4 million from $1.9 million as of the end of fiscal year 2009 due to payment of deferred financing fees that were capitalized in conjunction with the issuance of the 2014 Notes.

Bank overdrafts were $0 as of November 26, 2009 compared to $3.3 million at February 28, 2009 due to increased cash balances as of November 26, 2009.

Revolving line of credit was $0 as of November 26, 2009 compared to a balance of $18.5 million as a result of cash generated from operations and the issuance of the 2014 Notes during fiscal 2010. Available cash generated during the current period was applied to the revolving line of credit.

Accounts payable as of November 26, 2009 increased to $21.3 million from $16.7 million as of the end of fiscal year 2009 primarily as a result of the timing of various payments, including for spot pulp purchases.

Accrued interest as of November 26, 2009 increased to $14.4 million from $10.2 million at the end of fiscal year 2009 as a result of the issuance of the 2014 Notes which have interest payments due in June and December. The 2010 Notes, which were retired during the quarter ended August 27, 2009, had interest payments due in March and September.

Other current liabilities as of November 26, 2009, decreased to $1.0 million from $17.4 million as of the end of fiscal year 2009 as a result of the $15.0 million earnout payment paid on August 28, 2009.

Deferred income tax assets and liabilities increased as a result of the Company’s increase in the statutory federal income rate from 34% to 35% and the current year income tax provision.

Long-term debt as of November 26, 2009 increased to $268.3 million from $242.4 million as of the end of fiscal year 2009 as a result of the issuance of the 2014 Notes and the redemption of the 2010 Notes during the quarter ended August 27, 2009.

Other liabilities as of November 26, 2009 decreased to $1.0 million from $5.4 million as of the end of fiscal year 2009 as a result of the $5.0 million earnout payment paid on November 24, 2009.

Commitments

To satisfy increased customer demand for converted tissue products and to further expand our geographic reach, we have accelerated our growth strategy and expect to invest approximately $30 million over the next 18-24 months to increase retail converting capacity by 50,000 tons. It is anticipated that a portion of this investment will be used to add converting capacity to our new 323,000 square foot facility in Oklahoma City, Oklahoma. We expect that the balance of this investment will be used to add converting capacity to our three established facilities in Neenah, Wisconsin, Thomaston, Georgia and Long Island, New York.

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

New Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements” for a description of recently issued and adopted accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position and cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We use natural gas swap contracts with a cumulative total notional amount of approximately $3.7 million for 525,767 MMbtu at November 26, 2009 to hedge against cash flow variability arising from changes in natural gas prices in conjunction with our anticipated purchases of natural gas through August 2010. These swap contracts fix the rates on portions of our natural gas purchases to rates ranging from $4.62 per MMbtu to $7.52 per MMbtu for various periods through August 2010. These swap contracts were accounted for as effective hedges during fiscal year 2010. These natural gas swap contracts had a liability fair value of $1.0 million at November 26, 2009, which was included in other current liabilities. Approximately 52% of our natural gas requirements are hedged through August 2010.

We have minimal foreign currency translation risk. All international sales, other than sales originating from our Canadian subsidiary, are denominated in U.S. dollars. Due to our Canadian operations, however, we could be adversely affected by unfavorable fluctuations in foreign currency exchange rates.

Although as of November 26, 2009 we did not have any outstanding borrowings under our working capital facility, to the extent that we borrow under the working capital facility in the future our interest expense for such borrowings would be affected by changes in interest rates. In addition, amounts borrowed by CityForest under the CityForest revolving credit facility bear interest at a rate per annum equal to the LIBOR Rate (as defined in the Reimbursement Agreement), plus an applicable margin. Accordingly, the interest expense for borrowings under the CityForest revolving credit facility would also be affected by changes in interest rates.

We are also subject to commodity price risk associated with pulp costs and take advantage of spot prices on pulps to minimize market risk arising from changes in pulp costs.

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of November 26, 2009.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended November 26, 2009 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings:

Gabayzadeh Litigation

We were a defendant in a suit filed August 11, 2008 in the United States District Court for the Eastern District of New York by Mahin Gabayzadeh, as trustee for and on behalf of The Diane Gabayzadeh Trust, The Deborah Gabayzadeh Trust and The John Gabayzadeh U.T.M.A. Trust (the “Gabayzadeh Litigation”). The other defendants in the lawsuit were Russell C. Taylor, our chief executive officer; Steven C. Catalfamo; Kimberly-Clark Corporation; and Charterhouse Group, Inc. The complaint alleged that we fraudulently acquired American Tissue Co.’s Neenah, Wisconsin plant for $5.85 million, which the plaintiffs alleged was approximately $125 million below the then-current appraised liquidation value. The other defendants were alleged to have participated in the fraud. Plaintiffs sought $250 million in damages and alleged joint and several liability. On September 15, 2009, the United States District Court for the Eastern District of New York entered a judgment dismissing the complaint without prejudice.

Item 1A.	Risk Factors

Except as set forth below, the risk factors included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 have not materially changed.

Our operating results depend upon our wood pulp costs. An increase in wood pulp costs could have a material adverse effect on our business, financial condition and operating results.

Pulp is the principal raw material used in the manufacture of our specialty paper and tissue products. It is purchased in highly competitive, price sensitive markets. We buy a significant amount of pulp and other raw materials either through supply agreements or on the spot market. For fiscal year 2009, we purchased approximately 331,000 metric tons of pulp and recycled fiber at a cost of $185.7 million compared to 322,000 metric tons in fiscal year 2008 at a cost of $178.5 million. For the nine months ended November 26, 2009, we purchased approximately 239,126 metric tons of pulp and recycled fiber at a cost of $100.5 million compared to 244,544 metric tons in the nine months ended November 27, 2008 at a cost of $144.5 million. Pulp prices continued to increase in the third quarter of fiscal 2010 from their low point in April 2009 and are expected to increase in the fourth quarter of fiscal 2010, though they have remained below the peak price levels of fiscal 2009. When pulp prices increase, we can generally pass most increases in the cost of pulp through to our customers, but price increases may not be passed to customers for three months or more after such increases in pulp prices occur. In some cases, the lag may be longer or we may not be able to pass through such cost increases at all. When pulp prices decline, we generally pass most decreases in the cost of pulp through to our tissue and machine-glazed tissue hardroll customers. For example, net sales in our machine-glazed tissue segment decreased 8.0% in the fourth quarter of fiscal year 2009 in part because of a decrease in net selling price per ton following a decrease in pulp prices. In addition, many of our arrangements with away-from-home hardroll customers do not have price escalators relating to wood pulp prices, and consequently, in some instances, we are unable to pass along an increase in pulp costs to these customers.

We have agreements with various pulp vendors to purchase various amounts of pulp over the next two years. These commitments require purchases of pulp up to approximately 153,000 metric tons per year at pulp prices below published list prices and allow us to shift a portion of our pulp purchases to the spot market to take advantage of spot market prices when such prices fall. We believe that our current commitment under these arrangements or their equivalent approximates 50% to 65% of our current budgeted pulp needs through fiscal year 2012. If upon expiration of these agreements, or upon failure of our suppliers to fulfill their obligations under these agreements, we are unable to obtain wood pulp on terms as favorable as those contained therein, our cost of goods sold may increase and results of operations will be impaired. As a result, our ability to satisfy customer demands and to manufacture products in a cost-effective manner may be materially adversely affected.

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

Our significant debt obligations, or our incurrence of additional debt, could limit our flexibility in managing our business and could materially and adversely effect our financial performance.

We are highly leveraged. As of November 26, 2009, we had approximately $268.3 million of long-term indebtedness outstanding. In addition, we are permitted under our revolving line of credit, which we refer to in this prospectus as our working capital facility, and the indenture governing our senior secured notes to incur additional debt, subject to certain limitations. Our high degree of leverage may have important consequences to you, including the following:

•	we may have difficulty satisfying our obligations under our indebtedness and, if we fail to comply with these requirements, an event of default could result;

•

we may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general corporate activities (please refer to the table below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations,” which sets forth our payment obligations with respect to our existing long-term debt);

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

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, operating results, and ability to satisfy our obligations under our indebtedness.

In addition, subject to restrictions in the indenture governing our senior secured notes and restrictions in our working capital facility, we may incur additional indebtedness. As of November 26, 2009, we had approximately $52.2 million of availability under our working capital facility, after giving effect to outstanding letters of credit having a face amount of approximately $4.6 million. The terms of the indenture governing our senior secured notes permit us to incur additional debt, including a limited amount of additional secured debt. Any additional indebtedness we incur could increase the risks associated with our already substantial indebtedness and could have a material adverse effect on our business, financial condition and operating results.

Our energy costs may be higher than we anticipate, which could have a material adverse effect on our business, financial condition and operating results.

We use energy—mainly natural gas and electricity—to operate machinery and to generate steam, which we use in our production process. In the past, energy prices, particularly for natural gas and fuel oil, have increased, with a corresponding effect on our production costs. Although energy prices have been decreasing recently, such costs may increase again in the future. During fiscal year 2009 and 2008, and the nine months ended November 26, 2009 and November 27, 2008, we spent approximately $56.3 million, $50.7 million, $33.7 million and $42.6 million, respectively, on electricity, natural gas, oil and coal. If our energy costs are greater than anticipated, our business, financial condition and operating results may be materially adversely affected.

Labor disputes or increased labor costs could disrupt our business and have a material adverse effect on our financial condition and operating results.

As of February 28, 2009, approximately 54% of our active full-time employees were represented by either the United Steelworkers of America or the Independent Paper Workers of Canada through various collective bargaining agreements. The collective bargaining agreements for our facilities expire between October 2009 and June 2013. We commenced collective bargaining negotiations at our Menominee, Michigan facility in late November 2009 and we are currently preparing for collective bargaining negotiations at our Gouverneur, New York facility, which we expect to begin in early January 2010. It is likely that our workers will seek an increase in wages and benefits at the expiration of each of those contracts. Any significant work stoppage in the future or any significant increase in labor costs could have a material adverse effect on our business, financial condition and operating results.

We are dependent upon continued demand from our large customers. If we lose order volumes from any of our largest customers, our business, financial condition and operating results could be materially and adversely affected.

Our largest customers account for a significant portion of our sales. Our ten largest customers represented 54.9% of our sales for fiscal year 2007, 51.3% of our sales for fiscal year 2008 and 46.3% of our sales for the fiscal year 2009. Our largest single customer represented 13.4% of our sales in fiscal year 2008 and less than 10% of our sales in fiscal year 2009. Our ten largest customers represented 46.5% and 46.7% of our sales for the nine months ended November 26, 2009 and November 27, 2008, respectively. Our single largest customer represented 10.5% and 8.1% of our sales in the nine months ended November 26, 2009 and November 27, 2008, respectively. Some of our large customers (including four of our ten largest customers) have the capability of producing the products that they currently buy from us. The loss or significant reduction of orders from any of our largest customers could have a material adverse effect on our business, financial condition and operating results.

Restrictive covenants in our working capital facility and the indenture governing our senior secured notes may restrict our ability to pursue our business strategies.

Our working capital facility and the indenture governing our senior secured notes limit our ability, among other things, to:

•	incur additional debt and guarantees;

•	pay dividends and repurchase our stock;

•	make other restricted payments, including without limitation, investments;

•	create liens;

•	sell or otherwise dispose of assets, including capital stock of restricted subsidiaries;

•	enter into sale and leaseback transactions;

•	enter into agreements that restrict dividends from subsidiaries;

•	enter into transactions with our affiliates;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into new lines of business.

The agreement governing our working capital facility also requires us to maintain compliance with a 1:1 fixed charge coverage ratio if the average monthly availability under the facility is less than 15% of the facility commitment. Although the average monthly availability as of November 26, 2009 $52.2 million, which was significantly higher than the covenant trigger level of $9.0 million, our ability to comply with this ratio may be affected by events beyond our control.

The restrictions contained in the indenture governing our senior secured notes and the agreement governing our working capital facility could:

•	limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest.

Any failure on our part to comply with these restrictive covenants may result in an event of default. Such event of default may trigger an acceleration right for our lenders under our working capital facility or the holders of our senior secured notes. If our obligations to repay the indebtedness under our working capital facility or our senior secured notes were accelerated, we cannot assure you that we would have sufficient assets to repay in full such indebtedness.

We may not be able to generate sufficient cash flows to meet our debt service obligations.

Our ability to make scheduled payments on, or to refinance, our obligations with respect to our indebtedness will depend on our financial and operating performance, which in turn will be affected by general economic conditions and by financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of capital will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we are unable to generate sufficient cash flow to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds that may be realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. Our working capital facility and the indenture governing our senior secured notes restrict our ability to dispose of assets and use the proceeds from the disposition. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms, would materially and adversely affect our financial condition and operating results.

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

New environmental laws or regulations (or changes in existing laws or regulations or their enforcement) may be enacted that require significant expenditures by us. If the resulting expenses significantly exceed our expectations, our business, financial condition and operating results could be materially and adversely affected. For example, there has been a recent legislative focus on greenhouse gas emissions, which could lead to laws or regulations requiring expenditures at our coal-based Menominee, Michigan facility or at other of our facilities.

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

We may expand through acquisitions of other companies, which may divert our management’s attention and result in unexpected operating difficulties, increased costs and dilution to our stockholders.

We may make strategic acquisitions of other businesses. An acquisition may result in unforeseen operating difficulties and expenditures in assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies. Furthermore, future acquisitions may:

•	involve our entry into geographic or business markets in which we have little or no prior experience;

•	create difficulties in retaining the customers of any acquired business;

•	result in a delay or reduction of sales for both us and the company we acquire; and

•	disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for ongoing development of our current business.

To complete an acquisition, we may be required to use a substantial amount of our cash or engage in equity or debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters that make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all, which could limit our ability to engage in acquisitions. Moreover, we can make no assurances that the anticipated benefits of any acquisition, such as operating improvements or anticipated cost savings, would be realized or that we would not be exposed to unexpected liabilities.

Further, an acquisition may negatively impact our results of operations because it may require us to incur charges and substantial debt or liabilities, may cause adverse tax consequences, substantial depreciation and amortization or deferred compensation charges, or may require the amortization, write-down or impairment of amounts related to deferred compensation, goodwill and other intangible assets, or may not generate sufficient financial return to offset acquisition costs.

We may develop unexpected legal contingencies, which may have a material adverse effect on our business, financial condition and operating results.

We are, from time to time, party to various routine legal proceedings arising out of our business. These proceedings primarily involve commercial claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. In the event of unexpected future developments, it is possible that the ultimate resolutions of such matters, if unfavorable, could have a material adverse effect on our business, financial condition and operating results. In addition, there may also be adverse publicity associated with legal proceedings that could negatively affect the perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, legal proceedings may have a material adverse effect on our business, financial condition and operating results.

If we fail to establish and maintain effective internal control over financial reporting, we may have material misstatements in our financial statements, and we may not be able to report our financial results in a timely and reliable manner.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management in our Form 10-K on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, we may be unable to provide financial information in a timely and reliable manner. Any such difficulties or failure may have a material adverse effect on our business, financial condition and operating results.

During fiscal year 2009, we identified a material weakness in our internal control related to the application of GAAP as it relates to complex purchase accounting issues and accounting for derivatives, specifically:

•	deferred income taxes associated with purchase accounting;

•	shipping and handling fees and costs;

•	foreign exchange gains and losses; and

•	derivatives.

These deficiencies resulted in our restatement in February 2009 of our consolidated financial statements as of and for the fiscal years ended February 29, 2008 and February 28, 2007 and for the first two quarters of fiscal year 2009. In connection with the restatement, we also corrected errors in our treatment of classification of borrowings and repayments on the working capital facility in the statement of cash flows and classification of the equity investment by Weston Presidio V, L.P. and other stockholders.

In order to remediate the material weakness, we have:

•

implemented formal policies and procedures to identify, review, research and document accounting and disclosure of any unusual, nonrecurring and/or complex accounting transactions on a quarterly basis, including consultation with third-party consultants, when appropriate;

•	corrected shipping and handling fees and costs presentation by restating prior periods and applied consistent presentation prospectively;

•	implemented monthly reconciliation processes with respect to the translation of our foreign subsidiary’s accounts from the functional currency to the U.S. dollar;

•	enhanced documentation with respect to our hedging transactions; and

•	reviewed the responsibilities within our accounting and finance department.

Management believes that the additional control procedures that have been implemented have fully remediated the material weakness; however, we cannot guarantee that we will not have additional material weaknesses in the future.

Item 6.	Exhibits

(a) Exhibits

3.1	Certificate of Incorporation of Cellu Tissue Holdings, Inc. (the “Company”) (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

3.2	By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 dated September 3, 2004 (No. 333-118829))

3.3	Fifth Amendment dated December 4, 2009 to the Credit Agreement dated June 12, 2006 among the Company, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of the Company, as Canadian Borrower, certain subsidiaries of the Company, Cellu Paper Holdings, Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 4, 2009).

3.4	First Amendment dated December 4, 2009 to the Amended and Restated Reimbursement Agreement dated March 21, 2007 among Cellu Tissue-CityForest LLC and Associated Bank, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 4, 2009).

31.1	Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification by Senior Vice President, Finance and Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by President and Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Senior Vice President, Finance and Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cellu Tissue Holdings, Inc.

Date: December 31, 2009	/S/ RUSSELL C. TAYLOR
Mr. Russell C. Taylor
President and Chief Executive Officer

Date: December 31, 2009	/S/ DAVID J. MORRIS
Mr. David J. Morris
Senior Vice President, Finance and Chief Financial Officer