Form 10-K
period 2010-02-28
Cellu Tissue Holdings, Inc.
filed 2010-04-30
CIK 1295976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-34606

Cellu Tissue Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1346495 (IRS Employer Identification No.)

1855 Lockeway Drive, Suite 501, Alpharetta, Georgia (Address of principal executive offices)	30004 (Zip Code)

(678) 393-2651

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The Registrant’s voting stock was privately held as of August 27, 2009. The number of shares of issuer’s Common Stock, $.01 par value, outstanding on March 31, 2010 was 20,145,176 shares.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders are incorporated by reference into Part III of this report.

PART I

ITEM 1.	BUSINESS

Our Company

We are a North American producer of tissue products, with a strategic focus on consumer-oriented private label tissue products and a growing presence in the value retail tissue market. We manufacture large rolls of tissue, which we refer to as hardrolls, from purchased pulp and our own recycled fiber. We are a vertically integrated manufacturer, which means that we convert some of the hardrolls we produce into finished and packaged tissue products, and we sell the remainder of our hardrolls to third-party converters of tissue products. Our vertically integrated manufacturing operations and extensive geographic footprint enable us to deliver a broad range of cost-competitive products with brand-like quality manufactured to our customers’ specifications. For the fiscal year ended February 28, 2010, we sold 329,095 tons of tissue along with our other products, generating aggregate net sales of $511.3 million.

We have nine strategically-located manufacturing and converting facilities in Connecticut, Georgia, Michigan, Mississippi, New York, Ontario and Wisconsin. Six of these facilities manufacture hardrolls for internal conversion and external hardroll sales, two of these facilities produce converted tissue products and one facility is an integrated hardroll manufacturing and converting site. We have grown our annual hardroll production capacity from approximately 264,000 tons, as of February 28, 2006, to approximately 332,000 tons as of February 28, 2010. In response to significant market demand for our converted tissue products, we have grown our annual converting capacity from approximately 85,000 tons as of February 28, 2006, to approximately 194,000 tons as of February 28, 2010.

Our Products

Our tissue products consist of two primary product lines sold predominantly to (1) the consumer private label and away-from-home markets and (2) third-party converters.

•

Converted tissue.    Our converted tissue products include a full product line of consumer private label and away-from-home bathroom tissue, facial tissue, napkins, folded towels and kitchen roll towels. We manufacture our converted tissue products according to our customers’ specifications with a quality range from super premium to value quality. Our flexible manufacturing assets enable us to produce converted tissue products according to a variety of specifications, including fiber type, weight, softness, size, color, prints, embossing patterns, fold and package configuration. We sell our converted tissue products through various retailers and away-from-home distributors that serve the consumer and away-from-home markets. We entered the consumer and away-from-home converted tissue products market following our August 2002 acquisition of the manufacturing and converting facility in Neenah, Wisconsin. We began manufacturing at this facility in August 2002 and began producing our full line of converted tissue products in March 2003. We have significantly increased sales of products out of our Neenah, Wisconsin facility since its acquisition to $165 million in the year ended February 28, 2010. In July 2008, we completed the APF Acquisition, which provided us with two geographically diverse, stand-alone converting facilities in Thomaston, Georgia and Long Island, New York and nearly doubled our converting capacity. For the year ended February 28, 2010, sales of converted tissue products comprised 45.9% of our total net sales compared to 36.0% of our total net sales for fiscal year 2009.

•

Hardroll tissue.    We manufacture a variety of hardroll tissue and absorbent cover stock to our customers’ specifications, which our customers print, cut and process into an assortment of finished converted tissue products and disposable absorbent products in the personal and health care markets. These absorbent products include a complete line of away-from-home and consumer bath and towel products, liners for diapers, adult incontinence and feminine care products, surgical waddings and other medical and sanitary disposable products. For the year ended February 28, 2010, sales of hardroll tissue products comprised 31.2% of our total net sales compared to 41.2% of our total net sales for fiscal year 2009. We produce hardroll tissue at all of our facilities, except our Menominee, Michigan; Long Island, New York; and Thomaston, Georgia facilities. In March 2007, we acquired CityForest Corporation which increased our capacity to sell hardrolls to third-party converters and to utilize for internal conversion. We manufacture our hardroll tissue with a variety of pulps and recycled fibers and produce hardroll tissue to our customers’ specifications by controlling brightness, absorbency, bulk, strength, porosity and color. We also produce absorbent cover stock in a variety of weights and widths for sale to consumer products companies or third-party converters. For the year ended February 28, 2010, we sold 241,572 tons of converted tissue and tissue hardrolls, generating net sales of $394.2 million, or approximately 77% of our net sales, and 84% of our gross margin.

We also produce machine-glazed tissue hardrolls at our Menominee, Michigan; Wiggins, Mississippi; and St. Catharines, Ontario facilities in a variety of weights, widths and surface characteristics. Machine-glazed tissue is glazed with a coating and, in some cases, other moisture and grease-resistant coatings. We sell our machine-glazed tissue hardrolls to third-party converters of products such as fast food and commercial food wrappers, gum wrappers, coffee filters, cigarette pack liner paper, wax paper and butter wraps. We also convert a limited amount of our machine-glazed tissue hardrolls into rolls for retail food wrappers. The majority of our converted wax paper products manufactured at our Menominee, Michigan facility is sold as branded products to a single customer. For the year ended February 28, 2010, we sold 87,523 tons of machine-glazed tissue hardrolls and converted wax paper products, generating net sales of $109.1 million, or approximately 21% of our net sales, and 13% of our gross margin.

We sell a small amount of foam as a result of our acquisition of the assets of the Thomaston, Georgia facility from APF. We manufacture polystyrene foam for conversion into foam plates using polystyrene pellets that are heated with natural gas to form a sheet of polystyrene foam. We then convert the sheets into foam plates of various sizes by stamping the sheet with a plate mold. We have the capability of using different molds to manufacture different products, including foam trays and bowls. We sell our products primarily to a single value retail customer, which also purchases a variety of converted tissue products from us. For the year ended February 28, 2010, we sold 678,681 cases of polystyrene foam generating net sales of $8.0 million, or approximately 2% of our net sales, and 3% of our gross margin.

Our History

We were incorporated in Delaware in 1984. At the time of our incorporation, we acquired the assets of our East Hartford, Connecticut facility and, in 1995, we purchased our Wiggins, Mississippi facility. Throughout 1998, we acquired the assets of each of our Menominee, Michigan; Gouverneur, New York; and St. Catharines, Ontario facilities and, in 2002, we purchased our Neenah, Wisconsin facility.

In March 2007, we acquired our Ladysmith, Wisconsin facility in connection with our purchase of CityForest Corporation, doubling our recycled fiber capabilities. In July 2008, we acquired our Long Island, New York and Thomaston, Georgia facilities from Atlantic Paper & Foil, which we refer to in this Annual Report on Form 10-K as the APF Acquisition, providing us with two geographically diverse, stand-alone converting facilities and nearly doubling our converting capacity. Additionally, we recently entered into a lease in Oklahoma City, Oklahoma for a converting facility which should begin production the second half of fiscal 2011.

In January 2010 we completed the initial public offering of 8,300,000 shares of our common stock. We sold 2,675,000 shares at a price to the public of $13.00 per share and selling shareholders sold an additional 5,625,000 previously outstanding shares at a price to the public of $13.00 per share. In connection with the initial public offering, we completed an internal restructuring whereby Cellu Paper Holdings, Inc., our direct parent, merged with and into us, with us surviving the merger. Immediately following this merger, Cellu Parent Corporation, became our direct parent, and merged with and into us, with us surviving this second merger. In connection with these reorganization transactions, the holders of Cellu Parent Corporation’s outstanding Series A preferred stock ultimately received an aggregate of 13,528,287 shares of our common stock, the holders of Cellu Parent Corporation’s outstanding Series B preferred stock ultimately received an aggregate of 2,836,771 shares of our common stock, and the holders of Cellu Parent Corporation’s common stock received an aggregate of 1,082,913 shares of our common stock. Except as otherwise indicated, the information in this Form 10-K gives effect to the reorganization transactions.

Our Strengths

We believe our core strengths include the following:

Strategic focus on consumer private label tissue products.    As a North American tissue manufacturer with a strategic focus on consumer private label products, we benefit from: (1) strong consumer demand for brand-like tissue products, (2) our ability to produce private label products that are equivalent in quality to branded products, (3) growing consumer acceptance of private label products, (4) consumer demand for products sold through the value retail channel and (5) our ability to generate higher margins from our converted tissue products than from our sales of hardrolls to third parties or our machine-glazed tissue products.

Low-cost manufacturing operations.    Our flexible production capability, low overhead costs and branded-quality products contribute to our competitive position in the marketplace. We have a proven track record of ongoing cost-savings and productivity improvement initiatives. We have contracted for approximately 50% to 65% of our anticipated fiber requirements through fiscal year 2012 while achieving highly competitive market discounts and ensuring consistency of supply. Also, because of our significant scale, we are able to optimize our machine schedules to take full advantage of our production capabilities and minimize freight costs for our customers. To ensure supply and reduce market dependency, we have invested in green energy projects such as a third-party biomass gasification steam project in Wiggins, Mississippi and our cogeneration installation in East Hartford, Connecticut, which produces steam and electricity.

Significant scale and footprint in the Northeast, Southeast, South and Central United States.    Our strategic manufacturing facilities produce a full line of private label products and support geographic coverage of the U.S. market east of the Rocky Mountains. The geographic location of our facilities enables us to be a provider in the consumer private label and away-from-home converted tissue markets in the Northeast, Southeast, South and Central United States, which collectively account for approximately 76% of the U.S. population. Our Neenah, Wisconsin; Thomaston, Georgia; and Long Island, New York converting lines have approximately 194,000 tons of annual converting capacity. The APF Acquisition described above under “—Our History” has allowed us to reach new distribution channels and expand our geographic footprint in the South, Southeast, Midwest and Northeast United States. We also recently entered into a lease in Oklahoma City, Oklahoma for a converting facility which should begin production the second half of fiscal 2011. In addition, our proximity to customers and our diverse reach give us an economic advantage over smaller, and often one- or two-plant, regional tissue converters.

Strong financial position and operating results.    We believe our significant growth in operating income and net cash provided by operating activities, coupled with our balance sheet liquidity will allow us to execute our converting strategy, whether through organic growth or strategic acquisitions. Our net sales have increased 48.6% from fiscal year 2007 to fiscal 2010 and our operating income improved to $52.2 million in fiscal 2010 compared to an operating loss of $2.7 million in fiscal 2007. Our net income has grown from a net loss of $13.1 million in fiscal year 2007 to net income of $3.8 million for fiscal 2010. For fiscal 2010 our gross margin equaled 15.5%, compared to 10.6% for fiscal year 2009. In July 2009, we successfully refinanced most of our debt with $255 million of 11 1/2% senior secured notes due 2014. Our net cash provided by operating activities equaled $55.2 million and $24.1 million for fiscal 2010 and 2009, respectively. As of February 28, 2010, we also had $50.9 million available under our revolving line of credit.

Proven acquisition integration capabilities.    Since 2007, we have made two strategically important acquisitions: (1) in March 2007, we acquired CityForest Corporation, which greatly expanded our recycled fiber capabilities, and (2) in July 2008, we acquired our Long Island, New York and Thomaston, Georgia facilities in the APF Acquisition described above, which provided us with two geographically diverse, stand-alone converting facilities. Due to the successful integration of these businesses, these acquisitions were accretive to our earnings and generated synergies in excess of original estimates. These acquisitions were strategically important because they have enabled us to reach new distribution channels and expand our geographical footprint in the South, Southeast and Northeast. Given the fragmented nature of our industry, we believe there are additional opportunities for profitable expansion and consolidation in our markets.

Significant capital investment.    Since 2001, we have made significant capital investment in our hardroll manufacturing capacity, which has increased our hardroll capacity by more than 120,000 tons. These tons are available to support our vertically integrated, converting growth strategy and further solidify our ability to provide brand-equivalent quality and consistent supply. Furthermore, this additional capacity was added at a capital cost well below that of new tissue manufacturing assets. We have also grown our converting capacity capabilities over the last three years, increasing our converting capacity by 109,000 tons.

Diversified and high-quality customer base.    We sell to a highly diversified customer base of over 200 companies, without dependence on any single customer. In fiscal year 2010 and 2009 no customer accounted for more than 10% of our sales. Our ten largest customers represented 43.9% of our sales for fiscal year 2010 and 46.3% of our sales for the fiscal year 2009. Our customers include leading consumer retailers and away-from-home distributors including Dollar General, Wal-Mart and Guest Supply, other vertically integrated tissue manufacturers and third-party converters.

Experienced and incentivized management team.    Our executive management team has an average of over 25 years of experience in the paper products industry. Russell C. Taylor has been our President and Chief Executive Officer since 2001 and has over 25 years of industry experience. Prior to coming to our company, he was a senior executive at Kimberly-Clark Corporation, a leading personal care consumer products company. Steven D. Ziessler, our Chief Operating Officer since 2005, has over 25 years of industry experience and prior to joining our company was President of Kimberly-Clark Europe Ltd.’s away-from-home business. David J. Morris, our Chief Financial Officer, has spent 27 years in the paper and wood products business, including 15 years at Georgia-Pacific Corporation and seven years at Kimberly-Clark Corporation.

Environmentally friendly manufacturing capabilities.    We have the ability to manufacture hardrolls that contain up to 100% recycled fiber. We also convert recycled fiber hardrolls into products that are sold in the consumer retail and away-from-home markets. Our recycled fiber content exceeds current applicable Environmental Protection Agency guidelines and contains up to 100% recycled, post-consumer wastepaper (including magazines, phonebooks and manufacturing and office waste) that is processed without the use of chlorine compounds. Our acquisition of CityForest Corporation expanded our ability to manufacture recycled hardrolls and enabled us to produce our own recycled fiber. We also focus on other ways to avoid waste, including recycling water used in our manufacturing processes and reconstituting the fiber from our paper waste. In addition, 100% of our contractually purchased pulp is certified by the Sustainable Forestry Initiative or the Forest Stewardship Council.

Our Strategy

Our principal strategy is to be the private label tissue manufacturer of choice in North America by continuing to grow sales of our converted tissue products. We believe that our intense focus on “customer delight” through high levels of service, efficient and reliable supply-chain management, brand-like quality and consistency, and low cost manufacturing will provide us with continued growth opportunities. Our key initiatives include:

Continue to grow converted tissue sales to both consumer product retailers and value retailers.    We have substantially increased our sales of private label converted tissue products as a percentage of our total sales to both the consumer retail and value retail chains from 3.0% of our net sales in fiscal year 2008 to 31.1% of our net sales for the year ended February 28, 2010. As these retailers invest heavily in their private label brands, we will continue to focus on growing our business to support this profitable and growing segment of the U.S. tissue market. We also believe that through organic growth and acquisitions we have attractive opportunities to increase our market share in this growing customer segment. In addition, we currently have the ability to shift a majority of our lower margin, externally sold hardrolls to converted products sales, which have historically generated higher margins. For the year ended February 28, 2010, sales of tissue hardrolls and machine-glazed tissue hardrolls comprised 52.5% of our total net sales compared to 73.2% in fiscal year 2008. The decline in hardroll sales resulted from a mix shift to higher margin converted products.

Invest in converting capacity to service these growing private label market segments.    To satisfy increased customer demand and to further expand our geographic reach, we have accelerated our growth strategy and committed to a program to invest approximately $30 million to increase our retail converting capacity by 50,000 tons. As of February 28, 2010, we had spent $7.6 million and expect to substantially complete spending for this program by March 2011. We anticipate that a portion of this investment will be used to add converting capacity to our new 323,000 square foot facility in Oklahoma City, Oklahoma. We expect that the balance of this investment will be used to add converting capacity to our three established facilities in Neenah, Wisconsin, Thomaston, Georgia and Long Island, New York. In December 2009, we completed installation of a new tissue converting line at our Long Island, New York facility. In addition, we also believe the fragmentation of the U.S. tissue market provides potential acquisition opportunities that would strengthen our market position, continue to expand our geographic reach and offer potential for industry consolidation.

Enhance our fiber and energy cost management initiatives.    We have developed and implemented a fiber procurement strategy that has been effective in reducing our fiber costs while helping to ensure consistent supply. Our agreements with various pulp suppliers enable us to purchase a majority of our fiber requirements at discounts below published list prices. In addition, these agreements do not preclude us from shifting a portion of our fiber purchases to the spot market to react to favorable market conditions. We believe these supply agreements offer substantial savings from purchasing pulp on the spot market during periods of tight supply. Furthermore, approximately 50% of our hardroll sales are contracted to customers and include escalators that allow for the pass-through of increased pulp costs. These contracts track a published pulp benchmark price index that is well accepted in the industry. We also have a targeted strategy that has successfully generated greater energy cost control. This strategy includes the use of gas strips or hedges to minimize price volatility, and capital projects that reduce consumption through alternative green-energy sources, further reducing our dependence on the energy market.

Further reduce manufacturing costs.    We continually pursue opportunities to contain and reduce our costs. As part of our cost management strategy, we benchmark our machines and manufacturing operations against those of other leading paper manufacturers. Our benchmarking is applied by business sector and machine type on a monthly, year-to-date and year-on-year basis. We review metrics such as total machine efficiency, fiber loss, waste percentage, tons produced per machine per person per year, fixed and variable costs per ton produced and total energy cost per ton produced. In addition, our cost management strategy focuses on reducing variable costs through increased operating efficiencies and reduced energy consumption, allowing us to better manage our costs and lessen the impact of fiber price cyclicality.

Manufacturing

We currently operate three converting facilities at our Long Island, New York; Neenah, Wisconsin; and Thomaston, Georgia facilities. In addition, we recently added a new 323,000 square foot facility in Oklahoma City, Oklahoma, which we expect will add to our converting capacity and become operational during the second half of fiscal 2011. The tissue converting process involves loading hardroll tissue onto converting machines which unwind, perforate, emboss and print on the tissue. The converting machines then roll or fold the processed tissue into converted tissue products, such as bath or facial tissue, napkins or paper towels to the specification ordered by our customers. Similarly, our converting operations at our Menominee, Michigan facility are designed to convert our machine-glazed tissue hardrolls into converted wax paper products.

We currently operate six manufacturing facilities located in the United States and one manufacturing facility located in St. Catharines, Ontario, Canada. We lease and operate two additional manufacturing facilities in the United States. We produce hardroll tissue at our East Hartford, Connecticut; Wiggins, Mississippi; Gouverneur, New York; St. Catharines, Ontario; Neenah, Wisconsin; and Ladysmith, Wisconsin facilities for sale to consumer products companies and third-party converters and for use in the production of converted tissue products at our Neenah, Wisconsin facility. We produce machine-glazed tissue at our Menominee, Michigan; Wiggins, Mississippi; and St. Catharines, Ontario facilities in a variety of specialty hardrolls. We also produce converted wax paper products at our Menominee, Michigan facility.

Our hardroll tissue manufacturing process begins with wood pulp or recycled fiber. These raw materials typically are pulped in large blenders or pulpers and moved through networks of pipes and pumps to a tissue machine where sheets of tissue paper are formed according to customer or grade specifications. The tissue paper is then drawn through the machine and formed on wires as it travels through various press rolls. Once the sheets are formed, they are transferred to a dryer section of the machine that dries the tissue. Following the drying process, the tissue paper is removed from the drying cylinders and wound into hardroll tissue. Hardroll tissue is either used internally for our converting operations at our Neenah, Wisconsin, Long Island, New York or Thomaston, Georgia facilities or sold to consumer products companies and third-party converters. We undergo a similar process at each of our Menominee, Michigan; Wiggins, Mississippi; and St. Catharines, Ontario facilities in our machine-glazed tissue operations, which are designed to produce machine-glazed tissue hardrolls. Also, at our Ladysmith, Wisconsin facility, we process the majority of fiber used in our products received in the form of bales of recycled paper (mostly office paper). The de-inking process removes contaminants such as ink, staples, paper clips, plastic and paper coatings. Non-chlorine whiteners are used to brighten the fiber and strip colors. The end product is clean, bright fiber pulp.

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

The following table illustrates the annual hardroll production capacity at each of our manufacturing facilities based on current utilization and the type of products produced at each such facility:

Location	Total hardroll capacity (tons per year)	Hardroll tissue	Hardroll machine- glazed paper	Tissue converting	Machine- glazed paper converting	Foam
East Hartford, Connecticut	29,000	X
Thomaston, Georgia	—			X		X
Menominee, Michigan	32,000		X		X
Wiggins, Mississippi	54,000	X	X
Gouverneur, New York	32,000	X
Long Island, New York	—			X
St. Catharines, Ontario	45,000	X	X
Ladysmith, Wisconsin	55,000	X
Neenah, Wisconsin	85,000	X		X
Oklahoma City, Oklahoma	—			X

The Oklahoma City, Oklahoma, facility is expected to add to our converting capacity and become operational during the second half of fiscal 2011.

East Hartford, Connecticut Facility

Our East Hartford, Connecticut facility is a 59,000 square foot facility consisting of two paper machines, each of which produces dry creped tissue that is used by consumer products companies and third-party converters in the manufacture of liner for disposable baby diapers, adult incontinence products, surgical waddings and disposable bibs. The tissue paper is produced with 100% virgin pulp to insure absolute cleanliness. For fiscal year 2010, both machines in the aggregate produced approximately 27,000 tons of hardroll tissue with an annual production capacity of 29,000 tons. In addition, our East Hartford, Connecticut facility has the capacity to produce base sheets for facial and bath tissue, napkins and paper towel products.

Thomaston, Georgia Facility

Our Thomaston, Georgia facility is a 426,000 square foot facility, with the capacity to expand further. Its production capacity includes the manufacture of bath tissue, towels, facial tissue, napkins and foam plates. We produce all of our foam at this facility. We acquired this facility as part of the APF Acquisition.

Menominee, Michigan Facility

Our Menominee, Michigan facility is a 397,000 square foot complex located along Lake Michigan’s Bay of Green Bay in the City of Menominee. The facility consists of a paper machine for the manufacture of machine-glazed tissue hardrolls and 20 converting line operations for both wet and dry wax papers. This facility is a producer of machine-glazed tissue hardrolls which are used by third-party converters to make food packaging, wrapping, laminating and moisture-resistant paper products. A portion of the machine-glazed tissue hardrolls produced at the Menominee, Michigan facility is converted through our converting equipment into converted wax paper products, including wet and dry wax paper, sandwich bags and microwavable wax paper. The majority of our converted wax paper products manufactured at the Menominee, Michigan facility is sold as branded products to the facility’s largest customer. For fiscal year 2010, the facility produced approximately 32,000 tons of machine-glazed tissue hardrolls and converted paper products, with an annual production capacity of 32,000 tons.

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

Our manufacturing facility at the Wiggins, Mississippi location consists of two paper machines. One machine produces machine-glazed tissue hardrolls for food packaging, wrapping, laminating and moisture-resistant and grease-resistant paper products. The second machine produces dry creped paper that is used in the diaper and hygiene products market. In addition, it produces tissue, napkin and towel roll stock. For fiscal year 2010, the machines in the aggregate produced approximately 54,000 tons of hardroll tissue with an annual production capacity of 54,000 tons.

Gouverneur, New York Facility

Our Gouverneur, New York facility consists of a 242,000 square foot manufacturing complex and an 86,000 square foot warehouse. The manufacturing facility consists of two light dry creped paper machines, each of which produces a variety of specialty tissue products, such as personal hygiene grades, medical and surgical drapes, face mask wadding, filtration grades and tissues used in the personal care markets. In addition, the facility produces flexographic printed (a lower-cost, lower resolution graphic) colored napkins for the party goods industry and premium facial tissue. The facility is in close proximity to major interstate highways and a railroad, with a rail spur that runs directly to the facility. For fiscal year 2010, the facility produced in the aggregate approximately 32,000 tons of hardroll tissue with an annual production capacity of 32,000 tons.

Long Island, New York Facility

Our Long Island, New York facility is a 180,000 square foot complex. Its production capacity includes the conversion of bath tissue, towels, facial tissue and napkins. We acquired this facility as part of the APF Acquisition.

St. Catharines, Ontario Facility

Our St. Catharines, Ontario facility is a 256,000 square foot complex currently consisting of two types of actively used machines: through-air dried and machine-finished. Both of these types of machines have color capability.

Our through-air dried machine produces highly absorbent bulky sheets in basis weights from nine to 25 pounds used in the manufacture of folded and rolled towels, facial and bath tissue, napkins and absorbent tissues. Our machine-finished machine produces wax paper base stock and wet creped tissue used in the manufacture of coffee filters and washroom towel base papers. All of the products manufactured at our St. Catharines, Ontario facility are produced in jumbo rolls and either converted into finished product at one of our three converting sites or sold to North American converters for further processing. For fiscal year 2010, the facility produced in the aggregate approximately 45,000 tons of hardroll tissue and machine-glazed tissue hardrolls with an annual production capacity of 45,000 tons.

Neenah, Wisconsin Facility

Our Neenah, Wisconsin facility is a 1.2 million square foot facility. We acquired this facility in August 2002 and added converting capacity to the facility subsequent to its acquisition. The facility currently consists of five light dry creped paper machines with up to 85,000 tons of annual hardroll tissue production capacity and 14 converting lines with approximately 90,000 tons of annual converting capacity. A complete distribution center with fully automated unitizing and wrapping capabilities is located adjacent to the facility. This facility produces converted tissue products such as facial and bath tissue, napkins and paper towels, as well as unconverted hardroll tissue, and enables us to offer our customers flexibility in the price, grade, softness, package configuration and size of our products. For example, our products can be manufactured completely with virgin pulp (for premium products) or recycled fiber (for value products) or any combination thereof. Our machines have color and multi-ply capacity. For fiscal year 2010, the facility produced approximately 81,000 tons of hardroll tissue and converted tissue products in the aggregate.

Ladysmith, Wisconsin Facility

Our Ladysmith, Wisconsin facility is a 259,000 square foot facility. We acquired this facility in March 2007 in the CityForest Acquisition. At this facility, we manufacture tissue hardrolls for third-party converters that resize and convert the rolls into napkins, towels, bath tissue, specialty medical tissue, industrial wipers and facial tissue. The majority of our sales from this facility are either converted into finished product at one of our three converting sites or sold to third-party converters serving the away-from-home market, the consumer market, as well as state and federal government agencies and the medical industry. We do not currently convert rolls into finished products at this facility. Our manufacturing process includes a de-inking facility, two light dry creped paper machines with a combined annual capacity of 55,000 tons used to manufacture tissue hardrolls and water and wastewater treatment capabilities. The facility processes over 98% of the fiber used in its product. This pulp can be used to make 100% recycled tissue or can be combined with other fiber, such as virgin pulp, at the paper machine. The ability to combine fibers of different types allows the facility to precisely match the specific requirements for a customer’s existing or new products. For fiscal year 2010, the facility produced in the aggregate approximately 54,000 tons of hardroll tissue.

Oklahoma City, Oklahoma Facility

Our Oklahoma City, Oklahoma facility is a 323,000 square foot facility. Its production capacity will include bath tissue, towels, facial tissue and napkins and is expected to become operational in the second half of fiscal 2011.

Raw Material and Energy Sources and Supply

The primary raw material used in our various facilities is wood pulp (both virgin pulp and recycled fiber). Other costs include natural gas, electricity, fuel oil and, in our Menominee, Michigan facility, coal. We have developed and implemented a pulp cost management strategy that has been highly effective in controlling our pulp costs. Our supply agreements with various pulp suppliers enable us to purchase a majority of our anticipated total pulp requirements for a given year at competitive market discounts. These agreements further allow us to shift a portion of our pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall. We believe these supply agreements provide us with significant protection against the risk of fluctuating pulp costs and offer a substantial savings from purchasing pulp on the spot market during periods of tight supply. In addition, our Ladysmith, Wisconsin facility processes over 98% of the fiber used in its product. We satisfy all of our energy requirements through purchases of natural gas (other than for our Menominee, Michigan facility) and electricity from local utility companies. At our Menominee, Michigan facility, our power boilers generate most of our energy requirements through the use of coal, with the balance being supplied through the purchase of natural gas by contract.

Sales and Customer Support

Hardroll tissue.    Our hardroll sales group markets and sells our tissue hardrolls and specialty products to consumer and away-from-home products companies and third-party converters.

Consumer and away-from-home converted tissue.    Our converted products sales group markets and sells our converted tissue products to a variety of retail and away-from-home customers, directly to retailers or to distributors, which in turn sell to end-users. The same members of our consumer and away-from-home tissue sales group are also responsible for polystyrene foam sales.

Our machine-glazed tissue sales group markets and sells our machine-glazed tissue in a variety of specialty hardrolls from each of our Menominee, Michigan; Wiggins, Mississippi; and St. Catharines, Ontario facilities. In addition, at our Menominee, Michigan facility, our machine-glazed tissue sales group markets and sells converted wax paper products. We sell our machine-glazed tissue products to third-party converters, consumer products companies and, in certain instances, directly to distributors.

Seasonality

Our business is not subject to material seasonal variations.

Distribution

We sell and distribute our machine-glazed tissue and tissue hardrolls to our customers’ manufacturing sites primarily in North America. Our away-from-home converted cases are sold through major North American distributors. Our retail converted products are sold directly to North American retailers or through other large manufacturers. All of our products are either shipped from our nine strategically located manufacturing sites east of the Mississippi via third-party common carriers according to contracted freight agreements or are picked up by the customer at the producing mill.

Competition

The hardroll tissue market and consumer and away-from-home converted tissue products market are highly competitive and are led by a number of large, international companies, such as Kimberly-Clark, Georgia-Pacific, SCA and Proctor & Gamble, as well as smaller, regional companies, such as Cascades, Irving, Stefco, Orchids, Royal and Clearwater Paper Corporation. Among the value retailers there is a growing trend towards branded-quality private label converted products. Our primary focus since 2005 has been on delivering branded-quality private label converted products to this fast growing value retail market. We believe these retailers, which are primarily based east of the Mississippi, see us as consistently delivering branded-quality converted products due to our vertical integration and the geographic locations of our converting facilities.

We also compete in the machine-glazed tissue market. Our primary competitors in the machine-glazed tissue market are medium-sized North American-based independent organizations, such as Burrows Paper Corporation, Thilmany Papers and Domtar Inc.

We manufacture a limited line of polystyrene foam products primarily for a single customer that purchases the foam products as well as converted tissue products. Our primary competitors in this business are small to medium-sized North American-based independent organizations that have the ability to convert both tissue and foam, such as Genpak, Dalco and Pactiv.

In all areas, we believe that we compete on the basis of product quality, price and service. See “Risk Factors—We face many competitors, several of which have greater financial and other resources and our customers may choose their products instead of ours.”

Major Customers

Our customer base is comprised of leading tissue consumer products companies, tissue and machine-glazed tissue converters, manufacturers of private label products and distributors of tissue products. Our ten largest customers represented 51.3% of sales for fiscal year 2008, 46.3% of sales for fiscal year 2009 and 43.9% of sales for fiscal 2010. No customer accounted for more than 10% of our sales in fiscal years 2010 or 2009. A summary of our net sales and long-lived assets by geographic area for fiscal years 2008, 2009 and 2010 is presented in Note 12 to our consolidated financial statements for fiscal year 2010 included elsewhere in this Annual Report on Form 10-K.

We have specific agreements with some, but not all, of our customers that allow us to pass through cost increases to them. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Drivers and Measures.”

Employees and Labor Relations

As of February 28, 2010, we employed 1,245 active full-time employees, consisting of 1,045 hourly employees and 200 salaried employees. We have collective bargaining agreements with the United Steelworkers of America covering approximately 548 of our hourly employees in our Menominee, Michigan; Wiggins, Mississippi; Gouverneur, New York; and Neenah, Wisconsin facilities, collectively. In addition, we have a collective bargaining agreement with Independent Paperworkers of Canada covering approximately 78 employees in our St. Catharines, Ontario facility. We are currently in collective bargaining negotiations with the United Steelworkers of America at our facilities in Gouverneur, New York and Menominee, Michigan and with the Independent Paperworkers of Canada at our facility in St. Catherines, Ontario. The collective bargaining agreements at: (i) Gouverneur, New York expired in October 2009; (ii) Menominee, Michigan expired in December 2009; and (iii) St. Catherines, Ontario expired in February 2010. During our collective bargaining negotiations at these facilities the Company and the respective unions have entered into memoranda of understanding extending the terms and conditions of the collective bargaining agreements for the duration of the negotiations. Our collective bargaining agreements at the Wiggins, Mississippi and Neenah, Wisconsin facilities expire in June 2011 and June 2013, respectively.

Our facilities have active health and safety programs in place. We have not experienced any work stoppages or significant labor disputes and we consider relations with our employees to be satisfactory. All of our facilities are situated in areas where adequate labor pools exist.

Intellectual Property

We are the owner of certain trademarks relating to our products. We are not aware of any existing infringing uses that could materially affect our business. We believe that our trademarks are valuable to our operations in our tissue and machine-glazed tissue segments and are important to our overall business strategy.

We own the trademark Waxtex™ which is used in connection with our machine-glazed tissue products brand produced at our Menominee, Michigan facility. We also own the trademark Magic Soft™ used in association with the converted facial and bath tissue, paper towel and napkin products manufactured at our Neenah, Wisconsin facility and the trademarks acquired as part of the APF Acquisition and used in association with the converted facial and bath tissue, paper towel and napkin products manufactured at our Long Island, New York and Thomaston, Georgia facilities, as well as the trademarks Interlake™ and Interlake Paper™.

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

Where You Can Find More Information

We make our annual report on Form l0-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available (free of charge) on or through our Internet website, located at http://www.cellutissue.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission.

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

The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those anticipated or predicted. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and prospects.

•	the fluctuating demand of the paper industry;

•	changes in the cost and availability of raw materials, including future demand for pulp in domestic and export markets;

•	our significant debt obligations or the incurrence of additional debt;

•	increases in our energy costs;

•	unforeseen or recurring operational problems and maintenance outages at any of our facilities;

•	labor disputes or increased labor costs;

•	loss of volumes from significant customers;

•	restrictive covenants may restrict our ability to pursue our business strategy;

•	our ability to service our debt obligations and fund our working capital requirements;

•	increased costs of compliance with environmental, health and safety laws;

•	acquisitions may divert management’s attention and increase our costs;

•	larger competitors with more financial resources may lower prices below our cost which might result in our customers migrating to their products;

•	excess supply in the markets we serve may reduce the prices we are able to charge for our products;

•	loss of key management;

•	increases in interest rates;

•	changes in political or economic conditions; and

•	unexpected legal contingencies.

Item 1A.	RISK FACTORS

Fluctuating demand in the tissue and specialty paper industry could have a material adverse effect on our business, financial condition and operating results.

The market for tissue and specialty paper products is sensitive to changes in general business conditions, industry capacity, consumer preferences and other factors. Our business exhibits some of this sensitivity, particularly in the away-from-home tissue market. Demand is influenced by fluctuations in inventory levels held by customers and consumer preferences. Supply depends primarily on industry capacity and capacity utilization rates. In periods of economic weakness, reduced spending by consumers and businesses results in decreased demand, potentially causing downward price pressure. In particular, the away-from-home market has experienced a recent decline because of the slowdown in the travel and restaurant industries and an increase in lay-offs as a result of the current economic downturn. This decline has had an effect on our net sales throughout fiscal year 2010 and may continue to have an effect in the future. Industry participants may also, at times, add new capacity or increase capacity utilization rates, potentially causing supply to exceed demand and exerting downward price pressure. We have no control over these factors, and they can heavily influence our financial performance.

Our operating results depend upon our wood pulp costs. An increase in wood pulp costs could have a material adverse effect on our business, financial condition and operating results.

Pulp is the principal raw material used in the manufacture of our specialty paper and tissue products. It is purchased in highly competitive, price sensitive markets. We buy a significant amount of pulp and other raw materials either through supply agreements or on the spot market. For fiscal year 2010, we purchased approximately 322,000 metric tons of pulp and recycled fiber at a cost of $145 million, compared to 331,000 metric tons of pulp and recycled fiber in fiscal year 2009 at a cost of $185.7 million. Pulp prices continued to increase in fiscal 2010 from their low point in April 2009 and are expected to continue to increase into the second quarter of fiscal 2011. When pulp prices increase, we can generally pass most increases in the cost of pulp through to our customers, but price increases may not be passed to customers for three months or more after such increases in pulp prices occur. In some cases, the lag may be longer or we may not be able to pass through such cost increases at all. When pulp prices decline, we generally pass most decreases in the cost of pulp through to our tissue and machine-glazed tissue hardroll customers. For example, net sales in our machine-glazed tissue segment decreased 8.0% in the fourth quarter of fiscal year 2009 in part because of a decrease in net selling price per ton following a decrease in pulp prices. In addition, many of our arrangements with away-from-home hardroll customers do not have price escalators relating to wood pulp prices, and consequently, in some instances, we are unable to pass along an increase in pulp costs to these customers.

We have agreements with various pulp vendors to purchase various amounts of pulp over the next two years. These commitments require purchases of pulp up to approximately 178,000 metric tons per year at pulp prices below published list prices and allow us to shift a portion of our pulp purchases to the spot market to take advantage of spot market prices when such prices fall. We believe that our current commitment under these arrangements or their equivalent approximates 50% to 65% of our current budgeted pulp needs through fiscal year 2012. If upon expiration of these agreements, or upon failure of our suppliers to fulfill their obligations under these agreements, we are unable to obtain wood pulp on terms as favorable as those contained therein, our cost of goods sold may increase and results of operations will be impaired. As a result, our ability to satisfy customer demands and to manufacture products in a cost-effective manner may be materially adversely affected.

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

We are highly leveraged. As of February 28, 2010 we had approximately $243.3 million of long-term indebtedness outstanding. In addition, we are permitted under our revolving line of credit, which we refer to in this Annual Report on Form 10-K as our working capital facility, and the indenture governing our senior secured notes to incur additional debt, subject to certain limitations. Our high degree of leverage may have important consequences, including the following:

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

In addition, subject to restrictions in the indenture governing our senior secured notes and restrictions in our working capital facility, we may incur additional indebtedness. As of February 28, 2010, we had approximately $50.9 million of availability under our working capital facility, after giving effect to outstanding letters of credit having a face amount of approximately $4.6 million. The terms of the indenture governing our senior secured notes permit us to incur additional debt, including a limited amount of additional secured debt. Any additional indebtedness we incur could increase the risks associated with our already substantial indebtedness and could have a material adverse effect on our business, financial condition and operating results.

Our energy costs may be higher than we anticipate, which could have a material adverse effect on our business, financial condition and operating results.

We use energy—mainly natural gas and electricity—to operate machinery and to generate steam, which we use in our production process. In the past, energy prices, particularly for natural gas and fuel oil, have increased, with a corresponding effect on our production costs. Although energy prices have been decreasing recently, such costs may increase again in the future. During fiscal year 2010 and 2009, we spent approximately $45.3 million and $56.3 million, respectively, on electricity, natural gas, oil and coal. If our energy costs are greater than anticipated, our business, financial condition and operating results may be materially adversely affected.

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

As of February 28, 2010, approximately 50% of our active full-time employees were represented by either the United Steelworkers of America or the Independent Paper Workers of Canada through various collective bargaining agreements. We are currently in collective bargaining negotiations with the United Steelworkers of America at our facilities in Gouverneur, New York and Menoniminee, Michigan and with the Independent Paperworkers of Canada at our facility in St. Catherines, Ontario. The collective bargaining agreements at: (i) Gouverneur, New York expired in October 2009; (ii) Menominee, Michigan expired in December 2009; and (iii) St. Catherines, Ontario expired in February 2010. The workers have proposed an increase in wages and benefits to be included in any new collective bargaining agreement. Any significant work stoppage in the future or any significant increase in labor costs could have a material adverse effect on our business, financial condition and operating results. Our collective bargaining agreements at the Wiggins, Mississippi and Neenah, Wisconsin facilities expire in June 2011 and June 2013, respectively.

We are dependent upon continued demand from our large customers. If we lose order volumes from any of our largest customers, our business, financial condition and operating results could be materially and adversely affected.

Our largest customers account for a significant portion of our sales. Our ten largest customers represented 43.9% of our sales for fiscal year 2010 and 46.3% of our sales for the fiscal year 2009. Our largest single customer represented less than 10% of our sales in fiscal year 2010 and 2009. Some of our large customers (including four of our ten largest customers) have the capability of producing the products that they currently buy from us. The loss or significant reduction of orders from any of our largest customers could have a material adverse effect on our business, financial condition and operating results.

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

The agreement governing our working capital facility also requires us to maintain compliance with a 1:1 fixed charge coverage ratio if the average monthly availability under the facility is less than 15% of the facility commitment. Although the average monthly availability as of February 28, 2010 was $52.8 million, which was significantly higher than the covenant trigger level of $9 million, our ability to comply with this ratio may be affected by events beyond our control.

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

We face many competitors, several of which have greater financial and other resources, and our customers may choose their products instead of ours.

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

Our competitors may build new machines or may activate idle machines, which would add more capacity to the tissue, specialty paper and converted paper and tissue product markets. Increased production capacity in any of these markets could cause an oversupply, resulting in lower market prices for our products and increased competition, either of which could have a material adverse effect on our business, financial condition and operating results.

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

Our future success depends, in significant part, upon the continued services of our management personnel. Our Chief Executive Officer, Russell C. Taylor, has over 25 years experience in the paper and paper products industry. Our senior executives have an average of over 25 years experience in the paper and paper products industry. The market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise. Therefore, the loss of services of one or more of our key senior managers could materially and adversely affect our business, financial condition and operating results.

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

Changes in the political or economic conditions in the United States, Canada and, to a lesser extent, other countries in which our products are sold could materially and adversely affect our business, financial condition and operating results.

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

We own and operate seven facilities located in East Hartford, Connecticut; Menominee, Michigan; Wiggins, Mississippi; Gouverneur, New York; St. Catharines, Ontario, Canada; Ladysmith, Wisconsin; and Neenah, Wisconsin. In addition, we lease facilities in Thomaston, Georgia, Long Island, New York, and Oklahoma City, Oklahoma as well as our corporate headquarters in Alpharetta, Georgia.

The following table lists each of our facilities and its location, use, approximate square footage and status:

	Use	Approximate square footage	Owned or leased
East Hartford, Connecticut facility	Tissue manufacturing	59,000	Owned

Alpharetta, Georgia administrative offices	Corporate headquarters and administrative offices	9,000	Leased

Thomaston, Georgia facility	Tissue converting and foam manufacturing and converting	426,000	Leased

Menominee, Michigan facility	Machine-glazed tissue manufacturing and converting	397,000	Owned

Wiggins, Mississippi facility	Tissue and machine-glazed tissue manufacturing	170,000	Owned

Gouverneur, New York facility	Tissue manufacturing, warehousing	328,000	Owned

Long Island, New York facility	Tissue converting	180,000	Leased

Oklahoma City, Oklahoma(1)	Tissue converting	323,000	Leased

St. Catharines, Ontario facility	Tissue and machine-glazed tissue manufacturing	256,000	Owned

Neenah, Wisconsin facility	Tissue manufacturing, tissue converting and distribution center	1,200,000	Owned

Ladysmith, Wisconsin facility	Tissue manufacturing, de-inking facility	259,000	Owned

(1)	We recently added this new facility in Oklahoma City, Oklahoma, which we expect will add to our converting capacity and become operational during the second half of fiscal 2011.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock has been listed on the New York Stock Exchange under the trading symbol “CLU” since January 22, 2010.

The table below sets forth, for the fiscal periods indicated, the range of high and low sales prices of the common stock.

	Quarter ended February 28, 2010
	High	Low
4th Fiscal quarter	$12.57	$9.77

As of March 31, 2010, there were 10 shareholders of record of the common stock.

The following table sets forth certain information relating to the Company’s equity compensation plans, which relate to common stock, as of February 28, 2010:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by Shareholders:
2006 Stock Incentive Plan	703,672	$5.13	—
2010 Equity Compensation Plan	325,639	$11.45	2,469,361

Dividends

We have not declared or paid any dividends in the last two fiscal years. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

Use of Proceeds

On January 27, 2010, we completed the initial public offering (“IPO”) of 8,300,000 shares of our common stock (the “IPO Shares”). We sold 2,675,000 shares (the “Company Shares”) at a price to the public of $13.00 per share and selling shareholders sold an additional 5,625,000 previously outstanding shares (the “Selling Shareholder Shares”) at a price to the public of $13.00 per share. The IPO Shares were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-162543). The registration statement was declared effective by the Securities and Exchange Commission on January 21, 2010. Goldman, Sachs & Co. and J.P. Morgan Securities Inc. served as joint book-running managers for the IPO.

The net proceeds to us from the sale of the Company Shares, after deducting the underwriting discount and other offering expenses, were approximately $29.0 million. The underwriters received a discount of $0.91 per share on the Company Shares, for a total underwriting discount of approximately $2.4 million, and the offering expenses were approximately $3.4 million. During the fourth quarter of fiscal 2010, the net proceeds to us from the sale of the Company Shares and available cash on hand have been used to repurchase $20.5 million aggregate principal amount of our 2014 Notes for an aggregate purchase price of approximately $22.9 million. In addition, we repaid in full, the $6.3 million note that we had entered into as part of the financing for the APF Acquisition.

ITEM 6.	SELECTED FINANCIAL DATA

The following table contains our summary consolidated financial data for fiscal years 2010, 2009, and 2008, the period from March 1, 2006 to June 12, 2006 (pre-merger), for the period from June 13, 2006 to February 28, 2007 (post-merger) and fiscal year 2006. Our summary consolidated results of operations and other data for fiscal years 2010, 2009, and 2008 and our summary consolidated balance sheet data at February 28, 2010 and 2009 have been derived from audited consolidated financial statements included elsewhere in this Annual Report. Our summary consolidated results of operations and other data for the period from March 1, 2006 to June 12, 2006 (pre-merger), for the period from June 13, 2006 to February 28, 2007 (post-merger) and for fiscal year 2006, and our summary consolidated balance sheet data as of February 29, 2008 and as of February 28, 2007 and 2006 have been derived from our audited consolidated financial statements not included in this Annual Report.

(Amounts in thousands except share amounts and tons sold)	Fiscal year ended February 28, 2006	March 1, 2006- June 12, 2006	June 13, 2006- February 28, 2007	Fiscal year ended
				February 29, 2008		February 28, 2009 (1)	February 28, 2010
		(Pre-merger)	(Post-merger)
Statement of operations data:
Net sales:
Tissue segment	$237,998	$68,715	$174,074	$333,342		$400,640	$394,241
Machine-glazed tissue segment	99,365	28,029	73,338	109,739		114,376	109,051
Foam segment	—	—	—	—		4,006	7,989

Total net sales	337,363	96,744	247,412	443,081		519,022	511,281
Cost of goods sold	309,641	88,556	234,897	401,352		464,118	432,220

Gross profit	27,722	8,188	12,515	41,729		54,904	79,061
Income (loss) from operations (b)	11,433	(3,330)	611	19,630	(a)	30,163	52,176
Net income (loss)	$(2,569)	$(6,439)	$(6,660)	$3,702		$6,560	$3,763
Basic and diluted income (loss) per share	$(0.15)	$(0.37)	$(0.38)	$0.21		$0.38	$0.21
Basic shares outstanding	17,447,971	17,447,971	17,447,971	17,447,971		17,447,971	17,684,134
Diluted shares outstanding	17,447,971	17,447,971	17,447,971	17,447,971		17,447,971	17,713,863
Balance sheet data (at end of period):
Cash and cash equivalents	$22,824	N/A	$16,261	$883		$361	$3,299
Total assets	210,843	N/A	345,343	423,217		484,047	502,706
Total debt	161,080	N/A	160,356	208,647		261,653	243,298
Stockholders’ equity	(7,586)	N/A	38,752	46,085		67,737	110,832
Other financial data:
Net cash provided by (used in) operating activities	$8,600	$(6,384)	$9,785	$19,796		$24,060	$55,192
Net cash (used in) investing activities	(13,050)	(1,938)	(7,677)	(64,141)		(80,557)	(26,993)
Net cash provided by (used in) financing activities	(282)	(290)	—	29,193		55,244	(24,247)
Depreciation and amortization	16,277	4,227	16,759	24,146		26,529	29,222
Capital expenditures	13,050	1,938	7,677	20,477		16,402	26,993

(1)	We completed the APF Acquisition in July 2008. As a result, the fiscal year ended February 28, 2009 includes APF’s results for eight months. For additional information relating to these periods, see Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(a)	Includes $2,078 of acquisition-related costs incurred in connection with an acquisition that did not transpire.
(b)	In 2006, Weston Presidio V, L.P. acquired its ownership interest in us from our former majority stockholder, Charterhouse Group International, Inc. In connection with this acquisition, we incurred significant expenses within a finite period of time that were a direct result of the acquisition and did not reflect the ongoing nature of the business. Merger transaction costs for the period from March 1, 2006 to June 12, 2006 include bond consent solicitation fees and expenses of $3.0 million, investment banking fees of $2.0 million and legal fees and other of $0.9 million. Merger transaction costs for the period from June 13, 2006 to February 28, 2007 include $3.3 million of merger incentive compensation and legal and other acquisition-related transactions costs of $0.2 million. In addition, as a result of applying purchase accounting to record inventory at fair value, we increased the book value of acquired inventory by $0.9 million, which we amortized to cost of goods sold as the inventory was sold to customers during the period from June 13, 2006 to February 28, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in “Risk Factors” appearing elsewhere in this Annual Report on Form 10-K.

Overview

We produce converted tissue products, tissue hardrolls and machine-glazed tissue, and we believe we are one of the leaders in the value retail converted tissue market. Our customers include leading consumer retailers and away-from-home distributors of tissue products, vertically integrated manufacturers and third-party converters serving the tissue and machine-glazed tissue segments. Most of the tissue products we convert are internally sourced from the tissue hardrolls that we manufacture to the specifications requested by our customers. The tissue hardrolls that we manufacture, but do not convert, are marketed to customers for use in various end products, including diapers, bath and facial tissue, assorted paper towels and napkins. In addition to converted tissue products and tissue hardrolls, we also manufacture machine-glazed tissue and polystyrene foam used in various end products, including food wraps and foam plates. However, foam products are not a significant portion of our business.

We own and operate six facilities in the United States, located in East Hartford, Connecticut; Menominee, Michigan; Wiggins, Mississippi; Gouverneur, New York; Neenah, Wisconsin; and Ladysmith, Wisconsin and one facility located in St. Catharines, Ontario, Canada. We also lease and operate facilities in Long Island, New York and Thomaston, Georgia. In addition, we recently added a new 323,000 square foot facility in Oklahoma City, Oklahoma, which we expect will add to our converting capacity and become operational during the second half of fiscal 2011.

Our fiscal year ends on the last day of February. We refer to our fiscal year ending February 28, 2010 as our fiscal year 2010, to our fiscal year ended February 28, 2009 as fiscal year 2009 and to our fiscal year ended February 29, 2008 as fiscal year 2008.

Our Segments

We operate in three segments, tissue, machine-glazed tissue and foam, although we generally operate our business as an integrated tissue paper company. In our tissue segment, we derive our revenues from the sale of:

•	converted tissue products, including a variety of consumer private label and away-from-home bath and facial tissue, napkins and folded and rolled towels; and

•	tissue hardrolls sold as facial and bath tissue, special medical tissue, industrial wipers, napkin and paper towel stock, as well as absorbent cover stock.

We derive our revenues in our machine-glazed tissue segment from the sale of:

•

machine-glazed tissue hardrolls to third-party converters that manufacture fast food and commercial food wrap, as well as niche market products such as gum wrappers, coffee filters, paper used to line packs of cigarettes, wax paper and butter wraps; and

•	converted wax paper products, including wet and dry wax paper, sandwich bags and wax paper.

We derive our revenues in our foam segment, which was added in fiscal year 2009 in connection with the APF Acquisition, primarily from the sale of foam plates as a private branded product to a single customer.

Our net sales by segment are as follows ($ in millions):

	Fiscal 2010		Fiscal 2009		Fiscal 2008
Tissue	$394.2	77.1%	$400.6	77.2%	$333.4	75.2%
Machine-Glazed	$109.1	21.3%	$114.4	22.0%	$109.7	24.8%
Foam	$8.0	1.6%	$4.0	0.8%	—	—

Total	$511.3	100.0%	$519.0	100.0%	$443.1	100.0%

We entered the consumer and away-from-home converted tissue products market following our August 2002 acquisition of our Neenah, Wisconsin manufacturing and converting facility. Over the last seven years, our Neenah, Wisconsin facility has added approximately 85,000 tons of annual hardroll tissue production capacity and 14 converting lines with approximately 90,000 tons of annual converting production capacity. Sales of our converted tissue products in the consumer and away-from-home converted tissue products market generate significantly greater revenue per ton than sales of hardroll tissue. Our Neenah, Wisconsin facility produces our full line of consumer and away-from-home converted tissue products.

In July 2008, we completed the APF Acquisition, which is described below, adding the strategic geographic converting operations and increasing our capacity to convert tissue hardrolls into finished cases for sale to consumer private label retailers.

During the second quarter of fiscal 2010, we filled our converting capacity for a number of converted tissue product grades, as strong customer demand reduced inventory below targeted levels. Therefore, to maintain effective customer service levels, improve product mix and support the growth of converted tissue products, we rebuilt inventory levels during the third quarter of fiscal 2010 and completed the installation of a new tissue converting line at our Long Island, New York facility that became fully operational in December 2009.

Acquisition by Weston Presidio V, L.P.

On May 8, 2006, Cellu Paper Holdings, Inc., our parent, entered into a merger agreement with Cellu Parent Corporation, a corporation organized and controlled by Weston Presidio V, L.P., and Cellu Acquisition Corporation, a newly formed wholly-owned subsidiary of Cellu Parent Corporation. Pursuant to the agreement, Cellu Acquisition Corporation was merged with and into Cellu Paper Holdings, Inc., with Cellu Paper Holdings, Inc. surviving and becoming a wholly-owned subsidiary of Cellu Parent Corporation. As a result, we were controlled by Weston Presidio V, L.P. from June 12, 2006 to January 27, 2010, the date of our initial public offering. Weston remains the largest holder of our outstanding stock and directly owns approximately 9.9 million shares, or 49.2% of common stock outstanding, as of February 28, 2010.

CityForest Acquisition

On March 21, 2007, we acquired CityForest Corporation, or CityForest, which is now our wholly-owned subsidiary. The aggregate purchase price was $61.0 million, consisting of a cash payment of $46.8 million and assumed indebtedness of $18.4 million plus restricted cash and other miscellaneous adjustments of $1.6 million and acquisition costs of $2.6 million. We refer to this transaction as the CityForest Acquisition. The results of CityForest’s hardroll manufacturing operations from the date of acquisition, March 21, 2007, are included in our tissue segment.

APF Acquisition

On July 2, 2008, we consummated the APF Acquisition. The aggregate purchase price paid was $68.0 million, including a cash payment at closing of $61.7 million and the issuance of a promissory note by Cellu Tissue to Atlantic Paper & Foil Corp. of N.Y. in the principal amount of $6.3 million (the “Seller Note”), plus the assumption of certain liabilities. We also incurred $2.5 million of transaction-related costs. The purchase price, which was subject to post-closing working capital adjustments, was adjusted downward by approximately $63,000 by the working capital adjustment settlement that was finalized in the third quarter of fiscal year 2009.

The results of operations of the APF entities from the July 2, 2008 date of acquisition are primarily included in our tissue segment. Part of the acquisition related to the foam business, which we report as a separate segment.

Business Drivers and Measures

Our business is driven by several factors affecting our revenues, costs and results of operations. In managing our business, we closely monitor these factors as well as other industry trends.

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

•

Value retail and retail converted tissue products.    Our value retail and retail customers generally award contracts for delivery of products to specified distribution centers annually with committed volumes and prices. These contracts can generally be terminated by our customers but typically provide that they will continue to take deliveries for a specified period following termination. Although prices are fixed in the contracts, if major increases in cost occur in the industry, we generally have the ability to negotiate increases in price with these customers so long as we remain market competitive.

•

Away-from-home converted tissue products.    Approximately three-fourths of our away-from-home business is subject to contracts with a duration of six months to one year. We sell the remainder of our away-from-home products on the spot market, which we believe increases our flexibility in reacting to cost increases.

•

Tissue hardrolls.    We generally sell our tissue hardrolls either under contracts with six-month to three-year terms and price escalators and de-escalators designed to pass through the majority of increases and decreases in pulp and energy costs to our customers or pursuant to sales at current market prices. We experienced downward price pressures in this sector in the first half of fiscal 2010 due to decreases in pulp prices and general market conditions, although we have begun to see some increases in tissue hardroll prices as pulp prices increased in the latter half of fiscal 2010.

Given our product mix, approximately one-half of our hardroll business is protected by pulp price escalators or specific customer agreements that allow us to pass through cost increases to our customers. Under these provisions, a price escalation generally becomes effective within a period of one month to three months.

•

Product mix.    Our product mix is also an essential driver of our revenues and margins. Converted products generate our highest gross margins, followed by tissue hardrolls and machine-glazed tissue, respectively. While we expect to continue to be active in all three of these sectors, the higher margins in the converted tissue business have influenced our strategic decision to expand our production of private label products for value retail and retail customers. In recent periods, we have chosen to increase the number of tissue hardrolls that we in-source into our converting operations, which has reduced the number of tissue hardrolls that we sold to third parties but has had a positive effect on our gross margins.

Cost Factors

•

Pulp.    The primary component of cost of goods sold for each of our segments is pulp, which represented approximately 39%, 46%, 45% of our cost of goods sold in fiscal years 2010, 2009, and 2008, respectively. We have supply agreements with various pulp suppliers over the next two years. We believe under these agreements or their equivalents, we will purchase approximately 50% to 65% of our anticipated pulp requirements through fiscal year 2012. The balance of our pulp requirements are purchased on the open market. These supply agreements permit us to purchase pulp at prices that are discounted from published list prices and allow us to shift a portion of our pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall. In addition, our Ladysmith, Wisconsin facility produces over 98% of the fiber used in its product from recycled paper and other products, which provides us with a lower cost alternative to purchasing fiber from a third-party supplier.

•

Energy.    Energy costs are also a significant cost of our business, representing approximately 10%, 12% and 13% for fiscal year 2010, 2009, and 2008, respectively. Other than as described below, we satisfy our energy requirements through purchases of natural gas and electricity from local utility companies. At our Menominee, Michigan facility, our power boilers generate most of our energy requirements through the use of coal, with the balance being supplied through the purchase of natural gas by contract. In recent years, we have increasingly managed our energy costs by entering into forward swap contracts for natural gas. We have also developed other initiatives to reduce our energy costs, including (1) a third-party gasification steam project at our Wiggins, Mississippi plant to replace a portion of our natural gas consumption with steam, (2) a cogeneration project at our East Hartford, Connecticut facility to reduce electrical consumption, which generates an annual benefit of $2.0 million and (3) a third-party gasification steam project at our Neenah, Wisconsin facility to replace a portion of our natural gas consumption with steam.

•

Manufacturing overhead.    Manufacturing overhead represented approximately 17%, 18%, and 17% for fiscal years 2010, 2009 and 2008, respectively. These are comprised of mill salary overhead, maintenance labor and materials and other facility costs.

•

Labor.    Wages and benefits made up approximately 10%, 9% and 10% for fiscal year 2010, 2009 and 2008, respectively. As of February 28, 2010, we employed 1,245 active full-time employees, consisting of 1,045 hourly employees and 200 salaried employees. We have collective bargaining agreements with the United Steelworkers of America covering approximately 548 of our hourly employees in our Menominee, Michigan; Wiggins, Mississippi; Gouverneur, New York; and Neenah, Wisconsin facilities, collectively. In addition, we have a collective bargaining agreement with Independent Paperworkers of Canada covering approximately 78 employees in our St. Catharines, Ontario facility. We are currently in collective bargaining negotiations with the United Steelworkers of America at our facilities in Gouverneur, New York and Menominee, Michigan and with the Independent Paperworkers of Canada at our facility in St. Catherines, Ontario. The collective bargaining agreements at: (i) Gouverneur, New York expired in October 2009; (ii) Menominee, Michigan expired in December 2009; and (iii) St. Catherines, Ontario expired in February 2010. During our collective bargaining negotiations at these facilities the Company and the respective unions have entered into memoranda of understanding extending the terms and conditions of the collective bargaining agreements for the duration of the negotiations. Our collective bargaining agreements at the Wiggins, Mississippi and Neenah, Wisconsin facilities expire in June 2011 and June 2013, respectively. Historically, we have not experienced any significant labor disputes or work stoppages.

•	Other materials. Our costs for other materials, including chemicals, wax, dye and packaging, represented approximately 13%, 10% and 9%, for fiscal years 2010, 2009, and 2008, respectively.

•	Depreciation and amortization. Depreciation and amortization expense represented approximately 6%, 5%, and 5% of net sales for fiscal years 2010, 2009 and 2008, respectively.

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

•

Further investments in converting capacity.    To satisfy increased customer demand and to further expand our geographic reach, we have accelerated our growth strategy and committed to a program to invest approximately $30 million to increase our retail converting capacity by 50,000 tons. As of February 28, 2010, we had spent $7.6 million and expect to complete spending for this program by March 2011. We anticipate that a portion of this investment will be used to add converting capacity to our new facility in Oklahoma City, Oklahoma. We expect to begin operations at our Oklahoma City facility in the second half of fiscal 2011 and to continue to increase production throughout fiscal 2011 and fiscal 2012. We also recently completed installation of a new tissue converting line at our Long Island, New York facility.

Results of operations

We compare fiscal year 2010 to fiscal year 2009 and fiscal year 2008 for purposes of management’s discussion and analysis of the results of operations. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

The following table sets forth certain sales and operating data for our business segments for the periods indicated:

	Fiscal Year Ended
	February 29,	February 28,
(Dollars in millions)	2008	2009	2010
Net sales:
Tissue segment	$333.4	$400.6	$394.2
Machine-glazed paper segment	109.7	114.4	109.1
Foam segment	—	4.0	8.0

Total	$443.1	$519.0	$511.3

Gross profit:
Tissue segment	$35.0	$46.0	$66.5
Machine-glazed paper segment	6.7	8.4	9.9
Foam segment	—	0.5	2.7

Total	$41.7	$54.9	$79.1

Percentage of net sales:
Tissue segment	75.2%	77.2%	77.1%
Machine-glazed paper segment	24.8%	22.0%	21.3%
Foam segment	—	0.8%	1.6%

Total	100.0%	100.0%	100.0%

Gross margin:
Tissue segment	10.5%	11.5%	16.9%
Machine-glazed paper segment	6.1%	7.4%	9.1%
Foam segment	—	12.8%	33.8%
Total	9.4%	10.6%	15.5%
Shipments (tons):
Tissue segment	235,395	250,073	241,572
Machine-glazed paper segment	81,685	82,482	87,523

Total	317,080	332,555	329,095

Fiscal year ended February 28, 2010 (fiscal year 2010) compared to fiscal year ended February 28, 2009 (fiscal year 2009)

Consolidated net sales for fiscal 2010 decreased $7.7 million, or 1.5%, to $511.3 million from $519.0 million for the comparable prior year period. On an overall basis, pricing contributed $5.1 million of the decrease and lower volume contributed $2.6 million. During fiscal 2010, we sold 329,095 tons of tissue hardrolls, machine-glazed tissue hardrolls and converted paper products. This decrease of 3,460 tons, or 1.0%, over the comparable prior year period, was due to fewer tons of tissue hardrolls sold, partially offset by an increase in tons sold of converted tissue products, a portion of which was due to the July 2008 acquisition of APF, and an increase in shipments of machine-glazed tissue. During fiscal 2010, we in-sourced an additional 12,878 tons of hardrolls for our converting operations that were previously purchased on the hardroll market. This served to reduce external hardroll shipments by a similar amount. Net selling price per ton decreased to $1,529 during the current year from $1,549 during the prior year period. This decrease in price primarily reflects the downward pricing pressure associated with declines in pulp prices, partially offset by improvements in product mix.

Net sales for our tissue segment were $394.2 million during 2010, a decrease of $6.4 million over the comparable prior year period. Decreased hardroll sales volumes were partially offset by an improvement in mix with respect to increased converting tons sold and moderate overall price improvements in revenue per ton of approximately 1.9%. Price and mix improvements were driven by the APF Acquisition in fiscal 2009 and the achievement of related synergies. Net selling price per ton increased to $1,632 for fiscal 2010 from $1,602 for fiscal 2009. This increase in net selling price per ton reflects improvements in product mix derived both from the APF Acquisition and organic growth in converted sales and converted product prices, partially offset by decreases in hardroll prices associated with declines in pulp prices. During fiscal 2010, we in-sourced an additional 12,878 tons of hardrolls for our converting operations that were previously purchased on the hardroll market. This served to reduce external hardroll shipments by a similar amount. For fiscal 2010, we sold 241,572 tons of tissue, of which 133,767 tons were sold as hardrolls and 107,805 tons were sold as converted tissue products, compared to fiscal 2009 when we sold 250,073 tons of tissue, of which 157,917 tons were sold as hardrolls and 92,156 tons were sold as converted tissue products. Compared to fiscal 2009, the increase in converted tons sold primarily reflects the APF Acquisition and organic growth in our converted tissue shipments. The reduction in hardroll shipments reflects a mix shift from hardrolls to converted tons within the tissue segment.

Net sales for our machine-glazed tissue segment for fiscal 2010 were $109.1 million, a decrease of $5.3 million, or 4.7%, compared to $114.4 million in the comparable prior year period. Tons sold during fiscal 2010 increased 6.1%, but were more than offset by a 10.1% decline in selling prices that resulted from lower pulp prices. Net selling price per ton was $1,246 for fiscal 2010 compared to $1,387 per ton for fiscal 2009. For fiscal 2010, we sold 87,523 tons of machine-glazed tissue, of which 77,025 tons were sold as hardrolls and 10,498 tons were sold as converted machine-glazed tissue products, compared to fiscal 2009 when we sold 82,482 tons of machine-glazed tissue, of which 76,688 tons were sold as hardrolls and 5,794 tons were sold as converted machine-glazed tissue products.

Net sales for our foam segment for fiscal 2010 were $8.0 million compared to $4.0 million in the prior year period, reflecting organic growth as well as a full year of APF results. The comparable prior year period consisted of approximately 9 months of results from APF, which was acquired in July 2008.

Consolidated gross profit was $79.1 million for fiscal 2010 or an increase of $24.2 million from $54.9 million in the comparable prior year period. As a percentage of net sales, gross profit increased to 15.5% in fiscal 2010 from 10.6% in fiscal 2009. The improvement was driven by the overall volume, mix and selling price changes as discussed above, as well as favorable improvements in pulp pricing and lower energy costs.

Gross profit by segment is as follows, (in thousands):

	For the year months ended		Increase
	February 28, 2010	February 28, 2009
Tissue	$66,481	$46,005	$20,476
Machine-glazed tissue	9,883	8,386	1,497
Foam	2,697	514	2,183

Total	$79,061	$54,905	$24,156

Tissue gross margins increased to 16.9% for the year ended February 28, 2010 compared to 11.5% in the prior year. In addition to the factors noted above for net sales, these favorable results were also due to lower fiber and energy costs and increased sales of our converted tissue products, which leveraged our ability to incrementally use more internally manufactured hardrolls.

Machine-glazed tissue gross margins increased to 9.1% for the year ended February 28, 2010 compared to 7.4% in the comparable prior year period. In addition to the factors noted above for net sales, the increase in gross margin was primarily attributable to lower pulp, energy and other raw material prices, along with favorable machine productivity.

Foam gross margins were 33.8% for fiscal 2010 compared to 12.8% in fiscal 2009 as a result of reduced resin prices, which is the primary raw material used to manufacture our foam products, and improvement in selling prices.

Selling, general and administrative expenses were $22.6 million for the year ended February 28, 2010 compared to $21.9 million for fiscal 2009. As a percentage of net sales, expenses were 4.4% for the current year, compared to 4.2% for the prior year. The increase is primarily attributable to stock-based compensation of $2.1 million and $0.9 million in fiscal 2010 and fiscal 2009, respectively. The increase in fiscal 2010 was primarily due to $1.1 million from accelerated vesting of certain equity awards in connection with the January 2010 initial public offering.

Amortization expense in fiscal 2010 and fiscal 2009 of $4.3 million and $2.9 million, respectively, relates to the amortization of the intangible assets recorded in connection with the APF Acquisition.

Interest expense, net in fiscal 2010 was $39.6 million compared to $24.7 million in fiscal 2009. Fiscal 2010 includes non-recurring costs to both extinguish our 9 3/4% Senior Secured Notes due 2010 (2010 Notes) and repurchase a portion of our 11 1/2% Senior Secured Notes due 2014 (2014 Notes) using proceeds from the January 2010 IPO, as well as the issuance of our 2014 Notes. Non-recurring costs of extinguishing our 2010 Notes include both the write-off of deferred financing fees of $2.2 million and incremental interest expense of $1.7 million due to the period of time that elapsed between the issuance of the 2014 Notes and the extinguishment of the 2010 Notes. Additionally, the current year includes $3.7 million of non-recurring interest costs associated with using the January 2010 initial public offering proceeds to retire a portion of the 2014 Notes. The remaining increase is primarily attributable to the higher interest rates and debt issuance costs related to the issuance of the 2014 Notes.

Foreign currency (gain) loss in fiscal 2010 was a loss of $1.3 million compared to a gain of $0.6 million in fiscal 2009. The fluctuation relates to the change in the Canadian currency exchange rate period over period.

Income tax expense for fiscal 2010 was $7.5 million compared to income tax benefit of $0.6 million for fiscal 2009. Included in income tax expense for fiscal 2010 are $1.3 million of discrete tax adjustments, which increased income tax expense. These discrete adjustments primarily arose from changes in management estimates relating to the calculation of foreign subsidiary deemed dividends and the utilization of alternative minimum tax credits, which were recorded as tax expense. Additionally, fiscal 2010 also includes discrete tax expense of $1.8 million associated with an increase in the Company’s effective federal tax rate which is expected to be realized in the future. The effective tax rate for the fiscal year ended February 28, 2010, including discrete adjustments, is 66.74%.

Fiscal year ended February 28, 2009 (fiscal year 2009) compared to fiscal year ended February 29, 2008 (fiscal year 2008)

Net sales for fiscal year 2009 increased $75.9 million, or 17.1%, to $519.0 million from $443.1 million for fiscal year 2008. On a consolidated basis, tons sold increased for fiscal year 2009 compared to fiscal year 2008. For fiscal year 2009, we sold 332,555 tons of tissue hardrolls, machine-glazed tissue hardrolls and converted paper products, an increase of 15,475, or 4.9%, compared to fiscal year 2008. The net selling price per ton increased from $1,397 for fiscal year 2008 to $1,549 for fiscal year 2009.

•

Tissue    Net sales for our tissue segment for fiscal year 2009 increased $67.2 million, or 20.2%, to $400.6 million from $333.4 million for fiscal year 2008. The majority of this increase was the result of the APF Acquisition; sales were also favorably impacted by improvements in price and mix. Net selling price per ton increased from $1,416 for fiscal year 2008 to $1,602 for fiscal year 2009. This increase was primarily the result of improvements in product mix derived both from the APF Acquisition and organic growth in converted sales and, to a lesser extent, increases in prices. For fiscal year 2009, we sold 250,073 tons of tissue, of which 157,917 tons were sold as hardrolls and 92,156 tons were sold as converted tissue products, compared to 235,395 tons sold in fiscal year 2008, of which 180,539 tons were sold as hardrolls and 54,856 tons were sold as converted tissue products. Compared to fiscal year 2008, the increase in tons sold as converted tissue products primarily reflects of the APF Acquisition and organic growth in our converted tissue shipments. The reduction in hardroll shipments reflects a mix shift from hardrolls to converted tons within the tissue segment.

•

Machine-glazed tissue    Net sales for our machine-glazed tissue segment for fiscal year 2009 increased $4.7 million, or 4.2%, to $114.4 million from $109.7 million for fiscal year 2008. This increase is primarily as a result of increases in prices. Net selling price per ton increased from $1,343 for fiscal year 2008 to $1,387 for fiscal year 2009. For the fiscal year 2009, we sold 82,482 tons of machine-glazed tissue, of which 76,688 tons were sold as hardrolls and 5,794 tons were sold as converted machine-glazed products, compared to the fiscal year 2008 when we sold 81,685 tons of machine-glazed tissue, of which 74,599 tons were sold as hardrolls and 7,086 tons were sold as converted machine-glazed tissue products.

•

Foam    Net sales for our foam segment for fiscal year 2009 from the date of acquisition, July 2, 2008, were $4.0 million. We started reporting with respect to the foam segment following the APF Acquisition.

Gross profit for fiscal year 2009 increased to $54.9 million from $41.7 million for fiscal year 2008, an increase of $13.3 million, or 31.9%, from fiscal year 2008. The increase reflects both the 17.1% increase in sales noted above and an increase in gross profit as a percentage of sales from 9.4% in fiscal year 2008 to 10.5% in fiscal year 2009. The increase in gross profit as a percentage of sales reflects improvements in product mix and prices, partially offset by increases in pulp and energy costs.

Gross profit for our tissue segment for fiscal year 2009 was $46.0 million, an increase of $11.0 million, or 31.7%, from fiscal year 2008. Gross profit for our machine-glazed tissue segment for fiscal year 2009 was $8.4 million, an increase of $1.7 million, or 25.7%, from fiscal year 2008. As a percentage of net sales, gross profit for the tissue segment increased to 11.5% for fiscal year 2009 from 10.5% in fiscal year 2008. As a percentage of net sales, gross profit for the machine-glazed tissue segment increased to 7.4% for fiscal year 2009 from 6.1% in fiscal year 2008. Gross profit for our foam segment for fiscal year 2009 from the date of acquisition, July 2, 2008, was $0.5 million.

Selling, general and administrative expenses for fiscal year 2009 increased $1.8 million, or 9.2%, to $21.9 million from $20.0 million for fiscal year 2008. As a percentage of net sales, selling,

general and administrative expenses decreased to 4.2% in fiscal year 2009 from 4.5% for fiscal year 2008. Included in fiscal year 2009 are $0.3 million of ongoing APF administrative expenses and $0.4 million of transition expenses related thereto. Also, included in fiscal year 2009 are increases in workers compensation expense, bad debt expense due to two customer bankruptcies and an increase in incentive compensation expense associated with strong business performance.

Additionally, fiscal year 2009 includes $1.1 million of stock compensation expense compared to $1.4 million for fiscal year 2008. These amounts relate to vesting of equity awards and compensation expense associated with the payment of taxes associated with restricted stock award grants in each year.

Terminated acquisition costs for fiscal 2008 includes $2.1 million of terminated acquisition related transaction costs for an acquisition that did not transpire.

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

Income tax benefit for fiscal year 2009 was $0.6 million compared to a benefit for fiscal year 2008 of $3.9 million. Included in the income tax benefit for fiscal year 2009 is a $1.1 million benefit related to foreign tax credits generated in fiscal 2009 and a $2.9 million benefit associated with changes in our effective state tax rates, which are expected to be realized in the future. Included in the income tax benefit for fiscal year 2008, is $1.5 million and $1.4 million, respectively, of benefit associated with future changes in Canadian tax rates due to legislative changes and changes in our effective state tax rates, which are expected to be realized in the future.

Net income for fiscal year 2009 was $6.6 million compared to $3.7 million for fiscal year 2008. Included in fiscal year 2008 net income is $2.1 million of terminated acquisition-related costs and $1.4 million of cash and non-cash stock compensation charges. Also, included in fiscal year 2008 net income is a tax benefit of $3.9 million.

Liquidity and Capital Resources

Our principal liquidity requirements are to service debt and meet working capital, tax and capital expenditure needs. Our total debt at February 28, 2010 was $244.3 million including our revolving line of credit of $1.0 million. We fund our working capital requirements, capital expenditure needs and tax liabilities from net cash provided by operating activities and borrowings under our working capital facility. Additionally, in the past, we have issued debt securities to fund acquisitions.

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

Working Capital Facility

We have a working capital facility that is based on accounts receivable and inventory levels, that matures on June 12, 2011. Borrowings under the working capital facility can not exceed $60.0 million and are secured by liens on substantially all of our assets and guaranteed by our subsidiaries. As of February 28, 2010, there were $1.0 million of borrowings outstanding under the working capital facility and excess availability, less letters of credit of $4.6 million in the aggregate principal amount, was $50.9 million.

2014 Notes

In June 2009, we issued $255 million principal face amount of 11 1/2% senior secured notes maturing on June 1, 2014, with an effective interest rate of 12.48%. The 2014 Notes pay interest in arrears on June 1 and December 1 of each year, commencing on December 1, 2009. The 2014 Notes are secured by liens on substantially all of our assets and guaranteed by our subsidiaries. The net proceeds of $245.7 million from the issuance of the 2014 Notes were primarily used to redeem the 2010 Notes and fund the contingent earnout payment made on August 28, 2009 in conjunction with the 2006 Merger. During fiscal 2010, using the proceeds from the January 2010 initial public offering, the company repurchased $20.5 million of notional bonds outstanding.

APF Note

As part of the financing of the APF Acquisition, we entered into a subordinated, unsecured promissory note in the amount of $6.3 million that bears interest at 12% per year payable in quarterly installments. This promissory note was repaid in full during February 2010 using proceeds from the January 2010 IPO.

CityForest Industrial Revenue Bonds

Our subsidiary, CityForest, had approximately $16.4 million in aggregate principal amount of industrial revenue bonds outstanding as of February 28, 2010. We have guaranteed all of the obligations of CityForest. We are required to annually pay $760,000 of principal of the bonds in two semi-annual payments of $380,000. The balance is payable at maturity on March 1, 2028.

Debt Covenants

The Indenture in connection with the 2014 Notes contains customary covenants and events of default, including limitations on certain restricted payments, the incurrence of additional indebtedness and the sale of certain assets. Additionally the CityForest Reimbursement Agreement has a maximum leverage ratio of 2.5 to 1.0 and a minimum fixed charge ratio of 1.2 to 1.0; the Reimbursement Agreement covenants apply only to CityForest financial statements. The Company is compliant with these covenants as of February 28, 2010.

Contingent Payment

In connection with the acquisition of Cellu Tissue by Weston Presidio, we were required to pay up to $35.0 million of contingent consideration, in cash and shares of Cellu Parent Corporation’s Series A preferred stock, to the former owners and advisors of Cellu Parent Corporation in the event certain financial targets were met. All financial targets were met and $15.0 million, consisting of cash and shares of Series A preferred stock, was paid in fiscal 2009. The second payment of $15.0 million, consisting of $13.7 million in cash and 1,274 shares of Cellu Parent Corporation’s Series A preferred stock (which was valued at approximately $1.3 million) was paid on August 28, 2009. The final payment of $5.0 million, consisting of $4.6 million in cash and 425 shares of Cellu Parent Corporation’s Series A preferred stock (which was valued at approximately $0.4 million) was paid on November 24, 2009. In connection with the reorganization transactions described under “Business-Our History”, the shares of Cellu Parent’s Series A preferred stock converted into shares of our common stock.

Cash Flows

The table that follows presents cash flows information for fiscal years 2010 and 2009.

	Fiscal year ended February 28,
	2010	2009
Net Cash Provided by Operating Activities
Net (loss) income	$3,762,621	$6,560,188
Non-cash items	42,924,639	27,619,677
Changes in working capital	8,504,905	(10,120,022)

Net cash provided by operating activities	$55,192,165	$24,059,843

Net Cash Used in Investing Activities	$(26,993,044)	$(80,556,754)

Net Cash (Used in) Provided by Financing Activities	$(24,247,013)	$55,244,403

Effect of foreign currency	$(1,014,110)	$730,155

Net increase (decrease) in cash	$2,937,998	$(522,353)

Net cash provided by operations was $55.2 million for fiscal 2010 and $24.1 million for fiscal year 2009. Non-cash items for fiscal years 2010 and 2009 were $42.9 million and $27.6 million, respectively, and consisted primarily of depreciation, amortization, derivative gain (loss), stock compensation and deferred income taxes. Additionally, non-cash items consisted of debt related non-cash interest expense of $6.6 million and $2.1 million in fiscal years 2010 and 2009, respectively. Cash flows provided by changes in working capital totaled $8.5 million in fiscal year 2010 compared to cash flows used by changes in working capital of $10.1 million. With respect to changes in accounts receivable and inventory, cash used by these items was $3.1 million and $9.7 million for fiscal years 2010 and 2009, respectively. Cash used by changes in prepaids and other assets was $4.0 million in fiscal 2010 and cash provided by changes in prepaid expenses, income tax receivable and other assets was $1.6 million for fiscal year 2009. Cash provided by changes in accounts payable, accrued expenses, accrued interest and other liabilities was $15.6 million in fiscal 2010, whereas cash used by changes in accounts payable, accrued expenses, accrued interest and other liabilities was $2.0 million for fiscal year 2009.

Net cash used in investing activities in fiscal 2010 related to the level of capital spending. Cash used in investing activities in fiscal 2009 was $80.6 million. Included in fiscal year 2009 is the cash paid for the APF Acquisition, net of cash received, of $64.2 million and capital spending of $16.4 million.

Net cash (used in) provided by financing was cash used by financing activities of $24.2 million in fiscal 2010, primarily due to net repayments on the working capital facility of $17.5 million, payout of the final earnout liability of $18.3 million, payment of deferred financing fees of $9.7 million related to our 2010 refinancing and overall net reductions in long-term debt of $4.0 million. These amounts were partially offset by proceeds of $29.0 million from our January 2010 initial public offering. Cash provided by financing activities in fiscal 2009 was $55.2 million, primarily due to an equity investment by shareholders of $15.0 million, proceeds from a note offering of $36.9 million, net borrowings on the working capital facility of $8.7 million, partially offset an earnout payment of $7.0 million.

Balance Sheet

Assets

Cash as of February 28, 2010 increased to $3.3 million from $0.4 million as of the end of the prior fiscal year as a result of the items described above.

Receivables, net as of February 28, 2010 decreased to $49.7 million from $54.1 million as of the end of the prior fiscal year. Receivables decreased as a result of increased cash collections that resulted primarily from a focus on accelerating certain customer payments and to a lesser extent a decrease in net sales.

Inventories as of February 28, 2010 increased to $56.6 million from $47.2 million as of the end of the prior fiscal year. Inventories increased primarily as a result of higher overall pulp prices and a shift in the mix of products on-hand from hard rolls to higher value converted products and to a lesser extent a modest slow down in sales in the fourth quarter of fiscal 2010.

Property, plant and equipment, net as of February 28, 2010 increased to $307.6 million from $302.0 million as of the prior fiscal year as a result of increased capital expenditures that were primarily related to purchasing additional converting equipment for our converting facilities, including our new Oklahoma City, Oklahoma facility that will begin operations in the second half of fiscal 2011.

Other intangibles, net as of February 28, 2010 decreased to $27.4 million from $31.7 million as of the end of the prior fiscal year as a result of amortization expense during the year.

Other assets as of February 28, 2010 increased to $9.4 million from $1.9 million as of the end of the prior fiscal year primarily due to bond issuance costs capitalized in Fiscal 2010 debt refinancing.

Liabilities

Bank overdrafts as of February 28, 2010 were zero compared to $3.3 as of the end of the prior fiscal year. As of the end of the prior fiscal year, checks outstanding exceeded cash balances in our lockbox account by this amount due to timing of payments.

Revolving line of credit as of February 28, 2010 decreased to $1.0 million from $18.5 million as of the end of the prior fiscal year. At the end of the prior fiscal year, there were additional borrowings in connection with the financing of the APF Acquisition.

Accounts payable as of February 28, 2010 increased to $34.3 million from $16.7 million as of the end of the prior fiscal year. The increase in accounts payable is due primarily to the timing of payments and higher pulp prices.

Accrued interest as of February 28, 2010 decreased to $6.7 million from $10.2 million as of the end of the prior fiscal year. The decrease is due to the timing of semi-annual interest payments related to outstanding bonds partially offset by increased borrowing rates on the new 2014 Notes compared to the 2010 Notes that were extinguished during the current fiscal year.

Other current liabilities as of February 28, 2010 decreased to $0.6 million from $17.4 million as of the end of the prior fiscal year. The prior year balance includes a liability of $2.4 million related to the fair value of our cash flow hedging instruments and a $15.0 million earnout liability that was paid during the current fiscal year.

Other liabilities as of February 28, 2010 decreased to $1.0 million from $5.4 million as of the end of the prior fiscal year primarily due to the earnout payment in November 2009.

Capital in excess of par value as of February 28, 2010 increased to $103.1 million from $70.8 million as of the end of the prior fiscal year primarily due to the proceeds from the Company’s initial public offering in January 2010 and stock-based compensation expense.

Accumulated earnings as of February 28, 2010 was $7.5 million compared to $3.7 million as of the end of the prior fiscal year due to the earnings generated in fiscal year 2010.

Accumulated other comprehensive income (loss) as of February 28, 2010 was income of $0.1 million compared to a loss of $6.9 million as of the end of the prior fiscal year. The change is primarily due to changes in foreign currency translation and changes in unrealized natural gas derivative positions.

Capital Spending Summary

Capital expenditures were $27.0 million, $16.4 million and $20.5 million for fiscal years 2010, 2009, and 2008, respectively. We have increased capital expenditures since fiscal year 2002 to support ongoing cost savings programs (cost improvements) and growth in our manufacturing capacity. Cost improvement refers to our initiatives to continue to reduce our manufacturing costs in accordance with our business strategy. We have concentrated the growth in our manufacturing capacity since fiscal year 2003 on our converting operations facilities for the production of value-added converted tissue products.

Additionally, included in the fiscal year 2008 spending described above is $5.5 million that we spent to buy out an operating lease. The assets and the associated lease were put into place in 1999.

We expect that the percentage of our capital expenditures dedicated to additional converting capacity may increase in the future as we execute our strategy of increasing our sales of converted tissue products. In order to satisfy increased customer demand for converted tissue products and to further expand our geographic reach, we completed the installation of a new tissue converting line in our Long Island, New York facility (which became operational in December 2009) and we expect to invest approximately $30 million to further increase our retail converting capacity by 50,000 tons. It is anticipated that a portion of this investment will be used to add converting capacity to our new 323,000 square foot facility in Oklahoma City, Oklahoma. We expect that the balance of this investment will be used to add converting capacity to our three established facilities in Neenah, Wisconsin, Thomaston, Georgia and Long Island, New York. As of February 28, 2010, we had spent $7.6 million and expect to substantially complete this program by March 2011.

Contractual Obligations

At February 28, 2010, our material obligations under firm contractual arrangements, including commitments for future payments under long-term debt arrangements, operating lease arrangements and other long-term obligations, are summarized below.

	Cash payments due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$250,839	$760	$1,520	$236,004	$12,555
Interest obligations	126,494	27,445	54,822	41,247	2,980
Operating lease obligations	18,151	4,132	7,389	3,820	2,810
Purchase obligations	222,096	125,276	77,083	4,386	15,351

Total(1)	$617,580	$157,613	$140,814	$285,457	$33,696

(1)	Due to uncertainty regarding potential tax audits and their possible outcomes, the estimate of obligations related to unrecognized tax benefits cannot be made. See Note 8 to the consolidated financial statements for additional detail.

Net Operating Loss Carryforwards

At February 28, 2010, we had state NOLs of approximately $37 million and state tax credits of approximately $1 million, which begin to expire in 2019 and foreign tax credit carryforwards of approximately $3 million which begin to expire in 2017. We currently believe that it is more likely than not that we will not realize the benefits of the majority of our state net operating losses, a portion of our state tax credits and a portion of our foreign tax credits prior to their expiration.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the majority of the benefits of the foreign tax credit and state tax credit deductible differences. We believe that it is more likely than not that we will not realize the benefits of the majority of our state net operating losses prior to the expiration. We have recorded a valuation allowance on the majority of our state net operating losses and a portion of our state tax credits and foreign tax credits.

New Accounting Standards

Refer to Note 2 (Summary of Significant Accounting Policies) of the notes to our consolidated financial statements for a discussion of new accounting pronouncements and the potential impact to our consolidated results of operations and financial position.

On July 31, 2009, the Financial Accounting Standards Board Accounting Standards Codification became the authoritative source of accounting principles to be applied to the financial statements of nongovernmental entities prepared in accordance with U.S. GAAP. The following is a list of recent pronouncements issued by the Financial Accounting Standards Board and which we adopted during the second quarter of fiscal 2010:

•

Fair Value Measurements and Disclosures:    The pronouncements define fair value, establish guidelines for measuring fair value and expand disclosures regarding fair value measurements. The adoption of fair value measurements and disclosures did not have a material impact on our results of operations and financial position.

•

Subsequent Events:    The pronouncement codifies existing standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the pronouncement did not have any impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Significant accounting policies used in the preparation of our consolidated financial statements are described in Note 2 (Summary of Significant Accounting Policies) of the notes to our consolidated financial statements included elsewhere in this Form 10-K. Management believes the most complex and sensitive judgments, because of their critical nature, result primarily from the need to make estimates about the effects of matters with inherent uncertainty. The most critical areas involving management estimates are described below. Actual results in these areas could differ from management’s estimates.

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

Reserve for Obsolete or Excess Inventory

We estimate our reserve for obsolete and excess inventory utilizing a lower-of-cost or market approach. We review inventory quantities and related costs at least quarterly to identify potential obsolete or excess inventory. After identifying potential obsolete or excess inventory, management evaluates such factors as anticipated usage, inventory turnover, inventory levels and ultimate product sales value. Inventory that, in the judgment of management, is obsolete or in excess of our normal usage is written down to its estimated market value, if less than its costs. Significant judgments must be made when establishing the reserve for obsolete or excess inventory.

Goodwill and Trademarks

Goodwill is not amortized but tested for impairment annually at year-end, and at any time when events suggest impairment may have occurred. Our goodwill impairment test is performed by comparing the fair value of each reporting unit to the carrying value of each reporting unit. We incorporate assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows. In the event the carrying value of a reporting unit exceeds its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value. Goodwill as of February 28, 2010 and 2009 was $41.0 million in each year, of which $29.7 million was recorded in connection with the APF Acquisition in fiscal 2009. No goodwill impairment has been recorded through February 28, 2010.

Trademarks are not generally amortized but tested for impairment annually at the end of our second quarter, and at any time when events suggest impairment may have occurred. Our impairment test is performed by comparing the carrying amount to its fair market value at the time of assessment. We incorporate assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows. In the event the carrying value of the trademark exceeds its fair value, an impairment loss would be recognized. No trademark impairments have been recorded through February 28, 2010.

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

Derivatives and Hedging

We use derivative financial instruments to offset a substantial portion of our exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as hedges of specific quantities of natural gas expected to be purchased in future months. These contracts are held for purposes other than trading and are designated as cash flow hedges. We measure fair value of our derivative financial instruments as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. We use a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows: level 1-inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access; level 2-inputs utilize data points that are observable such as quoted prices, interest rate and yield curves; level 3-inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

We use natural gas swap contracts with a cumulative total notional amount of approximately $4.4 million for 706,137 MMbtu at February 28, 2010 to hedge against cash flow variability arising from changes in natural gas prices in conjunction with our anticipated purchases of natural gas through February 2011. These swap contracts fix the rates on portions of our natural gas purchases to rates ranging from $5.15 per MMbtu to $7.37 per MMbtu for various periods through February 2011. These swap contracts were accounted for as effective hedges during fiscal year 2010. These natural gas swap contracts had a liability fair value of $0.6 million at February 28, 2010, which was included in other current liabilities. Approximately 45% of our natural gas requirements are hedged through February 28, 2011.

We have minimal foreign currency translation risk. All international sales, other than sales originating from our Canadian subsidiary, are denominated in U.S. dollars. Due to our Canadian operations, however, we could be adversely affected by unfavorable fluctuations in foreign currency exchange rates.

Although, as of February 28, 2010, we had $1.0 million outstanding in borrowings under our working capital facility, to the extent that we increase our borrowings under the working capital facility in the future, our interest expense for such borrowings would be affected by changes in interest rates. In addition, as described in Note 6 to the consolidated financial statements, amounts borrowed by CityForest Corporation under the Associated Bank Revolving Credit Facility bear interest at a rate per annum equal to the LIBOR Rate (as defined in the Reimbursement Agreement), plus an applicable margin. Accordingly, the interest expense for borrowings under the Associated Bank Revolving Credit Facility would also be affected by changes in interest rates.

We are also subject to commodity price risk associated with pulp costs and take advantage of spot prices on pulps to minimize market risk arising from changes in pulp costs. We have agreements with various pulp vendors to purchase various amounts of pulp over the next two years. These commitments require purchases of pulp up to approximately 178,000 metric tons per year at pulp prices below published list prices and allow us to shift a portion of our pulp purchases to the spot market to take advantage of spot market prices when such prices fall. We believe that our current commitment under these arrangements or their equivalent approximates 50% to 65% of our current budgeted pulp needs through fiscal year 2012.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 28, 2010.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control: Integrated Framework.” Based on its assessment, management has concluded that, as of February 28, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Conduct

The Board has adopted a Code of Business Conduct and Ethics (“Code of Conduct”) which is applicable to all employees, directors and officers of the Company including our principal executive and senior financial officer. The code of Conduct is posted on our website at www.cellutissue.com under the “Investors” section and “Corporate Governance” caption and is available in print to stockholders who request a copy. In the event that we make changes in, or provide waivers from, the provisions of the Code of Conduct that the Securities and Exchange Commission requires us to disclose, we intend to disclose these events in the corporate governance section of our investor relations website. We have made available an Ethics Hotline, where employees can anonymously report a violation of the Code of Conduct.

Additional Information

Additional information, as required in Item 10. “Directors, Executive Officers and Corporate Governance of the Registrant” are incorporated by reference to the Proxy Statement (the “2010 Proxy Statement”) included in the Schedule 14A to be filed by the Company with the Securities and Exchange Commission (the “Commission”) under the Securities Exchange Act of 1934, as amended.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding this item will appear in our Proxy Statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The equity compensation plan information as required by Item 201(d) of Regulation S-K is illustrated in Part II, Item 5 of this document. All other information as required by Item 12 is incorporated by reference to the 2010 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding this item will appear in our Proxy Statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding this item will appear in our Proxy Statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Index to documents filed as part of this report:

1. and 2. Financial Statements and Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report beginning with an index thereto on page F-1.

(b)	Exhibits

The following exhibits are filed with this report or incorporated by reference:

INDEX TO EXHIBITS

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of Cellu Tissue Holdings, Inc. (“Cellu Tissue”) (incorporated by reference to Exhibit 3.1 of Cellu Tissue’s Current Report on Form 8-K dated January 27, 2010)

3.2	Amended and Restated Bylaws of Cellu Tissue Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Cellu Tissue’s Current Report on Form 8-K dated January 27, 2010)

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of Cellu Tissue’s Registration Statement on Form S-1A dated December 4, 2009)

4.2	Indenture, dated as of June 3, 2009, by and among Cellu Tissue, the Subsidiary Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Cellu Tissue’s Current Report on Form 8-K dated June 3, 2009) and schedules and exhibits thereto (incorporated by reference to Exhibit 4.2 of Cellu Tissue’s Registration Statement on Form S-1/A dated December 4, 2009)

4.3	Form of 11 1/2% Senior Secured Exchange Note due 2014 (included in Exhibit 4.2 hereto)

4.4	Form of Subsidiary Guarantee (included in Exhibit 4.2 hereto)

4.5	Shareholders Agreement of Cellu Tissue Holdings, dated January 27, 2010 (incorporated by reference to Exhibit 4.1 of Cellu Tissue’s Current Report on Form 8-K dated January 27, 2010)

10.1	Employment Agreement, dated June 12, 2006, between Russell Taylor and Cellu Tissue (incorporated by reference to Exhibit 10.1 of Cellu Tissue’s Quarterly Report on Form 10-Q for the quarter ended May 25, 2006)

10.2	Amendment to Employment Agreement, dated January 18, 2010, between Russell Taylor and Cellu Tissue (incorporated by reference to Exhibit 10.5 of Cellu Tissue’s Current Report on Form 8-K dated January 27, 2010)

10.3	Employment Agreement, dated June 12, 2006, between Steven Ziessler and Cellu Tissue (incorporated by reference to Exhibit 10.3 of Cellu Tissue’s Quarterly Report on Form 10-Q for the quarter ended May 25, 2006)

10.4	Amendment to Employment Agreement, dated January 18, 2010, between Steven Ziessler and Cellu Tissue (incorporated by reference to Exhibit 10.6 of Cellu Tissue’s Current Report on Form 8-K dated January 27, 2010)

10.5	Employment Agreement, dated August 6, 2007, between David Morris and Cellu Tissue (incorporated by reference to Exhibit 10.1 of Cellu Tissue’s Quarterly Report on Form 10-Q for the quarter ended August 30, 2007)

10.6	Amendment to Employment Agreement, dated January 18, 2010, between David Morris and Cellu Tissue (incorporated by reference to Exhibit 10.7 of Cellu Tissue’s Current Report on Form 8-K dated January 27, 2010)

10.7	Cellu Tissue Holdings, Inc. 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of Cellu Tissue’s Current Report on Form 8-K dated January 27, 2010)

10.8	Cellu Tissue Holdings, Inc. Annual Executive Bonus Program (incorporated by reference to Exhibit 10.2 of Cellu Tissue’s Current Report on Form 8-K dated January 27, 2010)

Exhibit No.
10.9	Cellu Parent Corporation 2006 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.1 of Cellu Tissue’s Current Report on Form 8-K, filed with the SEC on June 16, 2006)

10.10	Amendment No. 1 to Cellu Parent Corporation 2006 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.3 of Cellu Tissue’s Current Report on Form 8-K dated January 27, 2010)

10.11	Amendment No. 2 to Cellu Parent Corporation 2006 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10.4 of Cellu Tissue’s Current Report on Form 8-K dated January 27, 2010)

10.12	Form of Cellu Tissue Holdings, Inc. Director Non-Incentive Stock Option Certificate (incorporated by reference to Exhibit 10.8 of Cellu Tissue’s Current Report on Form 8-K dated January 27, 2010)

10.13	Form of Cellu Tissue Holdings, Inc. 2010 Equity Compensation Plan Stock Grant Certificate (incorporated by reference to Exhibit 10.7 of Cellu Tissue’s Current Report on Form 8-K dated January 27, 2010)

10.14	Agreement and Plan of Merger, dated as of May 8, 2006, by and among Cellu Parent Corporation, Cellu Acquisition Corporation and Cellu Paper Holdings, Inc. (incorporated by reference to Exhibit 10.14 of Cellu Tissue’s Annual Report on Form 10-K, filed with the SEC on May 9, 2006) and schedules and exhibits thereto (incorporated by reference to Exhibit 10.14 of Cellu Tissue’s Registration Statement on Form S-1/A dated December 4, 2009)

10.15	Credit Agreement, dated as of June 12, 2006, among Cellu Paper Holdings, Inc., Cellu Tissue, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of Cellu Tissue, as Canadian Borrower, the loan guarantors party thereto, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, JPMorgan Chase Bank, N.A. Toronto Branch, as Canadian Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 of Cellu Tissue’s Current Report on Form 8-K, filed with the SEC on June 16, 2006) and schedules and exhibits thereto (incorporated by reference to Exhibit 10.15 of Cellu Tissue’s Registration Statement on Form S-1/A dated December 4, 2009)

10.16	Merger Agreement among Cellu Tissue, Cellu City Acquisition Corporation, Wayne Gullstad as the Shareholders’ Representative and CityForest Corporation, dated February 26, 2007 (incorporated by reference to Exhibit 10.1 of Cellu Tissue’s Current Report on Form 8-K, filed with the SEC on March 1, 2007) and schedules and exhibits thereto (incorporated by reference to Exhibit 10.16 of Cellu Tissue’s Registration Statement on Form S-1/A dated December 4, 2009)

10.17	First Amendment, dated March 21, 2007, to Credit Agreement, dated June 12, 2006, among Cellu Tissue, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of Cellu Tissue, as Canadian Borrower, certain subsidiaries of Cellu Tissue, Cellu Paper Holdings, Inc., the parent corporation of Cellu Tissue, JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch (incorporated by reference to Exhibit 10.3 of Cellu Tissue’s Current Report on Form 8-K/A, filed with the SEC on March 27, 2007) and schedules and exhibits thereto (incorporated by reference to Exhibit 10.17 of Cellu Tissue’s Registration Statement on Form S-1/A dated December 18, 2009)

10.18	Amended and Restated Reimbursement Agreement, dated March 21, 2007, between Cellu Tissue-CityForest LLC and Associated Bank, National Association (incorporated by reference to Exhibit 10.4 of Cellu Tissue’s Current Report on Form 8-K/A, filed with the SEC on March 27, 2007) and schedules and exhibits thereto (incorporated by reference to Exhibit 10.18 of Cellu Tissue’s Registration Statement on Form S-1/A dated December 18, 2009)

Exhibit No.
10.19	Loan Agreement, dated March 1, 1998, between CityForest Corporation and City of Ladysmith, Wisconsin (incorporated by reference to Exhibit 10.5 of Cellu Tissue’s Current Report on Form 8-K/A, filed with the SEC on March 27, 2007)

10.20	Guaranty, dated March 1, 1998, executed by Cellu Tissue in favor of Associated Bank, National Association (incorporated by reference to Exhibit 10.7 of Cellu Tissue’s Current Report on Form 8-K/A, filed with the SEC on March 27, 2007)

10.21	Asset Purchase Agreement, dated July 2, 2008, between Cellu Tissue Holdings, Inc. and Atlantic Paper & Foil Corp. of N.Y., Atlantic Lakeside Properties, LLC, Atlantic Paper & Foil, LLC, Atlantic Paper & Foil of Georgia, LLC and Consumer Licensing Corporation, as Sellers (incorporated by reference to Exhibit 10.1 of Cellu Tissue’s Current Report on Form 8-K, filed with the SEC on July 8, 2008) and schedules and exhibits thereto (incorporated by reference to Exhibit 10.22 of Cellu Tissue’s Registration Statement on Form S-1/A dated December 4, 2009)

10.22	Second Amendment, dated July 2, 2008, to the Credit Agreement, dated June 12, 2006, among Cellu Tissue, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of Cellu Tissue, as Canadian Borrower, certain subsidiaries of Cellu Tissue, Cellu Paper Holdings, Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch. (incorporated by reference to Exhibit 10.7 of Cellu Tissue’s Current Report on Form 8-K, filed with the SEC on July 8, 2008)

10.23	Third Amendment, dated September 26, 2008, to the Credit Agreement, dated June 12, 2006, among Cellu Tissue, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of Cellu Tissue, as Canadian Borrower, certain subsidiaries of Cellu Tissue, Cellu Paper Holdings, Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch (incorporated by reference to Exhibit 10.7 of Cellu Tissue’s Quarterly Report on Form 10-Q, filed with the SEC on October 10, 2008)

10.24	Fourth Amendment, dated May 19, 2009, to the Credit Agreement, dated June 12, 2006, among Cellu Tissue, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of Cellu Tissue, as Canadian Borrower, certain subsidiaries of Cellu Tissue, Cellu Paper Holdings, Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch (incorporated by reference to Exhibit 99.1 of Cellu Tissue’s Current Report on Form 8-K dated June 3, 2009) and schedules and exhibits thereto (incorporated by reference to Exhibit 10.25 of Cellu Tissue’s Registration Statement on Form S-1/A dated December 18, 2009)

10.25	Second Amended and Restated Intercreditor Agreement, dated as of June 3, 2009, among Cellu Tissue Holdings, Inc., The Bank of New York Mellon Trust Company, N.A., as note collateral agent, JPMorgan Chase Bank, N.A., as U.S. Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and The Bank of New York Mellon Trust Company, N.A., as prior collateral agent (incorporated by reference to Exhibit 10.2 of Cellu Tissue’s Current Report on Form 8-K dated June 3, 2009)

10.26	Note Security Agreement, dated as of June 9, 2006, by and among Cellu Tissue Holdings, Inc., and certain of its subsidiaries and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 of Cellu Tissue’s Current Report on Form 8-K dated June 3, 2009) and schedules and exhibits thereto (incorporated by reference to Exhibit 10.27 of Cellu Tissue’s Registration Statement on Form S-1/A dated December 4, 2009)

10.27	Pledge and Security Agreement, dated as of June 12, 2006, by and among Cellu Paper Holdings, Inc., Cellu Tissue Holdings, Inc. and certain of its subsidiaries and JPMorgan Chase Bank, N.A., as U.S. Administrative Agent and schedules and exhibits thereto (incorporated by reference to Exhibit 10.28 of Cellu Tissue’s Registration Statement on Form S-1/A dated December 4, 2009)

Exhibit No.
10.28	Corporate Bonus Plan, Fiscal Year 2009 (incorporated by reference to Exhibit 10.34 to Cellu Tissue’s Annual Report on Form 10-K, filed with the SEC on May 8, 2009)

10.29	Corporate Bonus Plan, dated June 21, 2007 (incorporated by reference to Exhibit 10.26 of Cellu Tissue’s Annual Report on Form 10-K/A, filed with the SEC on February 3, 2009)

10.30	Performance Stock Option Agreement by Cellu Parent Corporation to David Morris, dated April 13, 2009 (incorporated by reference to Exhibit 10.1 of Cellu Tissue’s Quarterly Report on Form 10-Q, filed with the SEC on July 2, 2009)

10.31	Performance Stock Option Agreement by Cellu Parent Corporation to Steven Ziessler, dated April 13, 2009 (incorporated by reference to Exhibit 10.2 of Cellu Tissue’s Quarterly Report on Form 10-Q, filed with the SEC on July 2, 2009)

10.32	Performance Stock Option Agreement by Cellu Parent Corporation to Russell Taylor, dated April 13, 2009 (incorporated by reference to Exhibit 10.3 of Cellu Tissue’s Quarterly Report on Form 10-Q, filed with the SEC on July 2, 2009)

10.33	Form of Indemnity Agreement to be entered into between Cellu Tissue and its directors and executive officers (incorporated by reference to Exhibit 10.34 of Cellu Tissue’s Registration Statement on Form S-1/A dated December 4, 2009)

10.34	Form of Indemnity Agreement to be entered into between Cellu Tissue and representatives of Weston Presidio (incorporated by reference to Exhibit 10.35 of Cellu Tissue’s Registration Statement on Form S-1/A dated December 4, 2009)

10.35	Fifth Amendment, dated December 4, 2009, to the Credit Agreement, dated June 12, 2006, among Cellu Tissue, as U.S. Borrower, Interlake Acquisition Corporation Limited, a subsidiary of Cellu Tissue, as Canadian Borrower, certain subsidiaries of Cellu Tissue, Cellu Paper Holdings, Inc., JPMorgan Chase Bank, N.A. and JPMorgan Chase Bank, N.A., Toronto Branch (incorporated by reference to Exhibit 10.1 of Cellu Tissue’s Current Report on Form 8-K, filed with the SEC on December 9, 2009)

10.36	First Amendment, dated December 4, 2009, to the Amended and Restated Reimbursement Agreement, dated March 21, 2007, between Cellu Tissue-CityForest LLC and Associated Bank, National Association (incorporated by reference to Exhibit 10.2 of Cellu Tissue’s Current Report on Form 8-K, filed with the SEC on December 9, 2009)

21.1*	List of subsidiaries of the Company

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(c)	See Financial Statements immediately following Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cellu Tissue Holdings, Inc.

By:	/S/ RUSSELL C. TAYLOR
Russell C. Taylor, President and Chief Executive Officer

April 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ RUSSELL C. TAYLOR Russell C. Taylor, President and Chief Executive Officer (Principal Executive Officer), Director	/S/ DAVID J. MORRIS Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ SEAN HONEY Chairman and Director	/S/ DAVID FERGUSON Director

/S/ STEVEN ZIESSLER Chief Operating Officer Director	/S/ CYNTHIA JAMISON Director

/S/ JOSEPH TROY Director	/S/ GORDON ULSH Director

FORM 10-K

ITEM 15(a) (1) and (2)

CELLU TISSUE HOLDINGS, INC.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Cellu Tissue Holdings, Inc. and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Cellu Tissue Holdings, Inc. and its subsidiaries (the Company) at February 28, 2010 and February 28, 2009, and the results of their operations and their cash flows for each of the two years ended February 28, 2010 and February 28, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule information for the years ended February 28, 2010 and February 28, 2009 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

April 30, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Cellu Tissue Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity, and cash flows of Cellu Tissue Holdings, Inc. and Subsidiaries (the “Company”), for the fiscal year ended February 29, 2008. Our audit also included the financial statement schedule for the year ended February 29, 2008, listed in the Index at Item 15(a). These 2008 financial statements and related schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2008 financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Cellu Tissue Holdings, Inc. and Subsidiaries for the fiscal year ended February 29, 2008, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended February 29, 2008, when considered in relation to the basic 2008 financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Hartford, Connecticut

January 28, 2009, except

    for Note 19, as to

    which the date is

    October 16, 2009

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	February 28, 2010	February 28, 2009
Assets
Current assets:
Cash and cash equivalents	$3,299,033	$361,035
Receivables, net of allowance of $195,000 in 2010 and $385,323 in 2009	49,659,464	54,065,899
Inventories	56,586,982	47,216,049
Prepaid expenses and other current assets	3,810,934	2,085,774
Income tax receivable	2,788,118	174,084
Deferred income taxes	1,180,866	3,515,295

Total current assets	117,325,397	107,418,136
Property, plant and equipment, net	307,635,021	301,987,941
Goodwill	41,020,138	41,020,138
Other intangibles, net	27,339,953	31,672,477
Other assets	9,385,877	1,948,108

Total assets	$502,706,386	$484,046,800

Liabilities and stockholders’ equity
Current liabilities:
Bank overdrafts	$—	$3,285,420
Revolving line of credit	1,000,750	18,530,824
Accounts payable	34,275,598	16,726,143
Accrued expenses	27,820,255	26,548,639
Accrued interest	6,721,143	10,160,124
Other current liabilities	623,653	17,448,707
Current portion of long-term debt	760,000	760,000

Total current liabilities	71,201,399	93,459,857
Long-term debt, less current portion	242,538,125	242,361,944
Deferred income taxes	77,178,393	75,110,277
Other liabilities	956,444	5,378,059
Stockholders’ equity:
Common stock, $.01 par value, 23,715,470 shares authorized, 20,145,176 shares issued and outstanding as of February 28, 2010 and Common Stock, $.01 par value, 18,245,459 shares authorized, 17,447,971 shares issued and outstanding as of February 28, 2009	201,452	174,480
Capital in excess of par value	103,076,890	70,774,381
Accumulated earnings	7,460,692	3,698,071
Accumulated other comprehensive income (loss)	92,991	(6,910,269)

Total stockholders’ equity	110,832,025	67,736,663

Total liabilities and stockholders’ equity	$502,706,386	$484,046,800

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	Fiscal Year Ended
	February 28, 2010	February 28, 2009	February 29, 2008
Net sales	$511,280,798	$519,022,843	$443,081,130
Cost of goods sold	432,220,266	464,118,066	401,352,016

Gross profit	79,060,532	54,904,777	41,729,114
Selling, general and administrative expenses	22,552,055	21,868,989	20,020,819
Terminated acquisition-related transaction costs	—	—	2,078,212
Amortization expense	4,332,524	2,872,523	—

Income from operations	52,175,953	30,163,265	19,630,083
Interest expense, net	39,593,747	24,709,461	19,870,029
Foreign currency (gain) loss	1,282,228	(562,232)	100,335
Other expense (income)	(8,273)	67,123	(132,623)

Income (loss) before income tax benefit	11,308,251	5,948,913	(207,658)
Income tax expense (benefit)	7,545,630	(611,275)	(3,909,414)

Net income	$3,762,621	$6,560,188	$3,701,756

Basic and diluted net income per share	$0.21	$0.38	$0.21

Basic shares outstanding	17,684,134	17,447,971	17,447,971

Diluted shares outstanding	17,713,863	17,447,971	17,447,971

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Shares Outstanding	Par Value Common Stock	Capital in Excess of Par Value	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, February 28, 2007	17,447,971	$174,480	$46,084,622	$(6,563,873)	$(942,732)	$38,752,497
Stock-based compensation			776,113			776,113
Net income				3,701,756		3,701,756
Foreign currency translation					2,855,088	2,855,088

Comprehensive income						6,556,844

Balance, February 29, 2008	17,447,971	174,480	46,860,735	(2,862,117)	1,912,356	46,085,454
Stock-based compensation			939,530			939,530
Equity investment			21,701,819			21,701,819
Earnout payment			1,272,297			1,272,297
Net income				6,560,188		6,560,188
Foreign currency translation					(6,105,161)	(6,105,161)
Derivative-unrealized loss					(2,717,464)	(2,717,464)

Comprehensive loss						(2,262,437)

Balance, February 28, 2009	17,447,971	174,480	70,774,381	3,698,071	(6,910,269)	67,736,663
Proceeds from common stock sold in initial public offering	2,675,000	26,750	28,944,663			28,971,413
Earnout payment			1,698,755			1,698,755
Stock issued upon exercise of stock options	22,205	222	63,135			63,357
Repurchase and cancellation of options in connection with IPO put right			(332,603)			(332,603)
Stock-based compensation			1,928,559			1,928,559
Net income				3,762,621		3,762,621
Foreign currency translation					4,909,448	4,909,448
Derivative-unrealized gain					2,093,812	2,093,812

Comprehensive income						10,765,881

Balance, February 28, 2010	20,145,176	$201,452	$103,076,890	$7,460,692	$92,991	$110,832,025

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	February 28, 2010	February 28, 2009	February 29, 2008
Cash flows from operating activities
Net income	$3,762,621	$6,560,188	$3,701,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,889,714	23,656,245	24,146,137
Amortization of intangibles	4,332,524	2,872,523	—
Amortization and write-off of debt issuance costs	2,288,072	306,668	—
Accretion and write-off of debt discount	4,269,352	1,835,001	616,437
Stock-based compensation	1,928,559	939,530	808,111
Deferred income taxes	4,403,542	(2,232,976)	(6,964,358)
Loss (gain) from natural gas swaps	—	242,686	(170,564)
Loss on disposal of fixed assets	812,876	—	—
Changes in operating assets and liabilities net of effects of business acquisitions:
Receivables	5,396,260	(3,017,970)	(4,829,995)
Inventories	(8,506,452)	(6,702,780)	(3,696,311)
Prepaid expenses and other current assets	(4,277,911)	1,782,185	1,363,243
Other assets	324,635	(123,460)	552,555
Accounts payable, accrued expenses, accrued interest and other liabilities	15,568,373	(2,057,997)	4,268,868

Total adjustments	51,429,544	17,499,655	16,094,123

Net cash provided by operating activities	55,192,165	24,059,843	19,795,879
Cash flows from investing activities
Cash paid for acquisition, net of cash received	—	(64,154,906)	(43,663,270)
Capital expenditures	(26,993,044)	(16,401,848)	(20,477,426)

Net cash used in investing activities	(26,993,044)	(80,556,754)	(64,140,696)
Cash flows from financing activities
Proceeds from note offering	245,738,400	36,900,000	20,000,000
Proceeds from initial public offering	28,971,413	—	—
Proceeds from stock options exercised	100,904	—	—
Purchases of employee stock options	(450,988)	—	—
Excess tax benefits from stock-based compensation programs	80,838	—	—
Payments of long-term debt	(249,831,572)	(760,000)	(575,000)
Borrowings on revolving credit facility	36,453,125	85,448,141	69,600,000
Repayments on revolving credit facility	(53,983,199)	(76,717,317)	(59,800,000)
Cash portion of earnout payment	(18,301,245)	(7,027,346)	—
Bank overdrafts	(3,285,420)	3,285,420	—
Equity investment by shareholders	—	15,001,463	(32,000)
Payment of deferred financing fees	(9,739,269)	(885,958)	—

Net cash provided by (used in) financing activities	(24,247,013)	55,244,403	29,193,000
Effect of foreign currency	(1,014,110)	730,155	(225,396)

Net (decrease) increase in cash and cash equivalents	2,937,998	(522,353)	(15,377,213)
Cash and cash equivalents at beginning of period	361,035	883,388	16,260,601

Cash and cash equivalents at end of period	$3,299,033	$361,035	$883,388

Supplemental disclosure of cash flow information
Cash paid during the year for Interest	$35,422,773	$18,939,787	$18,397,690
Cash paid during the year for Income taxes	$6,233,069	$2,373,871	$2,828,444

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

Cellu Tissue Holdings, Inc., (“the Company” or “Cellu Tissue”), a Delaware corporation, together with its consolidated subsidiaries, primarily produces converted tissue products, tissue hard rolls and machine-glazed tissue that are sold to leading consumer retailers and away-from-home distributors of tissue products, vertically integrated manufacturers and third-party converters serving the tissue and machine-glazed tissue segments.

On June 12, 2006, Weston Presidio V, L.P. (“Weston Presidio”) acquired the Company through a series of acquisitions and mergers. The Company accounted for this as a purchase, which resulted in a new valuation for the assets and liabilities of the Company based upon fair values as of the date of the acquisition. The Company has reflected all applicable purchase accounting adjustments in the Company’s consolidated financial statements for all periods subsequent to the acquisition date.

In connection with the Company’s initial public offering of equity securities, which closed on January 27, 2010 (“IPO”), Cellu Paper Holdings, Inc., the Company’s direct parent, which had no operating activities, merged with and into Cellu Tissue, with Cellu Tissue surviving the merger. Immediately following this merger, Cellu Parent Corporation, which then became our direct parent, merged with and into Cellu Tissue, with Cellu Tissue surviving this second merger. In connection with these reorganization transactions, the holders of Cellu Parent Corporation’s outstanding Series A preferred stock ultimately received an aggregate of 13,528,287 shares of our common stock, the holders of Cellu Parent Corporation’s outstanding Series B preferred stock ultimately received an aggregate of 2,836,771 shares of our common stock, and the holders of Cellu Parent Corporation’s common stock received an aggregate of 1,082,913 shares of our common stock.

Note 2. Summary of Significant Accounting Policies

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

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Inventories

Inventories are stated at the lower of cost (average cost method) or market. The Company provides allowances for materials or products that are determined to be obsolete, or for quantities on hand in excess of expected normal, future requirements. Included in packaging materials and supplies are felts and wires. These component parts are kept in inventory until they are installed on the machines. Once installed, felts and wires are amortized over their estimated useful lives of approximately three months.

Maintenance and Repairs

Maintenance and repair expenditures that do not qualify to be capitalized are expensed as incurred.

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

Asset Impairment

The Company evaluates the appropriateness of the carrying amounts of its long-lived assets whenever indicators of impairment are deemed to exist. The Company believes that, as of February 28, 2010, there are no impairments of the carrying amounts of such assets and no reduction in their estimated useful lives is warranted.

Goodwill and Trademarks

Goodwill represents cash paid in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized, but tested for impairment annually at year-end, and at any time when events suggest impairment may have occurred. The Company’s goodwill impairment test is performed by comparing the estimated fair value of the reporting unit to the carrying value of the

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

reporting unit. The Company has two reporting units (tissue and machine-glazed paper) to which the goodwill is assigned and tested for impairment. The Company incorporates assumptions involving future growth rates, discount rates and tax rates in projecting the future cash flows. In the event the carrying value of a reporting unit exceeds its estimated fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value. Goodwill as of February 28, 2010 was approximately $41.0 million. No goodwill impairment has been recorded during fiscal years 2010, 2009, or 2008.

Trademarks are not amortized, except in connection with the APF Acquisition (see Note 3), but tested for impairment annually at the end of the Company’s second quarter and at any time when events suggest impairment may have occurred. The impairment test is performed by comparing the carrying amount to its estimated fair market value at the time of the assessment. In the event the carrying value of the trademark exceeds its estimated fair value, an impairment loss would be recognized. No trademark impairments were recorded during fiscal years 2010, 2009 or 2008.

Derivatives and Hedging

The Company uses derivative financial instruments to offset a portion of its exposure to market risk arising from changes in the price of natural gas. Hedging of this risk is accomplished by entering into forward swap contracts, which are designated as hedges of specific quantities of natural gas expected to be purchased in future months. These contracts are held for purposes other than trading and are designated as cash flow hedges. The Company measures fair value of its derivative financial instruments using fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Company uses a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows: level 1—inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access; level 2—inputs utilize data points that are observable such as quoted prices, interest rate and yield curves; level 3—inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The Company’s natural gas forward contracts are valued using industry-standard models that use observable market inputs (forward market prices for natural gas) as their basis. The Company classifies these instruments within level 2 of the valuation hierarchy. For level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (non performance risk). As of February 28, 2010, the fair value of these cash flow hedging instruments was $0.6 million and is included in other current liabilities. The fair value of cash flow hedges at February 28, 2009 was a liability of $2.7 million, of which $2.4 million is included in other current liabilities and $0.3 million is included in other liabilities. The notional value of the natural gas forward contracts outstanding is $4.4 million as of February 28, 2010.

Prior to the third quarter of the fiscal year ended February 28, 2009, these contracts were not designated as hedges and accordingly, for the fiscal year ended February 29, 2008 a $0.2 million gain was recorded to earnings. Hedging activities transacted in fiscal 2010 have been designated as hedges and during the next 12 months, $4.4 million remains to be reclassified to earnings (cost of goods sold) consistent with the underlying hedging transactions.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Foreign Currency Translation

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

Customer Concentrations

For fiscal years 2010 and 2009, no one customer comprised more than 10% of sales. For fiscal year 2008, one customer comprised 13.4% of sales.

Shipping and Handling Costs

The Company classifies third-party shipping and handling costs as a component of cost of goods sold. Shipping and handling amounts that the Company bills to customers are included in net sales.

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

Financial Instruments

The Company estimates the fair value of financial instruments for financial statement disclosure. For these purposes, the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The carrying amount of the Company’s borrowings under its revolving line of credit approximates its fair value due to its varying interest rate. The Company’s fair value estimate for the 2014 Notes was based on quoted trade prices. The estimated fair value as of February 28, 2010 was $250.8 million.

New Accounting Standards

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

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

•

Subsequent Events: The pronouncement codifies existing standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the pronouncement did not have any impact on the Company’s Consolidated Financial Statements.

Note 3. Acquisitions

On July 2, 2008, the Company, through two newly created, wholly-owned subsidiaries, Cellu Tissue—Hauppauge, LLC (“Cellu Hauppauge”) and Cellu Tissue—Thomaston, LLC (“Cellu Thomaston”), consummated the acquisition of certain assets and assumption of certain liabilities, from Atlantic Paper & Foil Corp. of N.Y., Atlantic Lakeside Properties, LLC, Atlantic Paper & Foil, LLC, Atlantic Paper & Foil of Georgia, LLC and Consumer Licensing Corporation (collectively, the “Sellers”) pursuant to a definitive asset purchase agreement (the “Purchase Agreement”) between the Company and the Sellers. The aggregate purchase price paid was $68.0 million, including a cash payment at closing of $61.7 million and the issuance of a promissory note by the Company to Atlantic Paper & Foil Corp. of N.Y. in the principal amount of $6.3 million (the “Seller Note”), plus the assumption of certain liabilities. The Company also incurred $2.5 million of transaction related costs. The purchase price, which was subject to certain post-closing working capital adjustments, was adjusted downward by approximately $63,000 for the working capital adjustment settlement that was finalized in the third fiscal quarter 2009. The acquisition of these assets and assumption of related liabilities is referred to as the “APF Acquisition” and the acquired business is referred to as “APF”. The Company financed the cash portion of the purchase price with cash on hand, additional borrowings and a $15.0 million equity contribution from its then Parent.

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

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The results of APF’s operations from the July 2, 2008 date of acquisition are primarily included in the Company’s tissue segment. Part of the acquisition related to the foam business, which the Company reports as a separate segment. Unaudited pro forma results of operations for the year ended February 28, 2009, are treated as if the Company and APF had been combined at the beginning of the period presented and are presented below. The pro forma results include estimates and assumptions, which the Company’s management believes are reasonable. However, the pro forma results do not include any cost savings or other effects of the planned integration of APF and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

	Fiscal Year Ended February 28, 2009(1)
	Actual	Pro Forma (unaudited)
	(in thousands)
Net sales	$519,023	$551,109
Operating income	$30,163	$33,772
Net income	$6,560	$7,344

(1)	Pro forma operating results include the operating results for APF for the period March 1, 2008 to June 30, 2008, prior to its acquisition on July 2, 2008. The actual operating results include the operating results for APF for the period from the acquisition date (July 2, 2008) to February 28, 2009.

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

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The CityForest Acquisition has been accounted for as a purchase and, accordingly, the consolidated statements of operations includes the results of CityForest for fiscal year 2009 and for fiscal year 2008 from the date of acquisition. The Company has allocated the excess of purchase price to the net assets acquired in the acquisition based on its estimates of the fair value of assets and liabilities as follows:

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

Note 4. Stock-Based Compensation

The Company accounts for stock based compensation using the fair value-based method and the recording of such expense in the Company’s consolidated statements of operations. The Company provides stock-based compensation under the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”) and the 2010 Equity Compensation Plan (the “2010 Plan”). Under each plan, the administrator of the plan (the “Plan Administrator”) may make awards of options to purchase shares of common stock of the Company and/or awards of shares of common stock of the Company and, under the 2010 Plan, stock appreciation rights with respect to common stock of the Company. No additional awards will be made under the 2006 Plan. A maximum of 2,795,000 shares of common stock of the Company may be delivered in satisfaction of awards under the 2010 Plan and a maximum of 797,499 shares of common stock of the Company may be delivered in satisfaction of awards under the 2006 Plan. Key

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

employees and directors of the Company or its affiliates of the Company are eligible to participate in the plans. Stock options and stock appreciation rights are granted at a strike price at least equal to the fair value of the Company’s stock on the date of grant.

In conjunction with the Company’s initial public offering, the Company modified all equity awards outstanding at January 22, 2010. This modification was structured to maintain the intrinsic value for each employee, such that the intrinsic value after the initial public offering was identical to the intrinsic value immediately prior to the initial public offering. These modifications did not yield any incremental compensation cost.

Stock options granted prior to the Company’s initial public offering were granted with a strike price at the estimated fair value of the Company’s stock on the date of grant. Stock options subsequent to the initial public offering were granted with a strike price equal to the closing price on grant date. The Company uses a risk-free interest rate based on the U.S. Treasury yield in effect at the time of grant with a term equal to the expected life. The Company does not pay a dividend, so accordingly, the dividend yield is zero. The expected term of the options represents the period of time the options are expected to be outstanding. Prior to the initial public offering, expected volatility is based on the historical market value of the Company’s stock. For the January 27, 2010 grant, volatility was determined using volatility of comparable companies.

Upon exercise of stock options, the Company issues new shares to fulfill its obligation to the option holder.

April 13, 2009 Stock Option Awards

Non-executive employees: On April 13, 2009, the Company granted 267,611 stock options to non-executive employees whereby 35% of each individual’s stock options vest ratably over 4 years and 65% are earned only upon attainment of certain market conditions relative to a change in ownership of the Company. The fair value of the stock option grants related to service that vest ratably over 4 years was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the stock options were: no dividend yield; 40% volatility; 1.4% risk free interest rate; and 10-year expected life. The fair value of the option awards was $5.28 per share.

Executive employees: The Company granted 355,601 stock options which are earned only upon attainment of certain market conditions relative to a change in ownership of the Company. To determine fair value the stock options at the date of grant, the Company used the Monte-Carlo model and included the followings assumptions: no dividend yield; 40% volatility; 1.4% risk-free interest rate; and 3.5 year expected term. The fair value of the option awards was $5.28 per share.

In January 2010, in conjunction with the Company’s initial public offering, it was determined that the conditions relative to a change in ownership had been attained with respect to a portion of each non-executive and executive employee stock option award. The Company vested the stock option awards that are subject to the change in ownership condition in their entirety for certain non-executive employees. The stock option awards with time based vesting were not vested in connection with the initial public offering. Additionally, 32.4% of the executive employee stock option awards were immediately vested in connection with the initial public offering and that the vesting period for the remaining options would be three years. As a result, the Company recorded $0.4 million of stock-based compensation expense.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 27, 2010 Equity Awards

On January 27, 2010, the Company granted the following equity awards: 292,754 options to its employees that vest ratably over 4 years; 23,270 options to its outside directors that vest on the first anniversary of the grant date; and 9,615 shares of restricted stock to its outside directors that vest on the first anniversary of the grant date.

The Company used a Black-Sholes option pricing model to fair value the January 27, 2010 option awards. The assumptions used to value the January 27, 2010 equity awards were: no dividend yield; 60% volatility; 3.0% risk free interest rate; and 6-year expected life. The fair value of the option awards was $6.62 per share.

Accelerated Vesting of Restricted Stock

In January 2010, as a result of the Company’s initial public offering, restricted stock that was previously granted to certain employees was immediately vested. Total stock compensation expense for this restricted stock grant for fiscal years 2010, 2009 and 2008 was $1.4 million, $0.6 million and $0.7 million respectively.

Put Right

In conjunction with the Company’s initial public offering, the Company granted a put right to certain option holders on January 27, 2010 whereby they could sell 32.4% of their vested options to the Company at the initial public offering price of $13.00. The put right expired on February 1, 2010. Option holders exercising their put right sold 71,611 shares to the Company for $0.6 million, of which $0.5 million was recorded as a reduction to additional paid-in-capital and $0.1 million was recorded as stock-based compensation expense. The shares sold to the Company were immediately cancelled.

Section 83(b) Elections under the Internal Revenue Code of 1986, as Amended

The Company has previously entered into Restricted Stock Agreements with certain employees and outside directors. The Company agreed to pay an amount to the named individual equal to the amount that would be included in such individual’s gross income and payable as income tax as a result of making a Section 83(b) election under the Internal Revenue Code of 1986, as amended. As a result of these elections, the Company has recorded stock-based compensation expense of $0.1 million, $0.2 million and $0.5 million in fiscal 2010, 2009 and 2008, respectively.

Other

The weighted average fair value of stock options granted during the fiscal year 2010, 2009 and 2008 was $2.75, $4.21 and $3.62 per share, respectively.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Unrecognized compensation costs related for stock-based compensation arrangements granted under the plans were $2.8 million as of February 28, 2010. A summary of the outstanding options as of February 28, 2010 and for the fiscal year then ended is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding, beginning of year	241,507	$4.70	6.99 Years
Exercised	(22,205)	$4.54	8.21 Years
Cancelled	(71,611)	$4.77	8.31 Years
Forfeited	(67,231)	$4.83	7.30 Years
Granted	939,236	$7.36	9.39 Years

Outstanding, end of year	1,019,696	$7.14	9.05 Years

Exercisable, end of year	281,419	$5.04	7.14 Years

For fiscal year 2010, 2009 and 2008, the Company has recorded $2,138,420, $753,350 and $685,100, respectively, of stock-based compensation expense recorded in selling, general and administrative expense.

Note 5. Capital Stock

On January 27, 2010, the Company completed a primary and secondary IPO. In the primary IPO, the Company sold 2,675,000 shares of common stock at an offering price of $13.00 per share. The gross proceeds of $34.8 million were reduced by $2.4 million in underwriter fees and $3.4 million of other costs associated with the IPO. The net proceeds from the primary IPO were used to pay down a portion of the Company’s existing debt—see Note 6. The secondary IPO sold 5,625,000 shares of common stock owned by existing shareholders at an offering price of $13.00 per share. The proceeds from the secondary offering were retained by the existing shareholders.

Note 6. Long-Term Debt

During June 2009, through a series of transactions, the Company refinanced its debt, which resulted in higher overall interest rates and extended the overall maturity of its long-term debt. The new 11 1/2% Senior Secured Notes due in 2014 (“2014 Notes”) generated cash proceeds of $245,738,400. These proceeds were used to retire all of the 9 3/4% Senior Secured Notes due in 2010 (“2010 Notes”). In connection with the refinancing, the Company recorded a loss of $2,211,274 on the early extinguishment of debt as a component of interest expense.

In February 2010, the Company used IPO net proceeds and cash on-hand to retire a portion of outstanding long-term indebtedness. The Company repaid in full the $6.3 million Seller Note Payable. In addition, the Company paid $22.9 million to repurchase a portion of the 2014 Notes, comprising of $20,516,000 of principle amounts outstanding and $2,337,608 in premiums. In connection with the partial repurchase of the 2014 Notes, the Company recorded a loss of $1,375,450 on the early extinguishment of debt. Both the premium and loss were recorded as a component of interest expense.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Long-term debt consists of the following:

	February 28, 2010	February 28, 2009
2014 Notes	$226,943,125	$—
2010 Notes	—	219,706,944
City Forest Industrial Bonds	16,355,000	17,115,000
Seller Note Payable	—	6,300,000

	243,298,125	243,121,944
Less current portion of debt	760,000	760,000

	$242,538,125	$242,361,944

The maturities of long-term debt for the next five years are as follows: 2011—$760,000; 2012—$760,000; 2013—$760,000; 2014—$760,000 and thereafter—$247.8 million.

2014 Notes: In June 2009, the Company completed a private placement of $255 million principal face amount (2014 Notes), which have an effective interest rate of 12.48%. The 2014 Notes pay interest in arrears on June 1 and December 1 of each year. The 2014 Notes are secured by liens on substantially all of the Company’s assets. The Indenture in connection with the 2014 Notes contains customary covenants and events of default, including limitations on certain restricted payments, the incurrence of additional indebtedness and the sale of certain assets. The Company is compliant with these covenants as of February 28, 2010. All of the Company’s subsidiaries guarantee the 2014 Notes. During the third quarter of fiscal year 2010, the Company exchanged all of the original 2014 Notes for new 2014 Notes substantially identical to the old notes, except that the new 2014 Notes are registered with the Securities and Exchange Commission. Cellu Tissue has no independent assets or operations and the 2014 Notes are fully and unconditionally guaranteed jointly and severally by all of the Company’s subsidiaries.

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

2006 Credit Agreement: In June 2006, the Company entered into a Credit Agreement (the “Credit Agreement”), that currently provides for a $60.0 million working capital facility, including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. Of the $60.0 million of total borrowings available, an amount up to $55.0 million is available, in U.S. dollars, to the U.S. Borrower under the facility and an amount up to $5.0 million is available, in U.S. or Canadian dollars, to the Canadian Borrower under the facility. Borrowings under the working capital facility are secured by substantially all of the Company’s assets and guaranteed by the Company’s subsidiaries. As of February 28, 2010 and 2009, $1.0 million and $18.5 million, respectively, of borrowings were outstanding under this working capital facility. The

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Company has the option of using an interest rate that is either Prime or LIBOR, plus an incremental rate determined by the borrowing agreement. At February 28, 2010, the Company’s interest rate was prime plus an incremental rate of 0.25%, totaling 3.5%.

Effective upon closing of the January 2010 initial public offering, the Company obtained an amendment to the Credit Agreement to:,

•	remove Parent from relevant provisions of the Credit Agreement;

•

revise the definition of the term “change in control” to include, among other items, any person becoming the beneficial owner of more than 50% of the total voting power of Cellu Tissue (other than Weston Presidio V, L.P. and its co-investors) or a change in the majority of our board of directors;

•	revise the definition of the term “prepayment event” to exclude from this definition the issuance of common stock in the offering;

•	revise the definition of the term “swap agreement” to include energy hedging contracts, which we may enter into from time to time to hedge or mitigate risks to which we have actual exposure;

•	permit the reorganization transactions and the IPO under the Credit Agreement’s covenants prohibiting certain structural changes and changes to our organizational documents; and

•

permit the payment, redemption or repurchase of any portion of our 2014 Notes, our indebtedness related to our CityForest industrial revenue bonds and our $6.3 million promissory note issued in the APF Acquisition with the proceeds from the IPO.

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

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company obtained an amendment to the Reimbursement Agreement, effective upon closing of the initial public offering on January 27, 2010, which:

•	increased the annual letter of credit fee to 2.5%;

•

revised the definition of the term “change of control” to include, among other items, any person becoming the beneficial owner of more than 50% of the total voting power of Cellu Tissue (other than Weston Presidio V, L.P. and its co-investors) or a change in the majority of our board of directors;

•	decreased the maximum leverage ratio for CityForest from a ratio of 3.5 to 1.0 to a ratio of 2.5 to 1.0; and

•	increased the minimum fixed charge coverage ratio for CityForest from a ratio of 1.0 to 1.0 to a ratio of 1.2 to 1.0.

Amounts borrowed by CityForest under the revolving credit facility bear interest at a rate per annum equal to the LIBOR Rate (as defined in the Reimbursement Agreement), plus an applicable margin. The applicable margin percentage initially is 1.75%, subject to adjustment on a quarterly basis based upon CityForest’s leverage. The interest rate was 1.98% and 2.25% at February 28, 2010 and 2009, respectively. CityForest is also obligated to pay a commitment fee with respect to any unused commitment under the revolving credit facility in an amount equal to 0.50% per annum. The maturity date of the revolving credit facility is February 15, 2011. The revolving credit facility is secured by the assets of CityForest.

In connection with these CityForest credit facilities, the Company has $1.2 million of restricted cash as of February 28, 2010 and 2009, which is included in other assets on the balance sheet. In addition, the Reimbursement Agreement provides that in certain circumstances where the Company incurs indebtedness, as defined, in excess of amounts currently permitted under the CityForest Indenture or refinances the indebtedness issued under the CityForest Indenture, CityForest may be required to repay all of its obligations under the revolving line of credit and either cause the bonds to be redeemed or to replace the revolving credit facility and provide a new letter of credit from another lender.

Seller Note Payable: As part of the financing of the APF Acquisition, the Company entered into a Seller Note in the principal amount of $6,300,000. In January 2010, using proceeds from IPO, the Company repaid the Seller Note Payable which was initially due in quarterly installments with the principal on July 2, 2011. The interest rate on this note was 12%.

Note 7. Deferred Financing Fees

In connection with the debt refinancing discussed in Note 5, the Company capitalized deferred financing fees of $9.7 million related to the 2014 Notes which are being amortized using the effective interest method over their five year life. In addition, in connection with the APF Acquisition, the Company incurred approximately $0.2 million of costs related to the amendment to the Credit Agreement and $0.7 million of costs related to an additional issuance of 2010 Notes.

As a result of the debt refinancing, the Company wrote off the remaining unamortized 2010 Notes deferred financing fees of $0.3 million during the three months ended August 27, 2009.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In the fourth quarter of fiscal 2010, the Company repurchased a portion of its 2014 Notes using proceeds from the January 2010 initial public offering and reduced deferred financing fees by $0.8 million which is reflected as a component of interest expense.

The deferred financing fees and related accumulated amortization balances as of February 28, 2010 and 2009 are as follows:

	February 28, 2010	February 28, 2009
2014 Notes	$8,955,677	$—
Credit agreement	231,651	231,651
2010 Notes	—	654,307

	9,187,328	885,958
Accumulated amortization	(1,156,843)	(306,668)

	$8,030,485	$579,290

These fees, net of accumulated amortization, are included in other assets on the balance sheet as of February 28, 2010 and 2009.

Note 8. Income Taxes

The components of pretax income (loss) consist of the following:

	Year Ended February 28, 2010	Year Ended February 28, 2009	Year Ended February 29, 2008
United States	$12,675,647	$3,998,310	$(2,750,715)
Foreign	(1,367,396)	1,950,603	2,543,057

Total pretax income (loss)	$11,308,251	$5,948,913	$(207,658)

The provision for income tax expense (benefit) consisted of the following:

	Year Ended February 28, 2010	Year Ended February 28, 2009	Year Ended February 29, 2008
Current:
Federal	$2,675,655	$(28,473)	$1,753,405
State	614,806	468,503	49,000
Foreign	99,903	1,181,671	1,282,657

	3,390,364	1,621,701	3,085,062

Deferred:
Federal	4,621,593	1,132,974	(3,183,542)
State	620,833	(2,883,138)	(2,053,590)
Foreign	(1,087,160)	(482,812)	(1,757,344)

	4,155,266	(2,232,976)	(6,994,476)

	$7,545,630	$(611,275)	$(3,909,414)

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The foreign portion of the provision for income taxes is a result of operations at one of the Company’s subsidiaries, Interlake Acquisition Corporation Limited (“Interlake”), in Canada. The Company provides for U.S. income tax and foreign withholding tax on the undistributed earnings of Interlake, as these earnings are not considered permanently reinvested outside the U.S. The reconciliation of income tax benefit on income (loss) at the U.S. federal statutory tax rates to the effective income tax rates is as follows:

	Year Ended February 28, 2010	Year Ended February 28, 2009	Year Ended February 29, 2008
Tax at U.S. statutory rate	$4,435,780	$1,359,425	$(955,416)
Tax at foreign statutory rate	(423,893)	663,205	867,691
State taxes, net of federal benefit	709,830	323,534	(521,065)
Foreign non-deductible expense	568	1,260	1,024
U.S. non-deductible items	115,942	698,542	(148,240)
Provision to return changes	1,320,528	(64,443)	(867,460)
AMT credit	—	—	(290,979)
Foreign tax credit	—	(1,103,183)	—
Federal rate change	1,835,972	—	—
Reserve for uncertain tax positions	24,134	232,279	845,668
State deferred rate change	120,824	(2,864,838)	(1,500,184)
Canadian deferred rate change	(460,316)	—	(1,383,386)
Other	(133,739)	142,944	42,933

Income tax expense (benefit)	$7,545,630	$(611,275)	$(3,909,414)

Included in the income tax expense for fiscal year 2010 is $1.8 million expense associated with a change in the Company’s effective federal tax rate which is expected to be realized in the future and $1.3 million expense associated with the filing of the Company’s 2009 federal and state income tax returns. The difference primarily related to estimates used to calculate foreign subsidiary deemed dividends and estimates affecting the generation and utilization of alternative minimum tax credits. Included in the income tax benefit for fiscal year 2009 is $1.1 million benefit related to foreign tax credits generated in the current year and $2.9 million benefit associated with changes in the Company’s effective state tax rates which are expected to be realized in the future. Included in the income tax benefit for fiscal year 2008 is $1.4 million and $1.5 million, respectively, of benefit associated with future changes in Canadian tax rates due to legislative changes and changes in the Company’s effective state tax rates which are expected to be realized in the future.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	February 28, 2010	February 28, 2009
Deferred tax assets:
Compensation and benefits	$1,170,803	$1,199,632
NOL carryforward	1,924,188	784,625
Accounts receivable	73,620	140,536
Refinancing costs	413,945	1,677,092
Capitalized transaction costs	(686,264)	(336,038)
AMT credit	—	25,831
Deferred revenue	438,663	—
Foreign tax credit	3,248,256	3,612,331
Other	570,849	552,632

	7,154,060	7,656,641
Valuation allowance	(1,690,722)	(730,778)

Total deferred tax assets	5,463,338	6,925,863
Deferred tax liabilities:
Goodwill/trademarks	(3,807,476)	(290,882)
Restricted stock	(32,129)	(1,412,035)
Interest	(1,602,072)	(514,530)
Property, plant and equipment	(75,495,530)	(75,662,864)
Other	(523,658)	(640,534)

Total deferred tax liabilities	(81,460,865)	(78,520,845)

Net deferred tax liability	$(75,997,527)	$(71,594,982)

	February 28, 2010	February 28, 2009
As presented on the balance sheet:
Current deferred income tax assets	$1,180,866	$3,515,295
Noncurrent deferred income tax liabilities	(77,178,393)	(75,110,277)

	$(75,977,527)	$(71,594,982)

The temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are net operating loss carryforwards, differences between financial statement and tax bases of property, plant and equipment, foreign tax credit carryforwards and other miscellaneous accruals and reserves.

As of February 28, 2010, the Company had state NOLs of approximately $37 million and state tax credits of approximately $1 million which begin to expire in 2019 and foreign tax credit carryforwards of approximately $3 million which begin to expire in 2017. We currently anticipate utilizing the majority of the recorded state tax credits and foreign tax credits prior to their expiration. We currently believe that it is more likely than not that we will not realize the benefits of the majority of our state net operating losses prior to their expiration.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of the majority of the foreign tax credit and state tax credit deductible differences. We believe that it is more likely than not that we will not realize the benefits of the state net operating losses prior to the expiration. We have recorded a valuation allowance on the majority of our state net operating losses and a portion of our state tax credits and foreign tax credits.

The Company believes that all of its current and prior tax filing positions have substantial merit and intends to defend vigorously any tax claims asserted. The Company believes that it has sufficient accruals to address any claims, including interest and penalties. A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Year Ended February 28, 2010	Year Ended February 28, 2009	Year Ended February 29, 2008
Beginning of year	$1,686,565	$1,509,000	$706,000
Increase in unrecognized tax benefits resulting from:
Positions taken in current period	167,572	132,198	—
Decrease in unrecognized tax benefits resulting from:
Positions taken in current period	—	104,279	—
Statute of limitations expiration	(163,196)	(58,912)	—
Positions taken in the prior period	(153,014)	—	803,000

End of year	$1,537,927	$1,686,565	$1,509,000

We recognize interest and penalties accrued related to unrecognized tax benefits as components of income tax expense (benefit). The interest and penalties accrued in income tax expense for fiscal years 2010, 2009 and 2008 was approximately $173,000, $55,000 and $43,000, respectively. The Company has $0.3 million and $0.1 million of accrued interest and penalties related to uncertain tax positions at February 28, 2010 and 2009, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.8 million. If recognized, these items would impact the consolidated statement of operations and the effective tax rate. The Company does not anticipate that the total amount of unrecognized tax benefits will materially change during the next twelve months due to certain U.S. federal and state statute of limitations expiring. The fiscal tax years 2006 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 9. Retirement Plan

The Company has a Savings Incentive and Profit-Sharing Plan (the “Plan”) qualified under Section 401(k) of the Code. The Plan covers all employees who are 21 years of age or older with one

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

or more years of service. Employees may contribute up to 20% of their annual compensation (subject to certain statutory limitations) to the Plan through voluntary salary deferred payments. The Company matches 100% of the employees’ contribution up to 2% of the employees’ salary and 70% of the remaining employees’ contribution up to 6% of the employees’ salary. The Company contributed $1,927,146, $1,685,643, $1,620,998, to the Plan for fiscal years 2010, 2009 and 2008, respectively.

Note 10. Commitments and Contingencies

The Company leases certain warehouses, vehicles and equipment under noncancelable operating leases, which expire at varying times through February 2018. Future minimum lease obligations at February 28, 2009 are as follows:

Year ending:
2011	$4,132,718
2012	3,868,143
2013	3,521,355
2014	2,679,875
2014 and thereafter	3,950,426

$18,152,517

Operating lease and rental expenses aggregated $3,491,376, $2,885,145, and $2,667,485, for fiscal years 2010, 2009, and 2008, respectively.

In the normal course of business, the Company is involved in various claims. The Company’s policy is to accrue environmental investigatory and remediation costs for identified sites when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The amount recorded for identified contingent liabilities is based on estimates and is not material.

The Company enters into agreements with various pulp vendors to purchase various amounts of pulp over the next two to three years. These commitments require purchases of pulp up to approximately 178,000 metric tons per year, at pulp prices below published list prices and allow the Company to shift a portion of its pulp purchases to the spot market to take advantage of more favorable spot market prices when such prices fall. The Company believes that its current commitment under these arrangements or their equivalent approximates 70% of its annual budgeted pulp needs. The future purchase value of the contracts valued at the February 28, 2010 price is $117 million.

Investment in Converting Capacity

To satisfy increased customer demand and to further expand our geographic reach, we have accelerated our growth strategy and committed to a program to invest approximately $30 million to increase our retail converting capacity by 50,000 tons. As of February 28, 2010, $7.6 million had been spent and this program is expected to be substantially complete by March 2011. It is anticipated that a portion of this investment will be used to add converting capacity to a new 323,000 square foot facility in Oklahoma City, Oklahoma. The balance of this investment is expected to be used to add converting capacity to our three established facilities in Neenah, Wisconsin, Thomaston, Georgia and Long Island, New York.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Related Party Transactions

On June 12, 2006, the Company, Cellu Parent and Merger Sub entered into a Management Agreement with Weston Presidio Service Company, LLC (“Weston Presidio Service Company”) pursuant to which Weston Presidio Service Company agreed to provide the Company with certain management, consulting and financial and other advisory services. Weston Presidio Service Company is an affiliate of Weston Presidio, which was the controlling shareholder of Cellu Parent, which was the sole shareholder of the Parent. In consideration for such services, the Company and Cellu Parent jointly and severally agreed to pay Weston Presidio Service Company an annual fee of $450,000, to be paid in equal quarterly installments, and to reimburse out-of-pocket expenses of Weston Presidio Service Company and its affiliates. In addition, in connection with the consummation of the Merger and as required by the Management Agreement, the Company paid Weston Presidio Service Company a fee in the amount of $2,000,000. This amount has been capitalized through purchase accounting as part of total merger consideration. The Management Agreement was terminated in conjunction with the January 2010 IPO.

Management fees paid to Weston Presidio Service Company of $412,500 for fiscal 2010 and $450,000 for fiscal years 2009 and 2008 are recorded in selling, general and administrative expenses.

Note 12. Business Segments

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

Included in income from operations for fiscal year 2010 is $2,138,420 of compensation expense primarily related to vesting of restricted stock and stock option awards, of which $1,582,431 and $555,989 relate to the tissue segment and machine-glazed paper segment, respectively.

Included in income from operations for fiscal year 2008 is $2,078,212 of terminated acquisition related costs, of which $1,350,838 impacts the tissue segment and $727,374 impacts the machine-glazed paper segment. Also, included in income from operations for fiscal year 2008 is $808,111 of non-cash compensation expense related to the vesting of restricted stock and stock option awards, of which $525,272 and $282,839 relate to the tissue segment and machine-glazed paper segment, respectively.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Year Ended February 28, 2010	Year Ended February 28, 2009	Year Ended February 29, 2008
Net Sales
Tissue	$394,241,039	$400,640,192	$333,341,679
Machine-glazed paper	109,051,301	114,376,045	109,739,451
Foam	7,988,458	4,006,606	—

Consolidated	511,280,798	519,022,843	443,081,130
Segment Income from Operations
Tissue	$49,164,001	$29,423,668	$19,775,402
Machine-glazed paper	4,688,001	3,114,212	(145,319)
Foam	2,656,475	497,908	—

Total segment income from operations	56,508,477	33,035,788	19,630,083
Amortization expense	4,332,524	2,872,523	—

Consolidated income from operations	52,175,953	30,163,265	19,630,083
Interest expense, net	39,593,747	24,709,461	19,870,029
Net foreign currency transaction (gain) loss	1,282,228	(562,232)	100,335
Other expense (income)	(8,273)	67,123	(132,623)

Pretax income (loss)	$11,308,251	$5,948,913	$(207,658)

	Year Ended February 28, 2010	Year Ended February 28, 2009	Year Ended February 29, 2008
Capital Expenditures
Tissue	$23,796,601	$13,683,190	$17,797,901
Machine-glazed paper	1,475,599	1,348,695	1,729,662
Foam	—	—	—
Corporate	1,720,844	1,369,963	949,863

Consolidated	$26,993,044	$16,401,848	$20,477,426

Depreciation
Tissue	$18,167,367	$17,035,344	$17,512,477
Machine-glazed paper	5,741,072	5,694,571	5,977,162
Foam	90,274	56,769	—
Corporate	891,001	869,561	656,498

Consolidated	$24,889,714	$23,656,245	$24,146,137

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	February 28, 2010	February 28, 2009
Segment assets
Tissue	$400,022,672	$390,692,040
Machine-glazed paper	86,267,328	88,130,140
Foam	2,697,232	2,268,112
Corporate assets	13,719,154	2,956,508

Consolidated	$502,706,386	$484,046,800

Goodwill
Tissue	$39,935,135	$39,935,135
Machine-glazed paper	1,085,003	1,085,003
Foam	—	—

Consolidated	$41,020,138	$41,020,138

Note 13. Geographic Data

Net sales and long-lived assets by geographic area are as follows:

	Year Ended February 28, 2010	Year Ended February 28, 2009	Year Ended February 29, 2008
Net Sales
United States	$465,945,406	$469,072,849	$394,019,201
Other, primarily Canada	54,500,437	57,730,655	56,994,578

Sub-total	520,445,843	526,803,504	451,013,779
Sales deductions	9,165,045	7,780,661	7,932,649

Consolidated	$511,280,798	$519,022,843	$443,081,130

	February 28, 2010	February 28, 2009
Property, Plant and Equipment
United States	$284,023,447	$280,596,007
Canada	23,611,574	21,391,934

Consolidated	$307,635,021	$301,987,941

Note 14. Goodwill and Other Intangibles, Net

Goodwill, trademarks and other intangibles and related accumulated amortization are as follows:

	February 28, 2010	February 28, 2009
Goodwill	$41,020,138	$41,020,138

Trademarks	9,456,000	9,456,000
Noncompete agreements	12,770,000	12,770,000
Customer lists	12,319,000	12,319,000

	34,545,000	34,545,000
Accumulated amortization	(7,205,047)	(2,872,523)

Other Intangibles, Net	$27,339,953	$31,672,477

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Intangible assets, except for certain trademarks which have an indefinite life, are being amortized on a straight-line basis, assuming no significant residual value, over the following lives: non-compete agreements-5 years, customer lists-7 years and trademarks with a definite life-3 years. Annual aggregate amortization expense estimated for each of the 3 succeeding years is approximately $4.3 million for fiscal year 2011-2013 and $2.6 million for fiscal year 2014. Amortization expense for the fiscal year ended February 28, 2010 and 2009 was $4,332,524 and $2,872,523, respectively.

Note 15. Earnout Payment

In connection with the acquisition of the Company by Weston Presidio in 2006, the Company was required to pay contingent consideration totaling $35.0 million, consisting of cash and shares of Cellu Parent’s Series A preferred stock, to the former owners and advisors of Cellu Parent in the event certain financial targets were met. Those financial targets were met and the Company recorded a liability for $35.0 million. All amounts associated with the earnout were paid as of November 24, 2009 and are listed below:

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

The contingent consideration was paid out due to the achievement of certain financial targets. The shares of Class A Preferred Stock of Cellu Parent issued in connection with the earnout were converted into shares of the Company’s common stock as a result of the IPO and the related reorganization transactions.

Note 16. Derivatives and Hedging

The effects of the Company’s natural gas swap contracts on the consolidated statements of operations are presented below.

	For the year ended
	February 28, 2010	February 28, 2009
Gain (loss) recognized in comprehensive income/loss	$2,093,812	$(2,717,464)
Loss reclassified from accumulated other comprehensive loss into income	$(3,177,287)	$—

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17. Fair Value of Financial Instruments

The following methods and assumptions, including those discussed in Note 2, were used to estimate fair value for purposes of disclosure:

The Company’s 2014 Notes are treated as level 1 instruments and are recorded at cost which was $226.9 million at February 28, 2010. The estimated fair value of these notes was $250.8 million at February 28, 2010 based on the quoted market price of this debt.

The Company’s City Forest Industrial Revenue Bonds in the amount of $16.4 million at February 28, 2010 and $17.1 million at February 28, 2009 are carried at cost. These bonds are determined to be level 1 instruments. These bonds always trade at par value, with adjustments to the variable interest rate by our independent third party market maker. The estimated fair value of these bonds was $16.4 million at February 28, 2010 and $17.1 million at February 28, 2009.

The Company’s Seller Note Payable, which was repaid in fiscal 2010, was carried at cost. The estimated fair value of this note was zero and $6.3 million at February 28, 2010 and 2009, respectively based on the discounted cash flows of this instrument. This note has been determined to be a level 3 instrument. The note payable was between the Company and a private party and had no observable data points to determine fair value.

Note 18. Supplemental Balance Sheet Information

Selected supplemental balance sheet information is presented below.

	February 28, 2010	February 28, 2009
Finished goods	$41,828,086	$30,608,649
Raw materials	3,608,559	5,133,206
Packaging materials and supplies	13,658,588	12,326,731
Inventory reserves	(2,508,251)	(852,537)

	$56,586,982	$47,216,049

Property, plant and equipment, net:
Land	$4,565,674	$4,307,317
Buildings	39,509,533	35,907,105
Machinery and equipment	336,966,732	312,775,269
Other	6,871,243	4,970,279
Construction in progress	9,429,569	7,867,380

	397,342,751	365,827,350
Accumulated depreciation	(89,707,730)	(63,839,409)

	$307,635,021	$301,987,941

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19. Income Per Share

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

	For the year ended
	February 28, 2010		February 28, 2009		February 29, 2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator:
Net income	$3,762,621	$3,762,621	$6,560,188	$6,560,188	$3,701,756	$3,701,756

Denominator:
Weighted average number of common shares outstanding	17,684,134	17,684,134	17,447,971	17,447,971	17,447,971	17,447,971
Effect of dilutive securities Stock Awards (a)	—	29,729	—	—	—	—

	17,684,134	17,713,863	17,447,971	17,447,971	17,447,971	17,447,971
Net income per share	$0.21	$0.21	$0.38	$0.38	$0.21	$0.21

(a)	Represents the weighted average number of shares of common stock issuable on the exercise of diluted employee stock option awards and restricted stock less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such awards. These purchases were assumed to have been made at the average market price of the common stock for the period. Stock options outstanding for the year ended February 28, 2010 of 316,024 were excluded because their effect would have been anti-dilutive.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20. Quarterly Results of Operations (Unaudited)

Year Ended February 28, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$118,928,222	$137,796,650	$130,147,065	$124,408,861	$511,280,798
Gross profit	19,813,312	22,642,179	20,273,256	16,331,785	79,060,532
Income from operations	13,255,734	16,207,163	14,178,615	8,534,441	52,175,953
Net income (loss)	2,310,865	2,717,474	2,000,011	(3,265,729)	3,762,621
Basic and diluted earnings per share	$0.13	$0.16	$0.11	$(0.18)	$0.21
Basic shares outstanding	17,447,971	17,447,971	17,447,971	18,364,987	17,684,134
Diluted shares outstanding	17,447,971	17,447,971	17,447,971	18,364,987	17,713,863

Year Ended February 28, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$114,527,561	$133,012,856	$143,042,017	$128,440,409	$519,022,843
Gross profit	11,787,904	10,999,929	16,100,895	16,016,049	54,904,777
Income from operations	6,534,556	5,742,113	9,372,342	8,514,254	30,163,265
Net income (loss)	992,470	(247,083)	1,838,748	3,976,053	6,560,188
Basic and diluted earnings per share	$0.06	$(0.01)	$0.11	$0.23	$0.38
Basic and diluted shares outstanding	17,447,971	17,447,971	17,447,971	17,447,971	17,447,971

Schedule II—Valuation and Qualifying Accounts

Cellu Tissue Holdings, Inc.

Fiscal years ended February 28, 2010, February 28, 2009, and February 29, 2008

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
February 28, 2010	$385,323	$(164,978)	$25,345	$195,000
February 28, 2009	169,811	857,021	641,509	385,323
February 29, 2008	408,314	202,064	440,567	169,811
Inventory Obsolescence Reserve:
February 28, 2010	$852,537	$1,998,915	$343,201	$2,508,251
February 28, 2009	121,086	762,054	30,603	852,537
February 29, 2008	133,588	113,996	126,498	121,086
Income Tax Valuation Allowance:
February 28, 2010	$730,778	$959,944	$—	$1,690,722
February 28, 2009	—	730,778	—	730,778
February 29, 2008	—	—	—	—