Form 10-Q
period 2010-05-27
Cellu Tissue Holdings, Inc.
filed 2010-07-09
CIK 1295976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 27, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares of issuer’s Common Stock, $.01 par value, outstanding on June 21, 2010 was 20,186,892 shares.

CELLU TISSUE HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED MAY 27, 2010

PART I

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	May 27, 2010	February 28, 2010
Assets
Current assets:
Cash and cash equivalents	$ 3,234,310	$ 3,299,033
Receivables, net	51,176,000	49,659,464
Inventories	58,702,210	56,586,982
Prepaid expenses and other current assets	3,374,041	3,810,934
Income tax receivable	2,351,846	2,788,118
Deferred income taxes	1,280,329	1,180,866

Total current assets	120,118,736	117,325,397
Property, plant and equipment, net	311,288,628	307,635,021
Goodwill	41,020,138	41,020,138
Other intangibles, net	26,295,399	27,339,953
Other assets	9,010,558	9,385,877

Total assets	$507,733,459	$502,706,386

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$ 8,000,000	$ 1,000,750
Accounts payable	28,739,041	34,275,598
Accrued expenses	27,010,769	27,820,255
Accrued interest	13,239,944	6,721,143
Other current liabilities	978,688	623,653
Current portion of long-term debt	760,000	760,000

Total current liabilities	78,728,442	71,201,399
Long-term debt, less current portion	242,500,875	242,538,125
Deferred income taxes	76,239,682	77,178,393
Other liabilities	889,443	956,444
Stockholders’ equity:
Common stock, $.01 par value, 23,715,470 shares authorized, 20,167,030 and 20,145,176 shares issued, respectively	201,671	201,452
Capital in excess of par value	103,302,236	103,076,890
Accumulated earnings	6,113,333	7,460,692
Accumulated other comprehensive income (loss)	(242,223)	92,991

Total stockholders’ equity	109,375,017	110,832,025

Total liabilities and stockholders’ equity	$507,733,459	$502,706,386

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	May 27, 2010	May 28, 2009
Net sales	$ 132,104,145	$118,928,222
Cost of goods sold	119,953,232	99,114,910

Gross profit	12,150,913	19,813,312
Selling, general and administrative expenses	5,392,353	5,501,154
Amortization expense	1,044,554	1,056,424

Income from operations	5,714,006	13,255,734
Interest expense, net	7,480,694	6,506,553
Foreign currency loss	215,497	356,941
Other income	(3,019)	(16,578)

Income (loss) before income tax benefit	(1,979,166)	6,408,818
Income tax expense (benefit)	(631,807)	4,097,953

Net (loss) income	$ (1,347,359)	$ 2,310,865

Basic and diluted net (loss) income per share	$ (0.07)	$ 0.13

Basic shares outstanding	20,149,300	17,447,971

Diluted shares outstanding	20,149,300	17,447,971

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity And Comprehensive Loss (Unaudited)

For the Three Months Ended May 27, 2010

	Shares Outstanding	Par Value Common Stock	Capital in Excess of Par Value	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, February 28, 2010	20,145,176	$201,452	$103,076,890	$ 7,460,692	$92,991	$110,832,025
Stock issued upon exercise of stock options	21,854	219	109,388			109,607
Initial public offering costs			(171,042)			(171,042)
Stock-based compensation			287,000			287,000
Net loss				(1,347,359)		(1,347,359)
Foreign currency translation					19,821	19,821
Derivative-unrealized loss					(355,035)	(355,035)

Comprehensive loss						(1,682,573)

Balance, May 27, 2010	20,167,030	$201,671	$103,302,236	$6,113,333	$(242,223)	$109,375,017

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	May 27, 2010	May 28, 2009
Cash flows from operating activities
Net (loss) income	($1,347,359)	$2,310,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,389,068	5,928,005
Amortization of intangibles	1,044,554	1,056,424
Amortization of debt issuance costs	378,652	112,783
Accretion and write-off of debt discount	342,750	596,915
Stock-based compensation	287,000	231,220
Deferred income taxes	(1,038,174)	2,287,630
Loss on disposal of fixed assets	60,171	-
Changes in operating assets and liabilities:
Receivables	(1,489,805)	5,402,133
Inventories	(2,136,197)	(453,669)
Prepaid expenses and other current assets	936,872	(641,016)
Other assets	(85,741)	52,314
Accounts payable, accrued expenses, accrued interest and other liabilities	71,120	(3,427,546)

Total adjustments	4,760,270	11,145,193

Net cash provided by operating activities	3,412,911	13,456,058
Cash flows from investing activities
Capital expenditures	(10,044,152)	(6,262,050)

Net cash used in investing activities	(10,044,152)	(6,262,050)
Cash flows from financing activities
Bank overdrafts	-	(3,285,420)
Expenses from initial public offering	(171,042)	-
Proceeds from stock options exercised	109,607	-
Payments of long-term debt	(380,000)	(380,000)
Borrowings on revolving credit facility	13,056,893	21,714,271
Repayments on revolving credit facility	(6,057,643)	(24,245,095)

Net cash provided by (used in) financing activities	6,557,815	(6,196,244)
Effect of foreign currency	8,703	11,186

Net (decrease) increase in cash and cash equivalents	(64,723)	1,008,950
Cash and cash equivalents at beginning of period	3,299,033	361,035

Cash and cash equivalents at end of period	$ 3,234,310	$ 1,369,985

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

May 27, 2010

Note 1. Basis of Presentation

Cellu Tissue Holdings, Inc., (the “Company” or “Cellu Tissue”), a Delaware corporation, together with its consolidated subsidiaries, primarily produces converted tissue products, tissue hard rolls and machine-glazed tissue that are sold to leading consumer retailers and away-from-home distributors of tissue products, vertically integrated manufacturers and third-party converters serving the tissue and machine-glazed tissue segments.

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

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

These statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three months ended May 27, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2011. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for audited financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

May 27, 2010

Note 2. Stock-Based Compensation

The Company accounts for stock based compensation using the fair value-based method and the recording of such expense in the Company’s consolidated statements of operations. The Company provides stock-based compensation under the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”) and the 2010 Equity Compensation Plan (the “2010 Plan”). Under each plan, the administrator of the plan (the “Plan Administrator”) may make awards of options to purchase shares of common stock of the Company and/or awards of shares of common stock of the Company and, under the 2010 Plan, stock appreciation rights with respect to common stock of the Company. No additional awards will be made under the 2006 Plan. A maximum of 2,795,000 shares of common stock of the Company may be delivered in satisfaction of awards under the 2010 Plan and a maximum of 797,499 shares of common stock of the Company may be delivered in satisfaction of awards under the 2006 Plan. Key employees and directors of the Company or its affiliates are eligible to participate in the plans. Stock options and stock appreciation rights are granted at a strike price at least equal to the fair value of the Company’s stock on the date of grant.

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

Stock options granted prior to the Company’s initial public offering were granted with a strike price at the estimated fair value of the Company’s stock on the date of grant. Stock options subsequent to the initial public offering were granted with a strike price equal to the closing price on grant date. The Company uses a risk-free interest rate based on the U.S. Treasury yield in effect at the time of grant with a term equal to the expected life. The Company does not pay a dividend, so accordingly, the dividend yield is zero. The expected term of the options represents the period of time the options are expected to be outstanding. Prior to the initial public offering, expected volatility was based on the historical market value of the Company’s stock. For grants subsequent to January 22, 2010, volatility was determined using volatility of comparable companies.

Upon exercise of stock options, the Company issues new shares to fulfill its obligation to the option holder.

First Quarter Fiscal 2011 Stock Option Awards

Several awards were made to certain non-executive employees during the first quarter of fiscal 2011 totaling 23,990 options that vest ratably over 4 years.

The Company used a Black-Scholes option pricing model to fair value these option awards. The assumptions used to value the first quarter fiscal 2011 equity awards were: no dividend yield; 60% volatility; 3.0% risk free interest rate; and 6-year expected life. The fair value of the option awards ranged from $6.06 to $6.08 per share.

For the three months ended May 27, 2010 and May 28, 2009, the Company has recorded $0.3 million and $0.2 million, respectively, of stock-based compensation expense in selling, general and administrative expense.

Note 3. Long-Term Debt

Long-term debt consists of the following:

	May 27, 2010	February 28, 2010
2014 Notes	$227,285,875	$226,943,125
City Forest Industrial Bonds	15,975,000	16,355,000

	243,260,875	243,298,125
Less current portion of debt	760,000	760,000

	$242,500,875	$242,538,125

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

May 27, 2010

2014 Notes: In June 2009, the Company completed a private placement of $255 million principal face amount of 11  1/2% Senior Secured Notes due 2014 (the “2014 Notes”), which have an effective interest rate of 12.48%. The 2014 Notes pay interest in arrears on June 1 and December 1 of each year. The 2014 Notes are secured by liens on substantially all of the Company’s assets. The Indenture in connection with the 2014 Notes contains customary covenants and events of default, including limitations on certain restricted payments, the incurrence of additional indebtedness and the sale of certain assets. The Company is compliant with these covenants as of May 27, 2010. All of the Company’s subsidiaries guarantee the 2014 Notes. During the third quarter of the prior fiscal year, the Company exchanged all of the original 2014 Notes for new 2014 Notes substantially identical to the old notes, except that the new 2014 Notes are registered with the Securities and Exchange Commission. Cellu Tissue has no independent assets or operations and the 2014 Notes are fully and unconditionally guaranteed jointly and severally by all of the Company’s subsidiaries.

2006 Credit Agreement: In June 2006, the Company entered into a Credit Agreement (the “Credit Agreement”), that currently provides for a $60.0 million working capital facility, including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. Of the $60.0 million of total borrowings available, an amount up to $55.0 million is available, in U.S. dollars, to Cellu Tissue Holdings, Inc. under the facility and an amount up to $5.0 million is available, in U.S. or Canadian dollars, to our subsidiary Interlake Acquisition Corp. Limited under the facility. Borrowings under the working capital facility are secured by substantially all of the Company’s assets and guaranteed by the Company’s subsidiaries. As of May 27, 2010 and February 28, 2010, $8.0 million and $1.0 million, respectively, of borrowings were outstanding under this working capital facility. The Company has the option of using an interest rate that is either Prime or LIBOR, plus an incremental rate determined by the borrowing agreement. At May 27, 2010, the Company’s interest rate was prime plus an incremental rate of 0.25%, totaling 3.5%.

Effective upon closing of the January 2010 initial public offering, the Company obtained an amendment to the Credit Agreement to:,

•	remove Cellu Paper Holdings, Inc. from relevant provisions of the Credit Agreement;

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

•

permit the application of the proceeds from the IPO to repay, redeem or repurchase of any portion of our 2014 Notes, our indebtedness related to our CityForest industrial revenue bonds and our $6.3 million promissory note issued in connection with our acquisition of our Long Island, New York and Thomaston, Georgia facilities.

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

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

May 27, 2010

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

The Company is in compliance with these covenants as of May 27, 2010.

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

In connection with these CityForest credit facilities, the Company has $1.4 million and $1.2 million of restricted cash as of May 27, 2010 and February 28, 2010, respectively, which is included in other assets on the balance sheet. In addition, the Reimbursement Agreement provides that in certain circumstances where the Company incurs indebtedness, as defined in the Reimbursement Agreement, in excess of amounts currently permitted under the indenture governing the municipal bonds or refinances the indebtedness issued under the indenture governing the municipal bonds, CityForest may be required to repay all of its obligations under the revolving line of credit and either cause the bonds to be redeemed or to replace the revolving credit facility and provide a new letter of credit from another lender.

Note 4. Deferred Financing Fees

The deferred financing fees and related accumulated amortization balances are as follows:

	May 27, 2010	February 28, 2010
2014 Notes	$8,955,677	$8,955,677
Credit agreement	231,651	231,651

	9,187,328	9,187,328
Accumulated amortization	(1,535,495)	(1,156,843)

	$7,651,833	$8,030,485

These fees, net of accumulated amortization, are included in other assets on the balance sheet as of May 27, 2010 February 28, 2010.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

May 27, 2010

Note 5. Income Taxes

The effective income tax rate for the three months ended May 27, 2010 is 31.9% compared to 63.9% for the three months ended May 28, 2009. The effective income tax rate for the three months ended May 27, 2010 includes the beneficial impacts of reductions in applicable foreign tax rates as well as the full phase in of the tax benefits from the domestic production activities deduction. Included in income tax expense for the three months ended May 28, 2009 is discrete tax expense of $1.8 million associated with a change in the Company’s effective federal tax rate from 34% to 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The fiscal tax years 2006 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject. As of May 27, 2010, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

Note 6. Commitments and Contingencies

Investment in Converting Capacity

To satisfy increased customer demand and to further expand our geographic reach, we have accelerated our growth strategy and committed to a program to invest approximately $30 million to increase our retail converting capacity by 50,000 tons. As of May 27, 2010, $13.6 million had been spent, and this program is expected to be substantially complete by May 2011. It is anticipated that a portion of this investment will be used to add converting capacity to a new 323,000 square foot facility in Oklahoma City, Oklahoma. The balance of this investment is expected to be used to add converting capacity to our established facilities in Neenah, Wisconsin and Thomaston, Georgia.

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

Included in income from operations for the three months ended May 27, 2010 is $0.3 million of compensation expense primarily related to stock option awards, of which $0.2 million and $0.1 million relate to the tissue segment and machine-glazed paper segment, respectively. Included in income from operations for the three months ended May 28, 2009 is $0.2 million of compensation expense primarily related to stock option awards, of which $0.1 million relates to both the tissue segment and machine-glazed paper segment, respectively.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

May 27, 2010

	Three Months Ended May 27, 2010	Three Months Ended May 28, 2009
Net Sales
Tissue	$102,976,159	$ 93,467,361
Machine-glazed paper	27,332,813	23,594,065
Foam	1,795,173	1,866,796

Consolidated	$132,104,145	$118,928,222
Segment Income (Loss) from Operations
Tissue	$ 6,455,640	$12,354,854
Machine-glazed paper	339,357	1,340,387
Foam	(36,437)	616,917

Total segment income from operations	6,758,560	14,312,158
Amortization expense	1,044,554	1,056,424

Consolidated income from operations	5,714,006	13,255,734
Interest expense, net	7,480,694	6,506,553
Net foreign currency transaction loss	215,497	356,941
Other income	(3,019)	(16,578)

Pretax (loss) income	$ (1,979,166)	$ 6,408,818

	Three Months Ended May 27, 2010	Three Months Ended May 28, 2009
Capital Expenditures
Tissue	$ 9,381,929	$ 5,589,016
Machine-glazed paper	536,076	302,801
Foam	-	-
Corporate	126,147	382,410

Consolidated	$ 10,044,152	$ 6,274,227

Depreciation
Tissue	$ 4,659,975	$ 4,258,058
Machine-glazed paper	1,466,170	1,404,360
Foam	25,523	20,878
Corporate	237,400	244,709

Consolidated	$ 6,389,068	$5,928,005

	May 27, 2010	February 28, 2010
Segment assets
Tissue	$404,136,642	$400,022,672
Machine-glazed paper	88,028,177	86,267,328
Foam	2,883,207	2,697,232
Corporate assets	12,685,433	13,719,154

Consolidated	$507,733,459	$502,706,386

Goodwill
Tissue	$ 39,935,135	$ 39,935,135
Machine-glazed paper	1,085,003	1,085,003
Foam	—	—

Consolidated	$ 41,020,138	$ 41,020,138

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

May 27, 2010

Note 8. Goodwill and Other Intangibles, Net

Goodwill, trademarks and other intangibles and related accumulated amortization are as follows:

	May 27, 2010	February 28, 2010
Goodwill	$41,020,138	$41,020,138

Trademarks	$ 9,456,000	$ 9,456,000
Noncompete agreements	12,770,000	12,770,000
Customer lists	12,319,000	12,319,000

	34,545,000	34,545,000
Accumulated amortization	(8,249,601)	(7,205,047)

Other Intangibles, Net	$26,295,399	$27,339,953

Intangible assets, except for certain trademarks which have an indefinite life, are being amortized on a straight-line basis, assuming no significant residual value, over the following lives: non-compete agreements-5 years, customer lists-7 years and trademarks with a definite life-3 years. No goodwill impairment has been recorded during fiscal years 2010 or 2009.

Note 9. Derivatives and Hedging

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

The Company’s natural gas forward contracts are valued using industry-standard models that use observable market inputs (forward market prices for natural gas) as their basis. The Company classifies these instruments within level 2 of the valuation hierarchy. For level 2 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (non performance risk). As of May 27, 2010, the fair value of these cash flow hedging instruments was $1.0 million and is included in other current liabilities. The fair value of cash flow hedges at February 28, 2010 was a liability of $0.6 million, which is included in other current liabilities. The notional value of the natural gas forward contracts outstanding is $6.6 million as of May 27, 2010. As outstanding gas forward contracts are settled, gains or losses are charged to cost of goods sold.

The effects of the Company’s natural gas swap contracts on the consolidated statements of operations are presented below.

	For the three months ended
	May 27, 2010	May 28, 2009
Gain (loss) recognized in comprehensive income/loss	$ (355,035)	$482,928
Loss reclassified from accumulated other comprehensive loss into income	$ (412,508)	$ (1,026,422)

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

May 27, 2010

Note 10. Fair Value of Financial Instruments

The following methods and assumptions, including those discussed in Note 9, were used to estimate fair value for purposes of disclosure:

The Company’s 2014 Notes are treated as a level 1 instrument and are recorded at cost which was $227.3 million at May 27, 2010. The estimated fair value of these notes was $254.4 million at May 27, 2010 based on the quoted market price of this debt.

The Company’s City Forest Industrial Revenue Bonds in the amount of $16.0 million at May 27, 2010 and $16.4 million at February 28, 2010 are carried at cost. These bonds are determined to be a level 1 instrument. These bonds always trade at par value, with adjustments to the variable interest rate by our independent third party market maker. The estimated fair value of these bonds was $16.0 million at May 27, 2010 and $16.4 million at February 28, 2010.

Note 11. Supplemental Balance Sheet Information

Selected supplemental balance sheet information is presented below.

	May 27, 2010	February 28, 2010
Inventories:
Finished goods	$ 45,698,117	$ 46,169,180
Raw materials	6,361,661	3,608,559
Packaging materials and supplies	8,857,229	9,317,494
Inventory reserves	(2,214,797)	(2,508,251)

	$ 58,702,210	$ 56,586,982

Property, plant and equipment, net:
Land	$4,626,957	$4,565,674
Buildings	39,587,700	39,509,533
Machinery and equipment	337,863,035	336,966,732
Other	6,861,561	6,871,243
Construction in progress	18,353,827	9,429,569

	407,293,080	397,342,751
Accumulated depreciation	(96,004,452)	(89,707,730)

	$311,288,628	$307,635,021

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

May 27, 2010

Note 12. Income Per Share

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

	Three Months Ended May 27, 2010		Three Months Ended May 28, 2009
	Basic	Diluted	Basic	Diluted
Numerator:
Net (loss) income	$(1,347,359)	$(1,347,359)	$ 2,310,865	$ 2,310,865

Denominator:
Weighted average number of common shares outstanding	20,149,300	20,149,300	17,447,971	17,447,971
Effect of dilutive securities Stock Awards (a)	—	—	—	—

	20,149,300	20,149,300	17,447,971	17,447,971
Net (loss) income per share	$ (0.07)	$ (0.07)	$ 0.13	$ 0.13

(a)	Represents the weighted average number of shares of common stock issuable on the exercise of diluted employee stock option awards and restricted stock less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such awards. These purchases were assumed to have been made at the average market price of the common stock for the period. Stock options outstanding for the three months ended May 27, 2010 of 231,712 were excluded because their effect would have been anti-dilutive.

Cellu Tissue Holdings, Inc. and Subsidiaries

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Certain statements contained in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, those set forth in Item 1. Business-Forward-Looking Statements and Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended February 28, 2010 and in Part II Item 1A of this Quarterly Report on Form 10-Q. These risks and uncertainties should be considered in evaluating any forward-looking statements contained herein

We produce converted tissue products, tissue hard rolls and machine-glazed tissue, and we believe we are one of the leaders in the value retail converted tissue market. Our customers include leading consumer retailers and away-from-home distributors of tissue products, vertically integrated manufacturers and third-party converters serving the tissue and machine-glazed tissue segments. Most of the tissue products we convert are internally sourced from the tissue hard rolls that we manufacture to the specifications requested by our customers. The tissue hard rolls that we manufacture, but do not convert, are marketed to customers for use in various end products, including diapers, bath and facial tissue, assorted paper towels and napkins. In addition to converted tissue products and tissue hard rolls, we also manufacture machine-glazed tissue and polystyrene foam used in various end products, including food wraps and foam plates. However, foam products are not a significant portion of our business.

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

We derive our revenues in our foam segment primarily from the sale of foam plates as a private branded product to a single customer.

Business Developments and Trends

The pulp market is volatile in terms of both supply and pricing. Northern Bleached Softwood Kraft, the grade of pulp that is widely used as the benchmark in our industry, has increased from $635 per metric ton in April 2009 to the recently announced June price of $1,020 metric ton. This price increase has been driven by several factors, including pulp market capacity reductions, offshore pulp consumption primarily in China, and world economic conditions. As a market leader in tissue hardroll and machine-glazed, we typically implement price increases as pulp prices rise. Our contracts and the practical execution of market price announcements dictate that machine-glazed and hardroll pricing generally lag market pulp price increases by approximately 90 days. In the converted retail market, we are a fast follower of price increases implemented by the large national branded companies. As of May 27, 2010 we have not been able to implement price increases for our converted retail products to offset the historically high pulp prices we have experienced in the second half of fiscal 2010 and the first quarter of fiscal 2011. If pulp prices continue to rise or remain elevated and we are unable to increase the prices of our converted tissue products, our gross margins and gross profit will continue to be materially adversely affected.

Cellu Tissue Holdings, Inc. and Subsidiaries

During the second quarter of fiscal 2010, we filled our converting capacity for a number of converted tissue product grades, as strong customer demand reduced inventory below targeted levels. Therefore, to maintain effective customer service levels, improve product mix and support the growth of converted tissue products, we completed the installation of a new tissue converting line that became fully operational during the fourth quarter of fiscal 2010.

Additionally, to satisfy increased customer demand for converted tissue products and to further expand our geographic reach, we accelerated our growth strategy in the fourth quarter of fiscal 2010 and expect to spend approximately $30 million to increase retail converting capacity by 50,000 tons. As of May 27, 2010, approximately $13.6 million has been spent, with the spending to be completed by May 2011. A portion of this investment has been used to add converting capacity to our new 323,000 square foot facility in Oklahoma City, Oklahoma, which began producing converted tissue products in June 2010 and is expected to become fully operational during the third quarter of fiscal 2011. We expect that the balance of this investment will be used to add converting capacity to two of our established converting facilities in Neenah, Wisconsin and Thomaston, Georgia.

Several of our competitors recently announced plans to build tissue manufacturing and converting facilities in the Southeast United States, one of the key geographic regions we currently serve. For example, one competitor recently announced that it intends to build a through-air-dried (TAD) paper machine and seven converting lines capable of producing 70,000 tons of bathroom tissue and household towels annually in North Carolina and believes production at the new facility will begin in the second half of 2011. Another competitor has announced that it intends to build two new TAD machines in South Carolina with a combined capacity of approximately 150,000 tons of converted tissue per year. This competitor expects the first TAD machine to begin producing converted tissue in the second half of 2011 and the second TAD machine to begin producing converted tissue in the second half of 2012. If these competitors, or any of our other competitors, establishes significant new converting capabilities in the key geographic areas we serve, our business, financial condition and operating results may be materially adversely affected.

Results of Operations for the Three Months Ended May 27, 2010 (the Fiscal 2011 Three-Month Period)

compared to the Three Months Ended May 28, 2009 (the Fiscal 2010 Three-Month Period)

Consolidated net sales for the fiscal 2011 three-month period increased $13.2 million, or 11.1%, to $132.1 million from $118.9 million for the comparable prior year period. On an overall basis, volume contributed $6.5 million to the increase and higher pricing contributed $6.6 million. During the fiscal 2011 three-month period, we sold 82,494 tons of tissue hardrolls, machine-glazed tissue hardrolls and converted tissue products, an increase of 4,485 tons, or an increase of 5.7% over the comparable prior year period. During the fiscal 2011 three-month period, we in-sourced an additional 3,400 tons of hardrolls for our converting operations that were previously purchased on the hardroll market in the prior year period. This served to reduce external hardroll shipments by a similar amount and improved our overall sales mix due to higher selling prices for converted tissue products. This is consistent with our strategy to increase the vertical integration of our acquired operations, supporting improved quality control and profitability. Net selling price per ton increased to $1,580 during the current period from $1,501 during the comparable prior year period. This increase in price primarily reflects the impact of mix improvements and increases in hardroll selling prices.

Net sales for our tissue segment were $103.0 million during the fiscal 2011 three-month period, an increase of $9.5 million, or 10.2% from $93.5 million in the comparable prior year period. The increase was due primarily to an improved mix with respect to converted tissue products sold. Net selling price per ton increased to $1,668 for the fiscal 2011 three-month period from $1,593 for the fiscal 2010 three-month period. This increase in net selling price per ton was primarily the result of improvements in product mix and an increase in hardroll selling prices. For the fiscal 2011 three-month period, we sold 61,722 tons of tissue, of which 33,648 tons were sold as hardrolls and 28,074 tons were sold as converted tissue products, compared to the fiscal 2010 three-month period when we sold 58,656 tons of tissue, of which 34,296 tons were sold as hardrolls and 24,360 tons were sold as converted tissue products.

Net sales for our machine-glazed tissue segment for the fiscal 2011 three-month period were $27.3 million, an increase of $3.7 million or 15.8%, compared to $23.6 million in the comparable prior year period. Tons sold during the fiscal 2010 period increased 7.3%. Net selling price per ton was $1,316 for the fiscal 2011 three-month period compared to $1,219 per ton for the fiscal 2010 three-month period. For the fiscal 2011 three-month period, we sold 20,772 tons of machine-glazed tissue, of which 18,302 tons were sold as hardrolls and 2,470 tons were sold as converted machine-glazed tissue products, compared to the fiscal 2010 three-month period when we sold 19,353 tons of machine-glazed tissue, of which 17,332 tons were sold as hardrolls and 2,021 tons were sold as converted machine-glazed tissue products.

Cellu Tissue Holdings, Inc. and Subsidiaries

Net sales for our foam segment for the fiscal 2011 three-month period were $1.8 million compared to $1.9 million in the comparable prior year period.

Consolidated gross profit was $12.2 million for the fiscal 2011 three-month period or a decrease of $7.7 million from $19.8 million in the comparable prior year period. As a percentage of net sales, gross profit decreased to 9.2% in the fiscal 2011 three-month period from 16.7% in the fiscal 2010 three-month period. The decline in gross profit is primarily due to higher overall pulp costs, which are 36.4% higher in the fiscal 2011 three-month period versus the comparable prior year period and tissue hardroll and machine-glazed tissue selling price increases are lagging increases in pulp prices. Additionally, there have been no retail market price increases for tissue converting products.

Gross profit by segment is as follows (in thousands):

	For the three months ended
	May 27, 2010	May 28, 2009	Increase (Decrease)
Tissue	$ 10,628	$ 16,577	$(5,949)
Machine-glazed tissue	1,547	2,607	(1,060)
Foam	(24)	629	(653)

Total	$ 12,151	$ 19,813	$(7,662)

Tissue gross margins decreased to 10.3% for the three months ended May 27, 2010 compared to 17.7% in the comparable prior year period. In addition to the factors noted above for net sales, these results were also due to higher fiber costs, which were partially offset by reduced energy prices and increased sales of our converted tissue products, which leveraged our ability to incrementally use more internally manufactured hardrolls.

Machine-glazed tissue gross margins decreased to 5.7% for the three months ended May 27, 2010 compared to 11.0% in the comparable prior year period. The decrease in gross margin was primarily attributable to higher fiber costs, partially offset by higher selling prices.

Foam gross margins were a negative 1.3% for the three months ended May 27, 2010 compared to a positive 33.5% in the comparable prior year period as a result of lower selling prices and higher resin prices, the primary raw material used to manufacture our foam products.

Selling, general and administrative expenses were $5.4 million for the three months ended May 27, 2010 compared to $5.5 million for the comparable three month period in fiscal 2010. As a percentage of net sales, expenses were 4.1% for the current period, compared to 4.6% for the prior period. The 2010 three-month period includes facility consolidation costs of $0.4 million incurred as a result of the fiscal 2009 Atlantic Paper & Foil acquisition. Stock-based compensation was $0.3 million in the 2011 three-month period compared to $0.2 million in the 2010 three-month period.

Amortization expense in the fiscal 2011 and 2010 three-month periods of $1.0 million and $1.1 million, respectively, relates to the amortization of the intangible assets recorded in connection with the APF Acquisition.

Interest expense, net in the fiscal 2011 three-month period was $7.5 million compared to $6.5 million in the fiscal 2010 three-month period. The increase in the fiscal 2011 three-month period is primarily attributable to the higher interest rate and debt issuance costs related to the 2014 Notes that were issued in the three-month period ended August 27, 2009.

Foreign currency loss in the fiscal 2011 three-month period was $0.2 million compared to $0.4 million in the fiscal 2010 three-month period. The fluctuation relates to the change in the Canadian currency exchange rate period over period.

Income tax benefit for the fiscal 2011 first quarter was $0.6 million compared to income tax expense of $4.1 million for the fiscal 2010 first quarter. The effective income tax rate for the fiscal 2011 first quarter was 31.9% compared to 63.9% in the fiscal 2010 three-month period. The fiscal 2011 first quarter benefit includes the beneficial impacts of reductions in applicable foreign tax rates as well as the full phase-in of the tax benefits from the domestic production activities deduction. Included in income tax expense for the fiscal 2010 three-month period is discrete tax expense of $1.8 million associated with a change in our effective federal rate from 34% to 35% based on projected taxable income.

Cellu Tissue Holdings, Inc. and Subsidiaries

FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal liquidity requirements are to service debt and meet working capital, tax and capital expenditure needs. Our total debt at May 27, 2010 was $251.3 million. We fund our working capital requirements, capital expenditure needs and tax liabilities from net cash provided by operating activities and borrowings under our working capital facility. Additionally, in the past, we have issued debt securities to fund acquisitions.

Based on current forecasts and anticipated market conditions, we believe that funding generated from operating cash flows and available sources of liquidity will be sufficient to meet all of our operating needs, to make planned capital expenditures and to make all required interest and principal payments on indebtedness for the next twelve to eighteen months. However, our operating cash flows and liquidity are significantly influenced by numerous factors, including prices of pulp fiber, prices for our products, interest rates and the general economy.

As a result of the debt financing completed during June 2009, our principal debt payments are expected to be $0.8 million in fiscal 2011, $0.8 million in fiscal 2012, $0.8 million in fiscal 2013, $0.8 million in fiscal 2014 and $247.8 million in fiscal 2015 and thereafter. Additionally, cash interest payments are expected to be $27.8 million in fiscal 2011, $27.6 million in fiscal 2012, $27.4 million in fiscal 2013, $27.4 million in fiscal 2014 and $16.9 million in fiscal 2015 and thereafter.

The following is a summary of our indebtedness. For additional information regarding our indebtedness, see the notes to the consolidated financial statements.

Working capital facility

We have a $60.0 million working capital facility that matures on June 12, 2011. Borrowings under the working capital facility are secured by liens on substantially all of our assets and guaranteed by the our subsidiaries. As of May 27, 2010, there were $8.0 million of borrowings outstanding under the working capital facility and excess availability, less letters of credit in the aggregate principal amount of $4.6 million, was $47.4 million.

2014 Notes

In June 2009, we issued $255 million principal face amount of 11 1/2% senior secured notes maturing on June 1, 2014 (the “2014 Notes”), with an effective interest rate of 12.48%. The 2014 Notes pay interest in arrears on June 1 and December 1 of each year, commencing on December 1, 2009. The 2014 Notes are secured by liens on substantially all of our assets and guaranteed by our subsidiaries. The net proceeds of $245.7 million from the issuance of the 2014 Notes were primarily used to redeem the our 9  3/4% Senior Secured Notes due 2010 and fund the contingent earnout payment made on August 28, 2009 in conjunction with the 2006 acquisition of Cellu Paper Holdings, Inc. by Weston Presidio V, L.P. During fiscal 2010, using the proceeds from the January 2010 initial public offering, the company repurchased $20.5 million of notional bonds outstanding.

CityForest Industrial Revenue Bonds

Our subsidiary, CityForest, had approximately $16.0 million in aggregate principal amount of industrial revenue bonds outstanding as of May 27, 2010. We have guaranteed all of the obligations of CityForest. We are required to annually pay $760,000 of principal of the bonds in two semi-annual payments of $380,000.

Contingent Payment

In connection with our acquisition by Weston Presidio, the principal shareholder, we were required to pay up to $35.0 million of contingent consideration in cash and equity to our former owners and advisors in the event certain financial targets were met. All financial targets were met and the following payments each consisted of cash and equity: $15.0 million was paid in fiscal 2009; $15.0 million was paid on August 28, 2009; and the final payment of $5.0 million was paid on November 24, 2009.

Cellu Tissue Holdings, Inc. and Subsidiaries

Cash Flows

Net cash provided by operations was $3.4 million for the fiscal 2011 three-month period compared to $13.5 million for the fiscal 2010 three-month period. Net loss for the fiscal 2011 three-month period was $1.3 million, a decrease of $3.7 million over the fiscal 2010 three-month period. Net cash flow used by working capital was $2.7 million for the fiscal 2011 three-month period compared to net cash provided by working capital of $0.9 million in the fiscal 2010 period. This decrease is primarily due to higher raw material costs in the fiscal 2011 period, increased accounts receivable balances caused by increased sales during the fiscal 2011 period and reductions in accounts payable as a result of cash payments made during the fiscal 2011 period related to fixed assets capitalized in the fourth quarter of fiscal 2010. These items were partially offset by the timing of interest payments. Additionally, in the fiscal 2010 period, net deferred income tax liabilities increased $2.3 million, primarily as a result of an increase in our federal tax rate.

Net cash used in investing activities for the fiscal 2011 three-month period was $10.0 million compared to $6.3 million in the fiscal 2010 three-month period. The increased level of spending is primarily due to the fiscal 2011 expansion of our converting capacity. Prior year spending included the completion of our East Hartford, Connecticut energy cogeneration facility.

Net cash provided by financing activities for the fiscal 2011 three-month period was $6.6 million compared to cash used in financing activities of $6.2 million in the fiscal 2010 three-month period. The activity in the fiscal 2011 period was driven by $7.0 million of net borrowings from the revolving credit facility. Cash used in financing activities in the prior year was due primarily as a result of reducing bank overdrafts by $3.3 million and net repayments on the revolving credit facility of $2.5 million.

Balance Sheet

Receivables, net as of May 27, 2010 increased to $51.2 million from $49.7 million as of the end of fiscal year 2010. Receivables increased as a result of increased net sales.

Inventories as of May 27, 2010 increased to $58.7 million from $56.6 million as of the end of fiscal year 2010 due primarily to higher overall pulp prices.

Property, plant and equipment, net as of May 27, 2010 increased $3.7 million to $311.3 million from $307.6 million as of the end of fiscal year 2010. Routine capital expenditures, including deposits made in conjunction with our efforts to expand our converting capacity, were partially offset by depreciation expense.

Other intangibles, net as of May 27, 2010 decreased to $26.3 million from $27.3 million as of the end of fiscal year 2010 as a result of amortization expense during the current period.

Revolving line of credit was $8.0 million as of May 27, 2010 compared to a balance of $1.0 million at the end of fiscal year 2010 as a result of net borrowings during fiscal 2011.

Accounts payable as of May 27, 2010 decreased to $28.7 million from $34.3 million as of the end of fiscal year 2010. Accounts payable at the end of the fiscal year 2010 were higher as a result of the timing of various payments, including those related to capital projects,

Accrued interest as of May 27, 2010 increased to $13.2 million from $6.7 million at the end of fiscal year 2010 as a result of the issuance of the 2014 Notes which have interest payments due in June and December.

Commitments

To satisfy increased customer demand for converted tissue products and to further expand our geographic reach, we accelerated our growth strategy in the fourth quarter of fiscal 2010 and expect to spend approximately $30 million to increase retail converting capacity by 50,000 tons. A portion of this investment has been used to add converting capacity to our new 323,000 square foot facility in Oklahoma City, Oklahoma, which began producing converted tissue products in June 2010 and is expected to become fully operational during the third quarter of fiscal 2011. We expect that the balance of this investment will be used to add converting capacity to two of our established converting facilities in Neenah, Wisconsin and Thomaston, Georgia.

Cellu Tissue Holdings, Inc. and Subsidiaries

Critical Accounting Policies

Our critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2010. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We use natural gas swap contracts with a cumulative total notional amount of approximately $6.6 million for 1,184,620 MMbtu at May 27, 2010 to hedge against cash flow variability arising from changes in natural gas prices in conjunction with our anticipated purchases of natural gas through May 2011. These swap contracts fix the rates on portions of our natural gas purchases to rates ranging from $4.10 per MMbtu to $7.12 per MMbtu for various periods through May 2011. These swap contracts were accounted for as effective hedges. These natural gas swap contracts had a liability fair value of $1.0 million at May 27, 2010, which was included in other current liabilities. For every dollar natural gas MMbtu prices increase or decrease, the value of our natural gas swap contracts outstanding as May 27, 2010 will increase or decrease correspondingly by $1.2 million. Approximately 50% of our natural gas requirements are hedged through May 2011.

We have minimal foreign currency translation risk. All international sales, other than sales originating from our Canadian subsidiary, are denominated in U.S. dollars. Due to our Canadian operations, however, we could be adversely affected by unfavorable fluctuations in foreign currency exchange rates.

As of May 27, 2010 we had outstanding borrowings of $8.0 million under our working capital facility. To the extent that we continue to borrow under the working capital facility in the future, our interest expense for such borrowings would be affected by changes in interest rates. In addition, amounts borrowed by CityForest under the CityForest revolving credit facility bear interest at a rate per annum equal to the LIBOR Rate (as defined in the Reimbursement Agreement), plus an applicable margin. Accordingly, the interest expense for borrowings under the CityForest revolving credit facility would also be affected by changes in interest rates.

We are also subject to commodity price risk associated with pulp costs and take advantage of spot prices on pulps to reduce market risk arising from changes in pulp costs. We have agreements with various pulp vendors to purchase various amounts of pulp over the next two years. These commitments require purchases of pulp up to approximately 178,000 metric tons per year at pulp prices below published list prices and allow us to shift a portion of our pulp purchases to the spot market to take advantage of spot market prices when such prices fall. We believe that our current commitment under these arrangements or their equivalent approximates 50% to 65% of our current budgeted pulp needs through fiscal year 2012. A hypothetical 10% increase in pulp prices, would have increased our costs by $16.9 million and $20.9 million in fiscal 2010 and 2009, respectively. Historically, the Company has been able to pass along some or all of higher pulp pricing to our customers in the form of higher finished product pricing. However, there can be no assurance that we will continue to be able to do so.

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

Cellu Tissue Holdings, Inc. and Subsidiaries

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of May 27, 2010.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended May 27, 2010 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Except as set forth below, the risk factors included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010 have not materially changed.

Our operating results depend upon our wood pulp costs. If wood pulp costs continue to increase or do not decrease, our business, financial condition and operating results could be materially adversely affected.

Pulp is the principal raw material used in the manufacture of our specialty paper and tissue products. It is purchased in highly competitive, price sensitive markets. We buy a significant amount of pulp and other raw materials either through supply agreements or on the spot market. For fiscal year 2010, we purchased approximately 322,000 metric tons of pulp and recycled fiber at a cost of $145 million, compared to 331,000 metric tons of pulp and recycled fiber in fiscal year 2009 at a cost of $185.7 million. Pulp prices for northern bleached softwood kraft continued to increase in fiscal 2010 from their low point in April 2009 ($635 per metric ton) and are expected to continue to increase into the second quarter of fiscal 2011. As of June 2010, this price had risen to approximately $1,020 per metric ton. When pulp prices increase, we may not be able to implement commensurate price increases in our products for three months or more after such increases in pulp prices occur. In some cases, the lag may be longer or we may not be able to pass through such cost increases at all. As of May 27, 2010 we have not been able to implement price increases for our converted retail products to offset the historically high pulp prices we have experienced in the second half of fiscal 2010 and the first quarter of fiscal 2011. If pulp prices continue to rise or remain elevated and we are unable to increase the prices of our converted tissue products, our gross margins and gross profit will continue to be materially adversely affected.

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

Cellu Tissue Holdings, Inc. and Subsidiaries

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

We face competition in each of our markets from companies that produce the same type of products that we produce or that produce alternative products that customers may use instead of our products. We currently compete in the tissue, converted paper and specialty paper markets. Some of our competitors may be able to produce certain of our products at lower cost than us. Additionally, several of our competitors are large, vertically integrated companies that are more strongly capitalized than us or have more financial resources than us. Any of the foregoing factors may enable our competitors to better withstand periods of declining demand and adverse operating conditions. In addition, changes within the paper industry, including the consolidation of our competitors and consolidation of companies in the distribution channels for our products, have occurred and may continue to occur. Several of our competitors recently announced plans to build tissue manufacturing and converting facilities in the Southeast United States, one of the key geographic regions we currently serve. For example, one competitor recently announced that it intends to build a through-air-dried (TAD) paper machine and seven converting lines capable of producing 70,000 tons of bathroom tissue and household towels annually in North Carolina and believes production at the new facility will begin in the second half of 2011. Another competitor has announced that it intends to build two new TAD machines in South Carolina with a combined capacity of approximately 150,000 tons of converted tissue per year. This competitor expects the first TAD machine to begin producing converted tissue in the second half of 2011 and the second TAD machine to begin producing converted tissue in the second half of 2012. If these competitors, or any of our other competitors, establishes significant new converting capabilities in the key geographic areas we serve, our business, financial condition and operating results may be materially adversely affected.

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

Cellu Tissue Holdings, Inc. and Subsidiaries

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended May 27, 2010.

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

Cellu Tissue Holdings, Inc.

Date: July 9, 2010	/S/ RUSSELL C. TAYLOR
Mr. Russell C. Taylor
President and Chief Executive Officer

Date: July 9, 2010	/S/ DAVID J. MORRIS
Mr. David J. Morris
Senior Vice President, Finance and Chief Financial Officer and Principal Accounting Officer