Form 10-Q
period 2010-08-26
Cellu Tissue Holdings, Inc.
filed 2010-10-08
CIK 1295976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 26, 2010

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

The number of shares of issuer’s Common Stock, $.01 par value, outstanding on September 16, 2010 was 20,186,892 shares.

CELLU TISSUE HOLDINGS, INC.

FORM 10-Q

QUARTER ENDED AUGUST 26, 2010

PART I

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	August 26, 2010	February 28, 2010
Assets
Current assets:
Cash and cash equivalents	$ 2,229,594	$ 3,299,033
Receivables, net	55,508,902	49,659,464
Inventories	55,881,584	56,586,982
Prepaid expenses and other current assets	3,033,423	3,810,934
Income tax receivable	3,162,572	2,788,118
Deferred income taxes	1,368,255	1,180,866

Total current assets	121,184,330	117,325,397
Property, plant and equipment, net	314,433,569	307,635,021
Goodwill	41,020,138	41,020,138
Other intangibles, net	25,215,236	27,339,953
Other assets	8,622,698	9,385,877

Total assets	$510,475,971	$502,706,386

Liabilities and stockholders’ equity
Current liabilities:
Revolving line of credit	$ 23,000,000	$ 1,000,750
Accounts payable	27,143,324	34,275,598
Accrued expenses	27,630,519	27,820,255
Accrued interest	6,502,332	6,721,143
Other current liabilities	1,514,095	623,653
Current portion of long-term debt	760,000	760,000

Total current liabilities	86,550,270	71,201,399
Long-term debt, less current portion	242,854,431	242,538,125
Deferred income taxes	75,210,816	77,178,393
Other liabilities	821,809	956,444
Stockholders’ equity:
Common stock, $.01 par value, 23,715,470 shares authorized, 20,186,892 and 20,145,176 shares issued, respectively	201,869	201,452
Capital in excess of par value	103,643,310	103,076,890
Accumulated earnings	2,283,664	7,460,692
Accumulated other comprehensive income (loss)	(1,090,198)	92,991

Total stockholders’ equity	105,038,645	110,832,025

Total liabilities and stockholders’ equity	$510,475,971	$502,706,386

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	August 26, 2010	August 27, 2009
Net sales	$ 136,632,083	$137,796,650
Cost of goods sold	127,802,664	115,154,471

Gross profit	8,829,419	22,642,179
Selling, general and administrative expenses	5,594,748	5,355,748
Amortization expense	1,080,163	1,079,268

Income from operations	2,154,508	16,207,163
Interest expense, net	7,838,455	12,331,443
Foreign currency (gain) loss	(142,308)	356,287
Other expense (income)	92,075	(355,871)

Income (loss) before income tax benefit	(5,633,714)	3,875,304
Income tax expense (benefit)	(1,804,045)	1,157,830

Net (loss) income	$ (3,829,669)	$ 2,717,474

Basic and diluted net (loss) income per share	$ (0.19)	$ 0.16

Basic shares outstanding	20,184,054	17,447,971

Diluted shares outstanding	20,184,054	17,447,971

	Six Months Ended
	August 26, 2010	August 27, 2009
Net sales	$ 268,736,228	$256,724,872
Cost of goods sold	247,755,896	214,269,375

Gross profit	20,980,332	42,455,497
Selling, general and administrative expenses	10,987,101	10,856,909
Amortization expense	2,124,717	2,135,692

Income from operations	7,868,514	29,462,896
Interest expense, net	15,319,149	18,837,994
Foreign currency loss	73,189	713,226
Other expense (income)	89,056	(372,445)

Income (loss) before income tax benefit	(7,612,880)	10,284,121
Income tax expense (benefit)	(2,435,852)	5,255,782

Net (loss) income	$ (5,177,028)	$ 5,028,339

Basic and diluted net (loss) income per share	$(0.26)	$0.29

Basic shares outstanding	20,176,732	17,447,971

Diluted shares outstanding	20,176,732	17,447,971

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity And Comprehensive Loss (Unaudited)

For the Six Months Ended August 26, 2010

	Shares Outstanding	Par Value Common Stock	Capital in Excess of Par Value	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, February 28, 2010	20,145,176	$201,452	$103,076,890	$ 7,460,692	$92,991	$110,832,025
Stock issued upon exercise of stock options	41,716	417	224,462			224,879
Initial public offering costs			(171,042)			(171,042)
Stock-based compensation			513,000			513,000
Net loss				(5,177,028)		(5,177,028)
Foreign currency translation					(292,747)	(292,747)
Derivative-unrealized loss					(890,442)	(890,442)

Comprehensive loss						(6,360,217)

Balance, August 26, 2010	20,186,892	$201,869	$103,643,310	$2,283,664	$(1,090,198)	$105,038,645

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	August 26, 2010	August 27, 2009
Cash flows from operating activities
Net (loss) income	($5,177,028)	$5,028,339
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	12,940,999	12,050,067
Amortization of intangibles	2,124,717	2,135,692
Amortization and write-off of debt issuance costs	769,290	779,510
Accretion and write-off of debt discount	696,306	2,887,919
Stock-based compensation	513,000	422,480
Deferred income taxes	(2,154,966)	2,393,930
Loss on disposal of fixed assets	220,601	147,241
Changes in operating assets and liabilities:
Receivables	(5,874,026)	4,287,654
Inventories	623,423	8,699,026
Prepaid expenses and other current assets	263,424	(757,153)
Other assets	17,703	368,092
Accounts payable, accrued expenses, accrued interest and other liabilities	(7,670,619)	2,429,452

Total adjustments	2,469,852	35,843,910

Net cash (used in) provided by operating activities	(2,707,176)	40,872,249
Cash flows from investing activities
Capital expenditures	(20,031,606)	(11,162,014)

Net cash used in investing activities	(20,031,606)	(11,162,014)
Cash flows from financing activities
Bank overdrafts	-	(3,285,420)
Expenses from initial public offering	(171,042)	-
Proceeds from stock options exercised	224,880	-
Payments of long-term debt	(380,000)	(380,000)
Borrowings on revolving credit facility	36,245,609	22,350,147
Repayments on revolving credit facility	(14,246,359)	(40,880,971)
Retirement of long-term debt	-	(222,255,572)
Payment of deferred financing fees	-	(9,346,462)
Net proceeds from bond offering	-	245,738,400

Net cash provided by (used in) financing activities	21,673,088	(8,059,878)
Effect of foreign currency	(3,745)	15,194

Net (decrease) increase in cash and cash equivalents	(1,069,439)	21,665,551
Cash and cash equivalents at beginning of period	3,299,033	361,035

Cash and cash equivalents at end of period	$ 2,229,594	$ 22,026,586

See accompanying notes to consolidated financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

August 26, 2010

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three and six months ended August 26, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2011. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP for audited financial statements.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

August 26, 2010

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

Stock options granted prior to the Company’s initial public offering were granted with a strike price at the estimated fair value of the Company’s stock on the date of grant. Stock options subsequent to the initial public offering were granted with a strike price equal to the closing price on the grant date. The Company uses a risk-free interest rate based on the U.S. Treasury yield in effect at the time of grant with a term equal to the expected life. The Company does not pay a dividend, so accordingly, the dividend yield is zero. The expected term of the options represents the period of time the options are expected to be outstanding. Prior to the initial public offering, expected volatility was based on the historical market value of the Company’s stock. For grants subsequent to January 22, 2010, volatility was determined using volatility of comparable companies.

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

Stock-based compensation expense for the three months ended August 26, 2010 and August 27, 2009, was $0.2 million and $0.2 million, respectively, and for the six months ended August 26, 2010 and August 27, 2009 was $0.5 million and $0.4 million, respectively. Stock-based compensation expense is included in selling, general and administrative expense.

Note 3. Long-Term Debt

Long-term debt consists of the following:

	August 26, 2010	February 28, 2010
2014 Notes	$227,639,431	$226,943,125
CityForest Industrial Bonds	15,975,000	16,355,000

	243,614,431	243,298,125
Less current portion of debt	760,000	760,000

	$242,854,431	$242,538,125

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

August 26, 2010

2014 Notes: In June 2009, the Company completed a private placement of $255 million principal face amount of 11   1 /2% Senior Secured Notes due 2014 (the “2014 Notes”), which have an effective interest rate of 12.48%. The 2014 Notes pay interest in arrears on June 1 and December 1 of each year. The 2014 Notes are secured by liens on substantially all of the Company’s assets. The Indenture in connection with the 2014 Notes contains customary covenants and events of default, including limitations on certain restricted payments, the incurrence of additional indebtedness and the sale of certain assets. The Company is compliant with these covenants as of August 26, 2010. All of the Company’s subsidiaries guarantee the 2014 Notes. During the third quarter of the prior fiscal year, the Company exchanged all of the original 2014 Notes for new 2014 Notes substantially identical to the old notes, except that the new 2014 Notes are registered with the Securities and Exchange Commission. Cellu Tissue has no independent assets or operations and the 2014 Notes are fully and unconditionally guaranteed jointly and severally by all of the Company’s subsidiaries. In connection with this refinancing, the Company recorded a loss of $2,211,273 for the early extinguishment of debt. In February 2010, the Company used $22.9 million of IPO net proceeds and cash on-hand to retire a portion of the 2014 Notes comprising of $20,516,000 of principle amounts outstanding and $2,337,608 in premiums. In connection with the partial repurchase of the 2014 Notes, the Company recorded a loss of $1,375,450 on the early extinguishment of debt. Both the premium and loss were recorded as a component of interest expense. As of August 26, 2010 and February 28, 2010, $227.6 million and $226.9 million, respectively, of the 2014 Notes were outstanding.

2006 Credit Agreement: In June 2006, the Company entered into a Credit Agreement (the “Credit Agreement”) that currently provides for a $60.0 million working capital facility, including a letter of credit sub-facility and swing-line loan sub-facility. The Credit Agreement provides that amounts under the facility may be borrowed, repaid and re-borrowed, subject to a borrowing base test, until the maturity date, which is June 12, 2011. Of the $60.0 million of total borrowings available, an amount up to $55.0 million is available, in U.S. dollars, to Cellu Tissue Holdings, Inc. under the facility and an amount up to $5.0 million is available, in U.S. or Canadian dollars, to our subsidiary Interlake Acquisition Corp. Limited under the facility. Borrowings under the working capital facility are secured by substantially all of the Company’s assets and guaranteed by the Company’s subsidiaries. As of August 26, 2010 and February 28, 2010, $23.0 million and $1.0 million, respectively, of borrowings were outstanding under this working capital facility. The Company has the option of using an interest rate that is either Prime or LIBOR, plus an incremental rate determined by the borrowing agreement. At August 26, 2010, the Company’s interest rate was prime plus an incremental rate of 0.25%, totaling 3.5%.

Effective upon closing of the January 2010 initial public offering, the Company obtained an amendment to the Credit Agreement to:

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

August 26, 2010

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

The Company is in compliance with these covenants as of August 26, 2010.

Amounts borrowed by CityForest under the revolving credit facility bear interest at a rate per annum equal to the LIBOR Rate (as defined in the Reimbursement Agreement), plus an applicable margin. The applicable margin percentage initially is 1.75%, subject to adjustment on a quarterly basis based upon CityForest’s leverage. The interest rate was 2.01% and 1.98% at August 26, 2010 and February 28, 2010, respectively. CityForest is also obligated to pay a commitment fee with respect to any unused commitment under the revolving credit facility in an amount equal to 0.50% per annum. The maturity date of the revolving credit facility is February 15, 2011. The revolving credit facility is secured by the assets of CityForest.

In connection with these CityForest credit facilities, the Company had $1.2 million of restricted cash as of August 26, 2010 and February 28, 2010, which is included in other assets on the balance sheet. In addition, the Reimbursement Agreement provides that in certain circumstances where the Company incurs indebtedness, as defined in the Reimbursement Agreement, in excess of amounts currently permitted under the indenture governing the municipal bonds or refinances the indebtedness issued under the indenture governing the municipal bonds, CityForest may be required to repay all of its obligations under the revolving line of credit and either cause the bonds to be redeemed or to replace the revolving credit facility and provide a new letter of credit from another lender.

Note 4. Deferred Financing Fees

The deferred financing fees and related accumulated amortization balances are as follows:

	August 26, 2010	February 28, 2010
2014 Notes	$8,955,677	$8,955,677
Credit agreement	231,651	231,651

	9,187,328	9,187,328
Accumulated amortization	(1,926,133)	(1,156,843)

	$7,261,195	$8,030,485

These fees, net of accumulated amortization, are included in other assets on the balance sheet as of August 26, 2010 and February 28, 2010.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

August 26, 2010

Note 5. Income Taxes

The effective income tax rate for the six months ended August 26, 2010 is 32.0% compared to 51.1% for the six months ended August 27, 2009. The effective income tax rate for the six months ended August 26, 2010 includes the beneficial impacts of reductions in applicable foreign tax rates as well as the full phase in of the tax benefits from the domestic production activities deduction. Included in income tax expense for the six months ended August 27, 2009 is discrete tax expense of $1.8 million associated with a change in the Company’s effective federal tax rate from 34% to 35%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The fiscal tax years 2006 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject. As of August 26, 2010, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

Note 6. Commitments and Contingencies

Investment in Converting Capacity

To satisfy increased customer demand for converted tissue products and to further expand our geographic reach, the Company accelerated its growth strategy in the fourth quarter of fiscal 2010 and committed to a program to invest approximately $30 million to increase our retail converting capacity by 50,000 tons. As of August 26, 2010, $19.7 million had been spent, and this program is expected to be substantially complete by May 2011. A portion of this investment has been used to add converting capacity to a new 323,000 square foot facility in Oklahoma City, Oklahoma, which began producing converted tissue products in June 2010 and is expected to become fully operational during the third quarter of fiscal 2011. The balance of this investment is expected to be used to add converting capacity to our established facilities in Neenah, Wisconsin and Thomaston, Georgia.

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

	Three Months Ended		Six Months Ended
	August 26, 2010	August 27, 2009	August 26, 2010	August 27, 2009
Net Sales
Tissue	$ 105,931,753	$ 107,781,026	$ 208,907,911	$ 201,248,387
Machine-glazed tissue	29,462,776	27,925,877	56,795,589	51,519,942
Foam	1,237,554	2,089,747	3,032,728	3,956,543

Consolidated	$ 136,632,083	$ 137,796,650	$ 268,736,228	$ 256,724,872

Segment Income (Loss) From Operations
Tissue	$ 4,373,041	$ 15,356,475	$ 10,828,681	$ 27,711,329
Machine-glazed tissue	(1,398,169)	1,326,574	(1,058,812)	2,666,960
Foam	259,799	603,382	223,362	1,220,299

Total segment income from operations	3,234,671	17,286,431	9,993,231	31,598,588
Amortization expense	(1,080,163)	(1,079,268)	(2,124,717)	(2,135,692)

Consolidated income from operations	2,154,508	16,207,163	7,868,514	29,462,896
Interest expense, net	7,838,455	12,331,443	15,319,149	18,837,994
Foreign currency transaction (gain) loss	(142,308)	356,287	73,189	713,226
Other (income) expense	92,075	(355,871)	89,056	(372,445)

Pretax (loss) income	$ (5,633,714)	$ 3,875,304	$ (7,612,880)	$ 10,284,121

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

August 26, 2010

	Three Months Ended		Six Months Ended
	August 26, 2010	August 27, 2009	August 26, 2010	August 27, 2009
Capital Expenditures
Tissue	$ 9,044,371	$ 4,363,750	$ 18,426,301	$ 9,952,766
Machine-glazed tissue	860,558	458,490	1,396,634	761,291
Foam	-	-	-	-
Corporate	82,525	65,547	208,671	447,957

Consolidated	$ 9,987,455	$ 4,887,787	$ 20,031,606	$ 11,162,014

Depreciation
Tissue	$ 4,801,479	$ 4,416,123	$ 9,461,454	$ 8,674,181
Machine-glazed tissue	1,486,369	1,431,802	2,952,539	2,836,162
Foam	26,589	21,346	52,112	42,224
Corporate	237,494	252,791	474,894	497,500

Consolidated	$ 6,551,931	$ 6,122,062	$ 12,940,999	$ 12,050,067

Note 8. Goodwill and Other Intangibles, Net

Goodwill, trademarks and other intangibles and related accumulated amortization are as follows:

	August 26, 2010	February 28, 2010
Goodwill	$ 41,020,138	$ 41,020,138

Trademarks	$ 9,456,000	$ 9,456,000
Noncompete agreements	12,770,000	12,770,000
Customer lists	12,319,000	12,319,000

	34,545,000	34,545,000
Accumulated amortization	(9,329,764)	(7,205,047)

Other Intangibles, Net	$ 25,215,236	$ 27,339,953

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

The Company’s natural gas forward contracts are valued using industry-standard models that use observable market inputs (forward market prices for natural gas) as their basis. The Company classifies these instruments within level 2 of the valuation hierarchy. For level 2 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (non performance risk). As of August 26, 2010, the fair value of these cash flow hedging instruments was $1.5 million and is included in other current liabilities. The fair value of cash flow hedges at February 28, 2010 was a liability of $0.6 million, which is included in other current liabilities. The notional value of the natural gas forward contracts outstanding was $7.1 million as of August 26, 2010. As outstanding gas forward contracts are settled, gains or losses are charged to cost of goods sold.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

August 26, 2010

The effects of the Company’s natural gas swap contracts on the consolidated statements of operations are presented below.

	Three Months Ended		Six Months Ended
	August 26, 2010	August 27, 2009	August 26, 2010	August 27, 2009
Gain (loss) recognized in comprehensive income/loss	$ (535,407)	$ 504,480	$ (890,442)	$ 987,408
Loss reclassified from accumulated other comprehensive loss into income	$ (352,516)	$(1,468,480)	$ (765,024)	$(3,090,744)

Note 10. Fair Value of Financial Instruments

The following methods and assumptions, including those discussed in Note 9, were used to estimate fair value for purposes of disclosure:

The Company’s 2014 Notes are treated as a level 1 instrument and are recorded at cost which was $227.6 million at August 26, 2010. The estimated fair value of these notes was $254.4 million at August 26, 2010 based on the quoted market price of this debt.

The Company’s City Forest Industrial Revenue Bonds in the amount of $16.0 million at August 26, 2010 and $16.4 million at February 28, 2010 are carried at cost. These bonds are determined to be a level 1 instrument. These bonds always trade at par value, with adjustments to the variable interest rate by our independent third party market maker. The estimated fair value of these bonds was $16.0 million at August 26, 2010 and $16.4 million at February 28, 2010.

Note 11. Supplemental Balance Sheet Information

Selected supplemental balance sheet information is presented below.

	August 26, 2010	February 28, 2010
Inventories:
Finished goods	$ 42,674,557	$ 46,169,180
Raw materials	5,772,605	3,608,559
Packaging materials and supplies	9,438,919	9,317,494
Inventory reserves	(2,004,497)	(2,508,251)

	$ 55,881,584	$ 56,586,982

Property, plant and equipment, net:
Land	$ 4,626,957	$ 4,565,674
Buildings	40,989,816	39,509,533
Machinery and equipment	353,846,974	336,966,732
Other	6,857,455	6,871,243
Construction in progress	10,518,307	9,429,569

	416,839,509	397,342,751
Accumulated depreciation	(102,405,940)	(89,707,730)

	$314,433,569	$307,635,021

Note 12. Income Per Share

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common share used in the basic earnings

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

August 26, 2010

per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive shares outstanding. The following presents basic net income per share and diluted net income per share:

	Three Months Ended August 26, 2010		Three Months Ended August 27, 2009
	Basic	Diluted	Basic	Diluted
Numerator:
Net (loss) income	$(3,829,669)	$(3,829,669)	$ 2,717,474	$ 2,717,474

Denominator:
Weighted average number of common shares outstanding	20,184,054	20,184,054	17,447,971	17,447,971
Effect of dilutive securities Stock Awards (a)	-	-	-	-

	20,184,054	20,184,054	17,447,971	17,447,971
Net (loss) income per share	$ (0.19)	$ (0.19)	$ 0.16	$ 0.16

	Six Months Ended August 26, 2010		Six Months Ended August 27, 2009
	Basic	Diluted	Basic	Diluted
Numerator:
Net (loss) income	$(5,177,028)	$(5,177,028)	$ 5,028,339	$ 5,028,339

Denominator:
Weighted average number of common shares outstanding	20,176,732	20,176,732	17,447,971	17,447,971
Effect of dilutive securities Stock Awards (a)	-	-	-	-

	20,176,732	20,176,732	17,447,971	17,447,971
Net (loss) income per share	$ (0.26)	$ (0.26)	$ 0.29	$ 0.29

(a)	Represents the weighted average number of shares of common stock issuable on the exercise of diluted employee stock option awards and restricted stock less the number of shares of common stock which could have been purchased with the proceeds from the exercise of such awards. These purchases were assumed to have been made at the average market price of the common stock for the period.

Note 13. Legal Proceedings

On or about September 20, 2010, Edward Glembockie, on behalf of himself and the public shareholders of the Company, filed a putative class action complaint in the Superior Court of Fulton County, State of Georgia, captioned Edward Glembockie v. Cellu Tissue Holdings, Inc., et al. The lawsuit names as defendants the Company, Clearwater, and each member of the Company’s Board of Directors. The lawsuit alleges that the Company’s directors breached their fiduciary duties in connection with Clearwater’s planned acquisition of the Company, as publicly disclosed on September 16, 2010. In addition, the lawsuit alleges that the Company and Clearwater aided and abetted those alleged breaches of fiduciary duties. Based on these allegations, the lawsuit seeks to enjoin the acquisition and to obtain other related equitable relief. It also seeks recovery of the costs of the action, including reasonable attorneys’ and experts’ fees. It is possible that additional lawsuits seeking similar relief may be filed. The defendants have not yet responded to the complaint. Based on the facts known to date, the defendants believe that the claims asserted against them in this lawsuit are without merit, and the defendants intend to defend themselves vigorously.

Cellu Tissue Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

August 26, 2010

Note 14. Subsequent Event

On September 16, 2010, the Company announced that it has entered into a definitive merger agreement with Clearwater Paper Corporation (“Clearwater”) pursuant to which Clearwater would acquire all of the outstanding common stock of the Company in an all-cash transaction which values the Company at approximately $502 million, including approximately $255 million of debt. Under the terms of the agreement, the Company’s stockholders will receive $12.00 per share in cash for each share of common stock they own, representing a premium, based on the closing price on September 15, 2010, of approximately 52.6% over the 30 day average closing trading price and 48.2% over the 90 day average closing trading price.

The agreement has been unanimously approved by the Company’s Board of Directors. The transaction was recommended to the Company’s Board of Directors by a Transaction Committee, comprised of independent members of the Company’s Board of Directors, established to evaluate the transaction. The closing of the merger is not conditioned on Clearwater obtaining financing. The merger is subject to certain customary conditions, including the receipt of regulatory approvals and our stockholders approval, and is expected to be completed in the fourth quarter of calendar 2010. Weston Presidio V, L.P., which acquired the Company in 2006, is the Company’s largest shareholder and is also represented on the Company’s Board of Directors. It and the Company’s President and Chief Executive Officer, have agreed to vote shares owned by them representing, in the aggregate, approximately 56% of the Company’s outstanding shares, in favor of the transaction.

In connection with the transaction, the Company or Clearwater intends to tender for or defease the Company’s 2014 Notes.

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

Business Developments and Trends

Merger

On September 15, 2010 the Company announced that it has entered into a definitive merger agreement with Clearwater Paper Corporation (“Clearwater”) pursuant to which Clearwater would acquire all of the outstanding common stock of the Company in an all-cash transaction which values the Company at approximately $502 million, including approximately $255 million of debt. Under the terms of the agreement, the Company’s stockholders will receive $12.00 per share in cash for each share of common stock they own, representing a premium, based on the closing price on September 15, 2010, of approximately 52.6% over the 30 day average closing trading price and 48.2% over the 90 day average closing trading price.

Cellu Tissue Holdings, Inc. and Subsidiaries

The agreement has been unanimously approved by the Company’s Board of Directors. The transaction was recommended to the Company’s Board of Directors by a Transaction Committee established to evaluate the transaction. The closing of the merger is not conditioned on Clearwater obtaining financing. The merger is subject to certain customary conditions, including the receipt of regulatory approvals and is expected to be completed in the fourth quarter of calendar 2010. Weston Presidio V, L.P., which acquired the Company in 2006, is the Company’s largest shareholder and is also represented on the Company’s Board of Directors. It and Russell C. Taylor, the Company’s President and Chief Executive Officer, have agreed to vote shares owned by them representing, in the aggregate, approximately 56% of the Company’s outstanding shares, in favor of the transaction.

In connection with the transaction, the Company or Clearwater intends to tender for or defease the Company’s outstanding 2014 Notes.

Pulp Prices

The pulp market is volatile in terms of both supply and pricing. Northern Bleached Softwood Kraft, the grade of pulp that is widely used as the benchmark in our industry, has increased from $635 per metric ton in April 2009 to the recently announced October price of $970 per metric ton, which is lower than the previous peak of $1,020 in June 2010. This price increase has been driven by several factors, including pulp market capacity reductions, offshore pulp consumption primarily in China, and world economic conditions. As a market leader in tissue hardroll and machine-glazed, we typically implement price increases as pulp prices rise. Our contracts and the practical execution of market price announcements dictate that machine-glazed and hardroll pricing generally lag market pulp price increases by approximately 90 days. In the converted retail market, we are a fast follower of price increases implemented by the large national branded companies. As of August 26, 2010 we have not been able to implement price increases for our converted retail products to offset the historically high pulp prices we have experienced in the second half of fiscal 2010 and the first six months of fiscal 2011. If pulp prices continue to rise or remain elevated and we are unable to increase the prices of our converted tissue products, our gross margins and gross profit will continue to be materially adversely affected.

Converting Capacity

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

Additionally, to satisfy increased customer demand for converted tissue products and to further expand our geographic reach, we accelerated our growth strategy in the fourth quarter of fiscal 2010 and committed to a program to invest approximately $30 million to increase retail converting capacity by 50,000 tons. As of August 26, 2010, approximately $19.7 million had been spent, and this program is expected to be substantially complete by May 2011. A portion of this investment has been used to add converting capacity to our new 323,000 square foot facility in Oklahoma City, Oklahoma, which began producing converted tissue products in June 2010 and is expected to become fully operational during the third quarter of fiscal 2011. We expect that the balance of this investment will be used to add converting capacity to two of our established converting facilities in Neenah, Wisconsin and Thomaston, Georgia.

Several of our competitors, including Clearwater, recently announced plans to build tissue manufacturing and converting facilities in the Southeast United States, one of the key geographic regions we currently serve. For example, Clearwater recently announced that it intends to build a through-air-dried (TAD) paper machine and seven converting lines capable of producing 70,000 tons of bathroom tissue and household towels annually in North Carolina and believes production at the new facility will begin in the second half of 2011. Another competitor has announced that it intends to build two new TAD machines in South Carolina with a combined capacity of approximately 150,000 tons of converted tissue per year. This competitor expects the first TAD machine to begin producing converted tissue in the second half of 2011 and the second TAD machine to begin producing converted tissue in the second half of 2012. If these competitors, or any of our other competitors, establish significant new converting capabilities in the key geographic areas we serve, our business, financial condition and operating results may be materially adversely affected.

Results of Operations for the Three Months Ended August 26, 2010 (the Fiscal 2011 Three-Month Period)

compared to the Three Months Ended August 27, 2009 (the Fiscal 2010 Three-Month Period)

Consolidated net sales for the fiscal 2011 three-month period decreased $1.2 million, or 0.8%, to $136.6 million from $137.8 million for the comparable prior year period. On an overall basis, lower volume contributed $11.4 million to the decrease, partially offset by higher pricing of $10.2 million. During the fiscal 2011 three-month period, we sold 82,204 tons of tissue hardrolls, machine-glazed tissue hardrolls and converted tissue products, a decrease of 7,124 tons, or a decrease of 8.0% over the comparable prior year period. During the fiscal 2011 three-month period, we in-sourced an

Cellu Tissue Holdings, Inc. and Subsidiaries

additional 1,781 tons of hardrolls for our converting operations that were previously purchased on the hardroll market in the prior year period. This served to reduce external hardroll shipments by a similar amount and improved our overall sales mix due to higher selling prices for converted tissue products. This is consistent with our strategy to increase the vertical integration of our acquired operations, supporting improved quality control and profitability. During the fiscal 2010 three-month period, we shipped 3,009 tons of converted tissue shipments to support two new substantial product launches. Net selling price per ton increased to $1,647 during the current period from $1,519 during the comparable prior year period. This increase in price primarily reflects increases in hardroll selling prices.

Net sales for our tissue segment were $105.9 million during the fiscal 2011 three-month period, a decrease of $1.8 million, or 1.7% from $107.8 million in the comparable prior year period. The decrease was due to lower volume, partially offset by higher selling prices. During the fiscal 2010 three-month period, we shipped 3,009 tons of converted tissue shipments to support two new substantial product launches. The decrease was also due to in-sourcing an additional 1,781 tons of hardrolls for our converting operations that were previously purchased on the hardroll market in the fiscal 2010 three-month period. Net selling price per ton increased to $1,717 for the fiscal 2011 three-month period from $1,625 for the fiscal 2010 three-month period. This increase in net selling price per ton was primarily the result of an increase in hardroll selling prices. For the fiscal 2011 three-month period, we sold 61,712 tons of tissue, of which 34,939 tons were sold as hardrolls and 26,773 tons were sold as converted tissue products, compared to the fiscal 2010 three-month period when we sold 66,311 tons of tissue, of which 36,795 tons were sold as hardrolls and 29,516 tons were sold as converted tissue products.

Net sales for our machine-glazed tissue segment for the fiscal 2011 three-month period were $29.5 million, an increase of $1.5 million or 5.5%, compared to $27.9 million in the comparable prior year period. Tons sold during the fiscal 2011 period decreased 11.0%. Net selling price per ton was $1,438 for the fiscal 2011 three-month period compared to $1,213 per ton for the fiscal 2010 three-month period. For the fiscal 2011 three-month period, we sold 20,492 tons of machine-glazed tissue, of which 17,782 tons were sold as hardrolls and 2,710 tons were sold as converted machine-glazed tissue products, compared to the fiscal 2010 three-month period when we sold 23,017 tons of machine-glazed tissue, of which 19,893 tons were sold as hardrolls and 3,124 tons were sold as converted machine-glazed tissue products. Tons sold decreased in the fiscal 2011 three-month period as a result of short-term declines in production volumes.

Net sales for our foam segment for the fiscal 2011 three-month period were $1.2 million compared to $2.1 million in the comparable prior year period, as a result of lower sales volume.

Consolidated gross profit was $8.8 million for the fiscal 2011 three-month period or a decrease of $13.8 million from $22.6 million in the comparable prior year period. As a percentage of net sales, gross profit decreased to 6.5% in the fiscal 2011 three-month period from 16.4% in the fiscal 2010 three-month period. The decline in gross profit is primarily due to higher overall pulp costs, which are 31% higher in the fiscal 2011 three-month period versus the comparable prior year period, partially offset by higher tissue hardroll and machine-glazed tissue selling prices. Tissue hardroll and machine-glazed tissue selling price increases are lagging recent increases in pulp prices. Additionally, there have been no retail market price increases for tissue converting products.

Gross profit (loss) by segment is as follows (in thousands):

	For the three months ended
	August 26, 2010	August 27, 2009	Increase (Decrease)
Tissue	$ 8,698	$ 19,474	$(10,776)
Machine-glazed tissue	(138)	2,554	(2,692)
Foam	269	614	(345)

Total	$ 8,829	$ 22,642	$(13,813)

Tissue gross margins decreased to 8.2% for the three months ended August 26, 2010 compared to 18.1% in the comparable prior year period. In addition to the factors noted above for net sales, these results were also due to higher fiber costs, which were partially offset by higher hardroll selling prices. The fiscal 2011 three-month period also includes approximately $0.6 million of start-up related costs for our Oklahoma City, Oklahoma mill.

Cellu Tissue Holdings, Inc. and Subsidiaries

Machine-glazed tissue gross margins decreased to a negative 0.4% for the three months ended August 26, 2010 compared to a positive 9.1% in the comparable prior year period. The decrease in gross margin was primarily attributable to higher fiber costs and temporarily lower production volumes, partially offset by higher selling prices.

Foam gross margins were 21.7% for the three months ended August 26, 2010 compared to 29.4% in the comparable prior year period primarily as a result of reduced sales volume.

Selling, general and administrative expenses were $5.6 million for the three months ended August 26, 2010 compared to $5.4 million for the comparable three-month period in fiscal 2010. As a percentage of net sales, expenses were 4.1% for the 2011 three-month period, compared to 3.9% for the comparable prior year period. The 2011 three-month period includes $1.0 million of professional fees related to the announced acquisition of the Company by Clearwater. Corporate performance-based compensation expense was $0 and $0.7 million in the 2011 and 2010 three-month periods, respectively. Stock-based compensation was $0.2 million in both the 2011 and 2010 three-month periods.

Amortization expense in the both of the fiscal 2011 and 2010 three-month periods of $1.1 million, relates to the amortization of the intangible assets recorded in connection with the APF Acquisition.

Interest expense, net in the fiscal 2011 three-month period was $7.8 million compared to $12.3 million in the fiscal 2010 three-month period. The fiscal 2010 three-month period includes the effect of extinguishing our 2010 Notes and the issuance of our 2014 Notes. Non-recurring costs of extinguishing our 2010 Notes includes both the write-off of deferred financing fees of $2.2 million and incremental interest expense of $1.7 million due to the period of time that elapsed between the issuance of the 2014 Notes and the extinguishment of the 2010 Notes.

Foreign currency gain in the fiscal 2011 three-month period was $0.1 million compared to foreign currency loss of $0.4 million in the fiscal 2010 three-month period. The fluctuation relates to the change in the Canadian currency exchange rate period over period.

Income tax benefit for the fiscal 2011 second quarter was $1.8 million compared to income tax expense of $1.2 million for the fiscal 2010 second quarter. The effective income tax rate for the fiscal 2011 first quarter was 32.0% compared to 30.0% in the fiscal 2010 three-month period.

Results of Operations for the Six Months Ended August 26, 2010 (the Fiscal 2011 Six-Month Period)

compared to the Six Months Ended August 27, 2009 (the Fiscal 2010 Six-Month Period)

Consolidated net sales for the fiscal 2011 six-month period increased $12.0 million, or 4.7%, to $268.7 million from $256.7 million for the comparable prior year period. On an overall basis, price contributed $16.7 million to the increase, partially offset by lower volume of $4.7 million. During the fiscal 2011 six-month period, we sold 164,698 tons of tissue hardrolls, machine-glazed tissue hardrolls and converted tissue products, a decrease of 2,639 tons, or a decrease of 1.6% over the comparable prior year period. During the fiscal 2011 six-month period, we in-sourced an additional 5,180 tons of hardrolls for our converting operations that were previously purchased on the hardroll market in the comparable prior year period. This served to reduce external hardroll shipments by a similar amount and improved our overall sales mix due to higher selling prices for converted tissue products. This is consistent with our strategy to increase the vertical integration of our acquired operations, supporting improved quality control and profitability. During the fiscal 2010 six-month period, we shipped 3,009 tons of converted tissue shipments to support two new substantial product launches. Net selling price per ton increased to $1,613 during the fiscal 2011 six-month period from $1,511 during the comparable prior year period. This increase in price primarily reflects the impact of increases in hardroll selling prices.

Net sales for our tissue segment were $208.9 million during the fiscal 2011 six-month period, an increase of $7.7 million, or 3.8% from $201.2 million in the comparable prior year period. The increase was due primarily to a higher hardroll selling prices. During the fiscal 2010 six-month period, we shipped 3,009 tons of converted tissue shipments to support two new substantial product launches. Net selling price per ton increased to $1,692 for the fiscal 2011 six-month period from $1,610 for the fiscal 2010 six-month period. This increase in net selling price per ton was primarily the result of an increase in hardroll selling prices. For the fiscal 2011 six-month period, we sold 123,434 tons of tissue, of which 68,588 tons were sold as hardrolls and 54,847 tons were sold as converted tissue products, compared to the fiscal 2010 six-month period when we sold 124,968 tons of tissue, of which 71,092 tons were sold as hardrolls and 53,876 tons were sold as converted tissue products.

Net sales for our machine-glazed tissue segment for the fiscal 2011 six-month period were $56.8 million, an increase of $5.3 million or 10.2%, compared to $51.5 million in the comparable prior year period. Tons sold during the fiscal 2011 six-month period decreased 2.6%. Net selling price per ton was $1,376 for the fiscal 2011 six-month period compared to $1,216 per ton for the fiscal 2010 six-month period. For the fiscal 2011 six-month period, we sold 41,264 tons

Cellu Tissue Holdings, Inc. and Subsidiaries

of machine-glazed tissue, of which 36,084 tons were sold as hardrolls and 5,180 tons were sold as converted machine-glazed tissue products, compared to the fiscal 2010 six-month period when we sold 42,369 tons of machine-glazed tissue, of which 37,224 tons were sold as hardrolls and 5,145 tons were sold as converted machine-glazed tissue products.

Net sales for our foam segment for the fiscal 2011 six-month period were $3.0 million compared to $4.0 million in the comparable prior year period.

Consolidated gross profit was $21.0 million for the fiscal 2011 six-month period or a decrease of $21.5 million from $42.5 million in the comparable prior year period. As a percentage of net sales, gross profit decreased to 7.8% in the fiscal 2011 six-month period from 16.5% in the fiscal 2010 six-month period. The decline in gross profit is primarily due to higher overall pulp costs, which are 33% higher in the fiscal 2011 six-month period versus the comparable prior year period, and tissue hardroll and machine-glazed tissue selling price increases are lagging recent increases in pulp prices. Additionally, there have been no retail market price increases for tissue converting products.

Gross profit (loss) by segment is as follows (in thousands):

	For the six months ended
	August 26, 2010	August 27, 2009	Increase (Decrease)
Tissue	$19,326	$36,055	$(16,729)
Machine-glazed tissue	1,409	5,161	(3,752)
Foam	245	1,239	(994)

Total	$20,980	$42,455	$(21,475)

Tissue gross margins decreased to 9.3% for the six months ended August 26, 2010 compared to 17.9% in the comparable prior year period. In addition to the factors noted above for net sales, these results were also due to higher fiber costs, which were partially offset by higher hardroll selling prices.

Machine-glazed tissue gross margins decreased to 2.5% for the six months ended August 26, 2010 compared to 10.0% in the comparable prior year period. The decrease in gross margin was primarily attributable to higher fiber costs, partially offset by higher selling prices.

Foam gross margins were 8.1% for the six months ended August 26, 2010 compared to 31.3% in the comparable prior year period primarily as a result of reduced sales volume.

Selling, general and administrative expenses were $11.0 million for the six months ended August 26, 2010 compared to $10.9 million for the comparable six-month period in fiscal 2010. As a percentage of net sales, expenses were 4.1% for the fiscal 2011 six-month period, compared to 4.2% for the comparable prior year period. The 2011 six-month period includes $1.0 million of professional fees related to the announced acquisition of the Company by Clearwater. Corporate performance-based compensation expense was $0 and $1.4 million in the fiscal 2011 and 2010 six-month periods, respectively. Stock-based compensation was $0.5 million in the 2011 six-month period and $0.4 million in the 2010 six-month period.

Amortization expense in both of the fiscal 2011 and 2010 six-month periods of $2.1 million, relates to the amortization of the intangible assets recorded in connection with the APF Acquisition.

Interest expense, net in the fiscal 2011 six-month period was $15.3 million compared to $18.8 million in the fiscal 2010 six-month period. The fiscal 2010 six-month period includes the effect of extinguishing our 2010 Notes and the issuance of our 2014 Notes. Non-recurring costs of extinguishing our 2010 Notes includes both the write-off of deferred financing fees of $2.2 million and incremental interest expense of $1.7 million due to the period of time that elapsed between the issuance of the 2014 Notes and the extinguishment of the 2010 Notes.

Foreign currency loss in the fiscal 2011 six-month period was $0.1 million compared to $0.7 million in the fiscal 2010 six-month period. The fluctuation relates to the change in the Canadian currency exchange rate period over period.

Income tax benefit for the fiscal 2011 six-month period was $2.4 million compared to income tax expense of $5.3 million for the fiscal 2010 six-month period. The effective income tax rate for the fiscal 2011 six-month period was 32.0% compared to 51.1% in the fiscal 2010 six-month period. The fiscal 2011 six-month period includes the beneficial

Cellu Tissue Holdings, Inc. and Subsidiaries

impacts of reductions in applicable foreign tax rates, as well as the full phase-in of the tax benefits from the domestic production activities deduction. Included in income tax expense for the fiscal 2010 six-month period is discrete tax expense of $1.8 million associated with a change in our effective federal rate from 34% to 35% based on projected taxable income.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our principal liquidity requirements are to service debt and meet working capital, tax and capital expenditure needs. Our total debt, excluding the outstanding borrowings under our working capital facility of $23.0 million, at August 26, 2010 was $242.9 million. We fund our working capital requirements, capital expenditure needs and tax liabilities from net cash provided by operating activities and borrowings under our working capital facility. Additionally, in the past, we have issued debt securities to fund acquisitions.

Based on current forecasts and anticipated market conditions, we believe that funding generated from operating cash flows and available sources of liquidity will be sufficient to meet all of our operating needs, to make planned capital expenditures and to make all required interest and principal payments on indebtedness for the next twelve to eighteen months. However, our operating cash flows and liquidity are significantly influenced by numerous factors, including prices of pulp fiber, prices for our products, interest rates and the general economy. We are in compliance with our debt covenants as of August 26, 2010.

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

Working capital facility

We have a $60.0 million working capital facility that matures on June 12, 2011. Borrowings under the working capital facility are secured by liens on substantially all of our assets and guaranteed by our subsidiaries. As of August 26, 2010, there were $23.0 million of borrowings outstanding under the working capital facility and excess availability, less letters of credit in the aggregate principal amount of $5.0 million, was $32.0 million.

2014 Notes

In June 2009, we issued $255 million principal face amount of 11  1/2% senior secured notes maturing on June 1, 2014 (the “2014 Notes”), with an effective interest rate of 12.48%. The 2014 Notes pay interest in arrears on June 1 and December 1 of each year, commencing on December 1, 2009. The 2014 Notes are secured by liens on substantially all of our assets and guaranteed by our subsidiaries. The net proceeds of $245.7 million from the issuance of the 2014 Notes were primarily used to redeem the our 9  3 /4% Senior Secured Notes due 2010 and fund the contingent earnout payment made on August 28, 2009 in conjunction with the 2006 acquisition of Cellu Paper Holdings, Inc. by Weston Presidio V, L.P. During fiscal 2010, using the proceeds from the January 2010 initial public offering, the Company repurchased $20.5 million of notional 2014 Notes outstanding.

CityForest Industrial Revenue Bonds

Our subsidiary, CityForest, had approximately $16.0 million in aggregate principal amount of industrial revenue bonds outstanding as of August 26, 2010. We have guaranteed all of the obligations of CityForest. We are required to annually pay $760,000 of principal of the bonds in two semi-annual payments of $380,000. The balance is payable at maturity on March 1, 2028.

Contingent Payment

In connection with our acquisition by Weston Presidio, our principal shareholder, we were required to pay up to $35.0 million of contingent consideration in cash and equity to our former owners and advisors in the event certain financial targets were met. All financial targets were met and the following payments each consisted of cash and equity:

$15.0 million was paid in fiscal 2009; $15.0 million was paid on August 28, 2009; and the final payment of $5.0 million was paid on November 24, 2009.

Cellu Tissue Holdings, Inc. and Subsidiaries

Cash Flows

Net cash used in operations was $2.7 million for the fiscal 2011 six-month period compared to net cash provided by operations of $40.9 million for the fiscal 2010 six-month period. Net loss for the fiscal 2011 six-month period was $5.2 million, a decrease of $10.2 million over the fiscal 2010 six-month period. Net cash flow used by working capital was $12.6 million for the fiscal 2011 six-month period compared to net cash provided by working capital of $15.0 million in the fiscal 2010 six-month period. This decrease is primarily due to higher raw material costs in the fiscal 2011 six-month period, increased accounts receivable balances caused by increased sales during the fiscal 2011 six-month period and reductions in accounts payable as a result of cash payments made during the fiscal 2011 six-month period related to fixed assets, pulp purchases and utilities. Additionally, in the fiscal 2010 six-month period, net deferred income tax liabilities increased $2.4 million, primarily as a result of an increase in our federal tax rate.

Net cash used in investing activities for the fiscal 2011 six-month period was $20.0 million compared to $11.2 million in the fiscal 2010 six-month period. The increased level of spending is primarily due to the fiscal 2011 expansion of our converting capacity. Prior year spending included the completion of our East Hartford, Connecticut energy cogeneration facility.

Net cash provided by (used in) financing activities for the fiscal 2011 six-month period was $21.7 million compared to cash used in financing activities of $8.1 million in the fiscal 2010 six-month period. The activity in the fiscal 2011 six-month period was driven by $22.0 million of net borrowings from the revolving credit facility to support increases in working capital, capital spending and reductions in operating income. Cash used in financing activities in the comparable prior year period was a result of refinancing debt.

Balance Sheet

Receivables, net as of August 26, 2010 increased to $55.5 million from $49.7 million as of the end of fiscal year 2010. Receivables increased as a result of increased net sales in the fiscal 2011 six-month period compared to the three months ended February 28, 2010.

Property, plant and equipment, net as of August 26, 2010 increased $6.8 million to $314.4 million from $307.6 million as of the end of fiscal year 2010. Capital expenditures to support our converting capacity expansion, including deposits made in conjunction with those efforts, were partially offset by depreciation expense.

Other intangibles, net as of August 26, 2010 decreased to $25.2 million from $27.3 million as of the end of fiscal year 2010 as a result of amortization expense during the current period.

Revolving line of credit was $23.0 million as of August 26, 2010 compared to a balance of $1.0 million at the end of fiscal year 2010 as a result of net borrowings during fiscal 2011.

Accounts payable as of August 26, 2010 decreased to $27.1 million from $34.3 million as of the end of fiscal year 2010. Accounts payable at the end of the fiscal year 2010 were higher as a result of the timing of various payments, including those related to capital projects.

Other current liabilities as of August 26, 2010 increased to $1.5 million from $0.6 million at the end of fiscal year 2010 primarily as a result of accrued professional fees related to the recently announced acquisition of the Company by Clearwater.

Commitments

To satisfy increased customer demand for converted tissue products and to further expand our geographic reach, we accelerated our growth strategy in the fourth quarter of fiscal 2010 and committed to a program to invest approximately $30.0 million to increase retail converting capacity by 50,000 tons. As of August 26, 2010, approximately $19.7 million had been spent, and this program is expected to be substantially complete by May 2011. A portion of this investment has been used to add converting capacity to our new 323,000 square foot facility in Oklahoma City, Oklahoma, which began producing converted tissue products in June 2010 and is expected to become fully operational during the third quarter of fiscal 2011. We expect that the balance of this investment will be used to add converting capacity to two of our established converting facilities in Neenah, Wisconsin and Thomaston, Georgia.

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

We use natural gas swap contracts with a cumulative total notional amount of approximately $7.1 million for 1,338,638 MMbtu at August 26, 2010 to hedge against cash flow variability arising from changes in natural gas prices in conjunction with our anticipated purchases of natural gas through May 2011. These swap contracts fix the rates on portions of our natural gas purchases to rates ranging from $6.11 per MMbtu to $3.94 per MMbtu for various periods through May 2011. These swap contracts were accounted for as effective hedges. These natural gas swap contracts had a liability fair value of $1.5 million at August 26, 2010, which was included in other current liabilities. For every one dollar natural gas MMbtu prices increase or decrease, the value of our natural gas swap contracts outstanding as August 26, 2010 will increase or decrease correspondingly by $1.3 million. Approximately 68% of our natural gas requirements are hedged through May 2011.

We have minimal foreign currency translation risk. All international sales, other than sales originating from our Canadian subsidiary, are denominated in U.S. dollars. Due to our Canadian operations, however, we could be adversely affected by unfavorable fluctuations in foreign currency exchange rates.

As of August 26, 2010 we had outstanding borrowings of $23.0 million under our working capital facility. To the extent that we continue to borrow under the working capital facility in the future, our interest expense for such borrowings would be affected by changes in interest rates. In addition, amounts borrowed by CityForest under the CityForest revolving credit facility bear interest at a rate per annum equal to the LIBOR Rate (as defined in the Reimbursement Agreement), plus an applicable margin. Accordingly, the interest expense for borrowings under the CityForest revolving credit facility would also be affected by changes in interest rates.

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

Cellu Tissue Holdings, Inc. and Subsidiaries

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of August 26, 2010.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended August 26, 2010 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On or about September 20, 2010, Edward Glembockie, on behalf of himself and the public shareholders of the Company, filed a putative class action complaint in the Superior Court of Fulton County, State of Georgia, captioned Edward Glembockie v. Cellu Tissue Holdings, Inc., et al. The lawsuit names as defendants the Company, Clearwater, and each member of the Company’s Board of Directors. The lawsuit alleges that the Company’s directors breached their fiduciary duties in connection with Clearwater’s planned acquisition of the Company, as publicly disclosed on September 16, 2010. In addition, the lawsuit alleges that the Company and Clearwater aided and abetted those alleged breaches of fiduciary duties. Based on these allegations, the lawsuit seeks to enjoin the acquisition and to obtain other related equitable relief. It also seeks recovery of the costs of the action, including reasonable attorneys’ and experts’ fees. It is possible that additional lawsuits seeking similar relief may be filed. The defendants have not yet responded to the complaint. Based on the facts known to date, the defendants believe that the claims asserted against them in this lawsuit are without merit, and the defendants intend to defend themselves vigorously.

Item 1A.	Risk Factors

Except as set forth below, the risk factors included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010 have not materially changed.

Our operating results depend upon our wood pulp costs. If wood pulp costs continue to increase or do not decrease, our business, financial condition and operating results could be materially adversely affected.

Pulp is the principal raw material used in the manufacture of our specialty paper and tissue products. It is purchased in highly competitive, price sensitive markets. We buy a significant amount of pulp and other raw materials either through supply agreements or on the spot market. For fiscal year 2010, we purchased approximately 322,000 metric tons of pulp and recycled fiber at a cost of $145 million, compared to 331,000 metric tons of pulp and recycled fiber in fiscal year 2009 at a cost of $185.7 million. Pulp prices for northern bleached softwood kraft continued to increase in fiscal 2010 from their low point in April 2009 ($635 per metric ton). As of October 2010, this price had risen to approximately $970 per metric ton, which is lower than the previous peak of $1,020 in June 2010. When pulp prices increase, we may not be able to implement commensurate price increases in our products for three months or more after such increases in pulp prices occur. In some cases, the lag may be longer or we may not be able to pass through such cost increases at all. As of August 26, 2010 we have not been able to implement price increases for our converted retail products to offset the historically high pulp prices we have experienced in the second half of fiscal 2010 and the first six months of fiscal 2011. If pulp prices continue to rise or remain elevated and we are unable to increase the prices of our converted tissue products, our gross margins and gross profit will continue to be materially adversely affected.

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

We have agreements with various pulp vendors to purchase various amounts of pulp over the next two years. These commitments require purchases of pulp up to approximately 178,000 metric tons per year at pulp prices below published list prices and allow us to shift a portion of our pulp purchases to the spot market to take advantage of spot market prices

Cellu Tissue Holdings, Inc. and Subsidiaries

when such prices fall. We believe that our current commitment under these arrangements or their equivalent approximates 50% to 65% of our current budgeted pulp needs through fiscal year 2012. If upon expiration of these agreements, or upon failure of our suppliers to fulfill their obligations under these agreements, we are unable to obtain wood pulp on terms as favorable as those contained therein, our cost of goods sold may increase and our results of operations will be impaired. As a result, our ability to satisfy customer demands and to manufacture products in a cost-effective manner may be materially adversely affected.

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

Cellu Tissue Holdings, Inc. and Subsidiaries

Risks Related to the Planned Merger

The closing of the merger with Clearwater is subject to the satisfaction of customary closing conditions, including the receipt of certain regulatory approvals.

The closing of the merger with Clearwater is subject to the satisfaction of customary closing conditions, including the receipt of certain regulatory approvals. The timing of such approval and the closing of the merger are subject to factors beyond our control. While we expect to complete the merger in the fourth quarter of calendar 2010, the closing of the merger may not be completed by such time or at all. The merger will not close if regulatory approval is not received.

Failure to complete the merger with Clearwater in a timely manner, or at all, could negatively impact the market price of our common stock and our future financial results and liquidity.

Failure to complete the merger with Clearwater in a timely manner, or at all, could negatively impact the market price of our common stock to the extent that the current market price reflects an assumption that the merger will be completed. In addition, such failure could negatively impact our future business and financial results because of, among other things, the disruption that could occur as a result of uncertainties relating to a failure to complete the merger and the potential inability to recover certain transaction costs related to the merger, including a $9.48 million termination fee that could be payable to Clearwater under certain conditions. In addition, the attention of our management will have been diverted to the merger instead of our operations and pursuit of other opportunities that could have been beneficial to us, and customer perception may be negatively impacted, which could affect our ability to compete for, or to win, new and renewal business in the marketplace.

The merger with Clearwater could negatively impact our current and future business and financial results.

The merger agreement contains customary representations and warranties of the Company, Clearwater and the merger subsidiary of Clearwater. The merger agreement also contains customary covenants and agreements, including covenants relating to (a) the conduct of the Company’s business between the date of the signing of the merger agreement and the closing of the merger, (b) non-solicitation of competing acquisition proposals and (c) the efforts of the parties to cause the merger to be completed.

Compliance with the covenants outlined in the merger agreement could restrict our ability to operate the business or result in our failure to pursue other opportunities which could be beneficial to our business in the future, should the merger not be completed. Furthermore, management’s efforts may be focused on completing the merger and diverted from the operation of the business.

The announcement of the merger with Clearwater could have a negative impact on our ability to retain and, if necessary, attract key employees, which could in turn have an unfavorable impact on our financial results.

Our success depends significantly on the continued contributions of key employees. The loss of a key employee or the inability to attract and retain experienced employees could harm our operating results. Employees may experience uncertainty about their future roles with the combined company until or after strategies for the combined company are announced or executed. These circumstances may adversely affect our ability to retain key personnel. We have implemented retention arrangements to retain and motivate certain executives and other employees, but there can be no assurance that we will be successful in retaining such employees.

Litigation has commenced against us in connection with the planned merger with Clearwater.

On or about September 20, 2010, Edward Glembockie, on behalf of himself and the public shareholders of the Company, filed a putative class action complaint in the Superior Court of Fulton County, State of Georgia, captioned Edward Glembockie v. Cellu Tissue Holdings, Inc., et al. The lawsuit names as defendants the Company, Clearwater, and each member of the Company’s Board of Directors. The lawsuit alleges that the Company’s directors breached their fiduciary duties in connection with Clearwater’s planned acquisition of the Company, as publicly disclosed on September 16, 2010. In addition, the lawsuit alleges that the Company and Clearwater aided and abetted those alleged breaches of fiduciary duties. Based on these allegations, the lawsuit seeks to enjoin the acquisition and to obtain other related equitable relief. It also seeks recovery of the costs of the action, including reasonable attorneys’ and experts’ fees. It is possible that additional lawsuits seeking similar relief may be filed. The defendants have not yet responded to the complaint. Based on the facts known to date, we believe the claims to be without merit and intend to defend them vigorously, including opposing any efforts to enjoin the proposed transaction. The cost of defending such lawsuit could have an adverse impact on our financial results.

Cellu Tissue Holdings, Inc. and Subsidiaries

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the six months ended August 26, 2010.

Item 6.	Exhibits

(a) Exhibits

2.1	Agreement and Plan of Merger, dated as of September 15, 2010, by and among the Company, Clearwater and merger sub (incorporated by reference to Exhibit 2.1 of Cellu Tissue’s Current Report on Form 8-K filed September 16, 2010)

10.1	Second Amendment to Employment Agreement, dated September 15, 2010, between Russell C. Taylor and the Company (incorporated by reference to Exhibit 10.1 of Cellu Tissue’s Current Report on Form 8-K filed September 16, 2010)

10.2	Second Amendment to Employment Agreement, dated September 15, 2010, between Steven D. Ziessler and the Company (incorporated by reference to Exhibit 10.2 of Cellu Tissue’s Current Report on Form 8-K filed September 16, 2010)

10.3	Second Amendment to Employment Agreement, dated September 15, 2010, between David J. Morris and the Company (incorporated by reference to Exhibit 10.3 of Cellu Tissue’s Current Report on Form 8-K filed September 16, 2010)

10.4	Retention Bonus Letter, dated September 15, 2010, between W. Edwin Litton and the Company (incorporated by reference to Exhibit 10.4 of Cellu Tissue’s Current Report on Form 8-K filed September 16, 2010)

31.1	Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification by Senior Vice President, Finance and Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by President and Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Senior Vice President, Finance and Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cellu Tissue Holdings, Inc.

Date: October 8, 2010	/S/ RUSSELL C. TAYLOR
Mr. Russell C. Taylor
President and Chief Executive Officer

Date: October 8, 2010	/S/ DAVID J. MORRIS
Mr. David J. Morris
Senior Vice President, Finance and Chief Financial Officer